Form 10QSB
period 1996-09-30
SBI COMMUNICATIONS INC
filed 1996-11-20
CIK 1013453

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         COMMISSION FILE NUMBER O-28416

                            SBI COMMUNICATIONS, INC.
               (Name of Small Business Registrant in its charter)

                                    DELAWARE
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   58-1700840
                                   ----------
                    (I.R.S. Employer Identification Number)

         458 HIGHWAY 278 BY PASS; P.O. BOX 597; PIEDMONT, ALABAMA 36272
         --------------------------------------------------------------
          (Address of principal executive offices including Zip Code)

                                 (205) 447-8797
                                 --------------
                        (Registrant's telephone number)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days:

                                YES [X]   NO [_]

         State the number of shares outstanding of each of the Registrant's
classes of equity, as of the latest practicable date:   5,345,439 SHARES OF
COMMON STOCK AND 1,688,000 SHARES OF PREFERRED STOCK, AS OF SEPTEMBER 30, 1996.

                               TABLE OF CONTENTS

ITEM             PAGE
NUMBER           NUMBER   ITEM CAPTION
------           ------   ------------
PART I           3        FINANCIAL INFORMATION

ITEM 1           3        FINANCIAL STATEMENTS
                 4        Cover Page
                 5        Consolidated Balance Sheets
                 6        Consolidated Statements of Income
                 7        Consolidated Statements of Shareholders' Equity
                 13       Consolidated Statements of Cash Flows
                 14       Notes to Consolidated Financial Statements

ITEM 2           15       MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II          22       OTHER INFORMATION

ITEM 1.          22       LEGAL PROCEEDINGS

ITEM 2           22       CHANGES IN SECURITIES
                 *        Modification of Instruments Defining Rights
                 *        Limitation or Qualification of Class Rights
                 *        Recent Sales of Unregistered Securities
ITEM 3.          *        DEFAULT UPON SENIOR SECURITIES

ITEM 4.          *        SUBMISSION OF MATTERS TO SECURITIES HOLDERS

ITEM 5.          22       OTHER INFORMATION

ITEM 6.          23       EXHIBITS & REPORTS ON FORM 8-K

                 23       SIGNATURES

                 24       ADDITIONAL INFORMATION
-------

*        Not Applicable.





               SBI Communications, Inc., Form 10-QSB, Page 2

PART I           FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

         See pages 4 through 16 following





                 SBI Communications, Inc., Form 10-QSB, Page 3

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

         The Registrant is currently in the development stage of its business cycle. Since its inception, the Registrant has actively pursued licensing agreements designed to generate royalty income in exchange for providing software and methods involving bingo game production. In the past, the Registrant entered into various agreements covering territories in Brazil, Greece, Hong King, and Indian reservations, military bases, and charity bingo parlors in the United States. Prior emphasis on these type of licensing agreements has proven to be ineffective. No licensee currently has bingo operations generating significant fees or royalties for the Registrant. The majority of its current operating income is provided by managing bingo games for certain non-profit charities in a facility owned by the Registrant. The majority of future revenues, however, are not anticipated to occur in either of these areas.

         The Registrant hopes to generate significant future revenues from telecommunications services involved in interactive bingo and television buying shows by purchasing large blocks of long distance telephone time and reselling such time to television audience users at a profit. Management currently anticipates arranging contracts to purchase blocks of long distance telephone time at rates of less than ten cents per minute. Television audience users will call SBI telephone numbers to receive computer generated bingo playing cards. There will be no charge for the card, but a charge for the telephone time it takes to generate the card and communicate the information to the user. Management anticipates an average telephone time usage of ten minutes per card generated, and anticipates charging approximately one dollar per minute for such time. Accordingly, management anticipates generating in excess of ninety cents per minute profit on each telephone request for a bingo playing card, or approximately nine dollars for each card requested. Management of the Registrant has made this area of business their first priority, and most of the other plans for the future are based on the success of the telecommunications area.

         Management would like to broadcast the bingo show to as many viewers as possible, and although there are no current foreign agreements, management's plans are not limited to the U.S. Management intends to pursue contracts with foreign countries and do some research into bingo on the Internet. Management estimates that all significant costs to begin telecommunications operations have already been incurred, but the Registrant must first locate a third party that will contract with the Registrant to broadcast the bingo shows.
Management is not able to estimate the cost of expanding the telecommunications business segment into foreign markets or onto the Internet at this time. Overall, management hopes to be able to generate significant net revenues annually from this area of business. However, there can be no assurance that management will succeed in finding an acceptable broadcasting vendor, or that audience participation will be sufficient enough to provide adequate profit margins to continue the venture.

         Assuming success with the above concept, the Registrant also hopes to expand operations through the acquisition of television production facilities and rights to a television buying show. This would allow the Registrant to produce their bingo show in their own studio and broadcast it





                 SBI Communications, Inc., Form 10-QSB, Page 17 over their own network. It will also give management freedom to use their experience in programming and production to produce other forms of interactive entertainment. Diligently being examined are the legal opinions submitted for imminent contractual arrangements between two companies with the Registrant, a major international shop at home entity and a telecommunications Registrant. Both of these entities are NASDAQ listed. Management feels confident that a deal will be consummated by year end 1996 allowing the Registrant to commence operations on a full scale in the telecommunications business segment.

         The Registrant is continuing to search for avenues to develop future revenue. In light of the preliminary and conditional nature of negotiations, no assurance can be provided as to the likelihood that such proposed projects will come to fruition, nor can management at this time make a reasonable estimation of the cost to start such projects, or the future revenues or profits that might be generated therefrom. A summary of projects currently being pursued is as follows:

A) The Registrant is exploring the negotiation for the management contract for THE MILL Resort & Casino (Bingo Operation). At the request of Full House Resort, Inc., a public entity in joint partnership with the Coquille Indian Tribe, THE MILL is negotiating with the Registrant to utilize the experience of SBI through a management contract. Negotiations are only in the preliminary stage at this time.

B) The Registrant is under agreement to acquire Deadwood Gulch Resort & Casino in South Dakota. This is a twelve million dollar facility that is presently wholly-owned and operated by the Full House Registrant. The status at present is management is awaiting a decision by a participating equitable entity. This project will not be able to be consummated without such a participating entity.

C) The Registrant is planning a partnership with the Louisiana Charitable Organization Alliance (LACOA), and the development of a senior citizens television network. Such ventures will involve development of television programs featuring interactive Bingo shows, auctions, and factory direct sales. The LACOA project is currently awaiting passage of legislation presented by Clenix Esensauter of Louisiana.

D) The Registrant is in the planning stage of the establishment of a casino and bingo hall on real estate provided by the Cherokee Indians of Georgia, Inc., which is also now subject to Bureau of Indian Affairs (BIA) approval.

E) To add diversification, the Registrant is also exploring the possible acquisition of Zacker's (Horizon) Gas of Tampa, Florida, a retail propane gas Registrant with $3,000,000 in annual sales.

LIQUIDITY

         The following table summarizes working capital and total assets:





                 SBI Communications, Inc., Form 10-QSB, Page 18

                                                                         SEPTEMBER 30,              DECEMBER 31,
                                                                              1996                       1995
                                                                              ----                       ----
Working Capital                                                         ($       7,831)             $    102,830
Total Assets                                                                 7,783,047                 8,179,490

         At December 31, 1995, the Registrant's current assets exceeded its current liabilities, creating a working capital surplus. The surplus is primarily the result of the issuance of preferred convertible stock to liquidate liabilities owed to shareholders, and in income provided by the Registrant's operating activities relating to approximately $100,000 in fees collected from charities that sponsor bingo games at the Registrant's bingo hall.

         At September 30, 1996, the Registrant had current liabilities in excess of current assets, principally due to administrative expenses incurred during the development stage that have been funded by the majority stockholder in the form of accrued salaries. $90,000 in salaries to management were accrued during the nine months ended September 30, 1996. At September 30, 1996, a total of $210,000 in salaries to management has been accrued. Management does not intend to pay such accrued salaries until the Registrant has sufficient working capital to do so while meeting operating needs. The Registrant has had some success in issuing stock for services, and accordingly has kept the working capital deficit to a minimum during the nine month period.

         The change in total assets is principally attributable to the Registrant's depreciation of the bingo hall and related equipment, as well as the amortization of intangible assets. Depreciation and amortization totaled $411,081 for the nine months ended September 30, 1996. In addition, during the third quarter of 1996, management increased reserves for uncollectible receivables by $87,500; and donated to the charity currently operating the bingo hall $60,688 relating to game inventories (either previously used and billed to the charity, but not yet paid for, or unused and still on site). These two transactions resulted in a decrease in assets of $148, 688.

         As the Registrant continues to operate in the development stage, no significant cash flow is being generated from operating activities. In early 1996, the charity operating the bingo hall struggled, and the Registrant collected less funds than were needed to operate the games, as well as to cover administrative costs and costs of the facility. The Registrant lowered rents charged to the charity to $25,000 per month, significantly below the $75,000 per month charged in 1995. As a result, the Registrant used $147,516 in net cash flow for operations. The Registrant also acquired various operating equipment at a cost of $38,064. To fund these cash flow needs, the Registrant was able to obtain $250,000 in proceeds from a mortgage loan, but $61,000 of such proceeds were needed to pay various loan inducement and closing costs, resulting in net cash inflow from the loan of only $189,000. Overall, the Registrant experienced a net increase in cash for the nine months of $1,464. Management anticipates the charity operating the bingo hall to do sufficiently well in the future to allow consistent payment of the $25,000 rent, as well as additional payments on older receivable balances, which should strengthen the Registrant's cash flow from operations.





                 SBI Communications, Inc., Form 10-QSB, Page 19

CAPITAL RESOURCES

         Since its inception, the Registrant's only significant sources of capital have been from the sale of common stock and loans from shareholders. The Registrant has also acquired significant assets through the sale of convertible preferred stock. The Registrant anticipates continued expansion of its business through acquisitions using Registrant stock. Furthermore, with the bingo hall acquired in 1994 now operating more profitably, the Registrant anticipates generation of revenues from the lease of this facility sufficient to cover administrative costs still being incurred as the Registrant moves forward in its development stage.

RESULTS OF OPERATIONS

         The following table sets forth the relative relationship to total revenue of the revenue categories in the Registrant's statement of income (rounded to the nearest whole dollar).

                            AMOUNT OF TOTAL REVENUE

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                          1996         1995           1996       1995
                                                          ----         ----           ----       ----
     Revenues:
          Licenses & Royalties                          $  -0-    $     -0-        $    -0-     $   -0-
          Bingo Hall Operations                          89,754       162,678         289,745     312,678
          Interest Income                                  343          -0-             617         32

              Total Revenue                             $90,097   $   162,678      $  290,371    $ 12,710

         In general, the Registrant experienced insignificant revenues in 1996 and 1995 as it attempted to expand and develop its operations. In 1995, the Registrant was able to get a more stable charity to lease the bingo hall, resulting in greater revenues in the three months ended September 30, 1995, as opposed to any other prior 1995 quarter. However, due to a transition period in early 1996 of charity management, bingo games were not as profitable as anticipated, and rents were lowered from $75,000 per month in 1995 to $25,000 per month in 1996. This has resulted in a decline in operating revenues in 1996 compared to 1995 for both the quarter and year-to-date periods. The Registrant has no other significant source of revenue at this time.

         As the existing charity gains in experience, participation at the bingo games has increased, allowing the charity to generate greater profits. This will allow timely payment of current rent charges, as well as potential ability to pay rents in the future closer to the $75,000 per month level originally agreed to.

         The Registrant's expenses can be summarized as follows:

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,

                                                              1996              1995               1996           1995
                                                              ----              ----               ----           ----

Salaries and related expenses                                 $ 38,152         $ 38,263         $  115,012       $104,263
Other general and administrative
     expenses                                                  249,687           83,497            430,251        225,965
Depreciation and amortization                                  137,107          156,951            411,081        403,449
Interest and finance charges                                    27,717              -0-             54,628            193
Other                                                           12,918              -0-             21,116            -0-


Amount of Total Expenses                                      $465,581         $  278,711       $1,032,088       $733,870


         One of the most significant expenses relates to the amortization of trademark, game show and computer program assets the Registrant has developed. The expense is running $265,960 per year, or approximately $66,000 per quarter. Such assets will be fully amortized at the end of 1996. The Registrant also has depreciation on the bingo hall and related equipment, which approximates $275,000 per year, or $69,000 per quarter. These expenses do not require the use of cash. As explained previously, the Registrant made adjustments to receivable and inventory balances in the third quarter of 1996, resulting in one time charges to general and administrative expenses of approximately $148,000. The Registrant also obtained debt financing in late 1995, and again in the spring of 1996, resulting in interest expense in 1996 with no corresponding expense in 1995. Interest expense includes about $17,000 in amortization of deferred loan costs for the nine months ended September 30, 1996.

         Should the Registrant successfully acquire production facilities and broadcast companies under consideration, or expand operations in areas previously discussed as currently under consideration, revenues and expenses of the Registrant would change significantly. Management is not able to predict the impact of such changes on revenues or expenses at this time.

IMPAIRMENT OF LONG LIVED ASSETS

         Although the Registrant has generated significant losses over the years, charity operations of the bingo hall are beginning to stabilize, and appear to be at a level to insure a minimum of $300,000 of annual rental income, with potential of $900,000 of annual rental income, as well as additional income relating to management services provided. This revenue should be sufficient to enable the Registrant to generate profits in the future. This, coupled with the potential proceeds from the sale of the bingo hall itself at some future date, has convinced management that the Registrant will ultimately collect net revenues from ownership of the bingo hall in excess of the recorded cost of the related fixed assets. Accordingly, management does not believe any adjustment in the recorded amounts of such assets is warranted under the new accounting rules relating to the impairment of long lived assets.





                 SBI Communications, Inc., Form 10-QSB, Page 21

STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

         See Notes To Consolidated Financial Statements included elsewhere in this filing for a description of the Registrant's calculation of earnings per share.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Incorporated by reference to the Registrant's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November __, 1996.

ITEM 2   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

         Incorporated by reference to the Registrant's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November __, 1996.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO SECURITIES HOLDERS

         Incorporated by reference to the Registrant's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November __, 1996.


ITEM 5.  OTHER INFORMATION

         Incorporated by reference to the Registrant's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November __, 1996.





                 SBI Communications, Inc., Form 10-QSB, Page 22

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

         Incorporated by reference to the Registrant's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November __, 1996.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                            SBI COMMUNICATIONS, INC.

Dated: November 15, 1996



                            By: /s/Ronald Foster/s/
                                 Ronald Foster
                 Chairman, President & Chief Executive Officer






                 SBI Communications, Inc., Form 10-QSB, Page 23

                             Additional Information


                                  HEADQUARTERS
                                  ------------
                               SBI Communications
                  458 Highway 278 Bypass; Post Office Box 597
                            Piedmont, Alabama 36272

                                  SUBSIDIARIES
                                  ------------
                SBI COMMUNICATIONS, INC, an Alabama corporation
     458 Highway 278 Bypass; Post Office Box 597;  Piedmont, Alabama 36272

                 SBI COMMUNICATIONS, INC, a Nevada corporation
           955 South Virginia Street; Suite 116;  Reno, Nevada 89502

                 SATELLITE BINGO, INC., a  Georgia corporation
     458 Highway 278 Bypass; Post Office Box 597;  Piedmont, Alabama 36272

                              OFFICERS & DIRECTORS
                              --------------------
    Ronald Foster: President, Chairman of the Board, Chief Executive Officer
                    Kathy Hunt: Secretary/Treasurer/Director
                         Thomas Barrett: Vice President
                    Claude Pichard: Vice President/Director
                               Mel Ray: Director
                          Michael McGlothlin: Director

                                    AUDITORS
                                    --------
                                  John Ratliff
                  DANIELS AND RATLIFF PROFESSIONAL GROUP, INC.
      1100 South Tryon Street; Suite 230;  Charlotte, North Carolina 28203

                                 TRANSFER AGENT
                                 --------------
                            CORPORATE STOCK TRANSFER
              370 17th Street; Suite 2550;  Denver, Colorado 80202


         Exhibits to this Form 10-QSB will be provided, subject to payment of actual copy costs, to shareholders of the Registrant upon written request addressed to Kathy Hunt, Secretary, SBI Communications, Inc., at the Registrant's headquarters listed above.





                 SBI Communications, Inc., Form 10-QSB, Page 24

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS
                            AND ACCOUNTANTS' REPORT

                          SEPTEMBER 30, 1996 AND 1995

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,           December 31,
                                                                                        1995                    1995
                                                                                        ----                    ----
                                                                                                 (Unaudited)
                                                                                                 -----------


                                                          ASSETS
                                                          ------
Current assets:
   Cash                                                                                $   13,053           $   11,589
   Accounts receivable, net of allowance
     for doubtful accounts of $500,000 at
     September 30, 1996 and $462,500 at
     December 31, 1995                                                                    463,038              499,864
   Notes receivable from shareholders                                                      33,200               25,000
                                                                                       ----------           ----------
                                                                                          509,291              536,453
Property and equipment, less accumulated
   depreciation                                                                         7,142,799            7,316,219

Other assets:
   Deferred loan costs                                                                     64,424                  -
   Trademarks, net                                                                         25,000              100,000
   Shows and computer programs, net                                                        41,490              165,960
   Game inventory                                                                             -                 60,688
   Organization costs                                                                          43                  170
                                                                                       ----------           ----------
                                                                                       $7,783,047           $8,179,490
                                                                                       ==========           ==========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

Current liabilities:
   Mortgage note payable - current portion                                             $    5,672           $      -
   Note payable to a trust managed by
       a shareholder                                                                      250,000              250,000
   Accounts payable                                                                        41,747               53,738
   Accrued wages due to principal
       shareholder                                                                        210,000              120,000
   Advances due to principal shareholder                                                    4,753                4,156
   Accrued interest                                                                         4,950                5,729
                                                                                       ----------           ----------
                                                                                          517,122              433,623
                                                                                       ----------           ----------

Mortgage note payable                                                                     241,775                  -
                                                                                       ----------           ----------

Shareholders' equity:
   Preferred stock, par value $5.00; 10,000,000
       shares authorized; 1,668,000 shares issued
       and outstanding at September 30, 1996 and
       December 31, 1995, respectively                                                  8,340,000            8,340,000
   Preferred stock subscribed                                                              25,000                  -
   Common stock, par value $.001; 40,000,000
       shares authorized; 5,345,439 shares issued
       and outstanding at September 30, 1996 and
       December 31, 1995, respectively                                                      5,345                5,345
   Paid-in capital                                                                      3,567,343            3,572,343
   Deficit accumulated during the development
       stage                                                                           (4,913,538)          (4,171,821)
                                                                                       ----------           ----------
          Total shareholders' equity                                                    7,024,150            7,745,867
                                                                                       ----------           ----------
                                                                                       $7,783,047           $8,179,490
                                                                                       ==========           ==========




          See accompanying notes to consolidated financial statements.

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)




                                  Three Months Ended                      Nine Months Ended                  Through
                                    September 30,                          September 30,                  September 30,
                                      (Unaudited)                            (Unaudited)                       1996
                                -----------------------                 -------------------                (Unaudited)
                                1996              1995                 1996           1995               -------------
                                ----              ----                 ----           ----
Revenues:
   Licenses and royalties       $      -         $     -            $      -                -            $   641,642
   Bingo hall rent                  77,000         148,790            277,000          298,790               811,593
   Bingo hall operations            12,754          13,888             12,754           13,888               105,804
   Interest income                     343             -                  617               32                 1,718
   Other income                        -               -                  -                -                 235,754
                                ----------       ---------        -----------          -------            ----------

       Gross revenues               90,097         162,678            290,371          312,710             1,796,511
                                ----------       ---------        -----------         ========           -----------

Expenses:
   Production costs                  1,813             -               10,011              -                 316,696
   Bingo hall operations            11,105             -               11,105              -                  11,105
   General and administrative      249,687          83,497            430,251          225,965             2,338,085
   Salaries and related expenses    38,152          38,263            115,012          104,263               978,672
   Depreciation and amortization   137,107         156,951            411,081          403,449             1,835,406
   Interest expense and finance
       charges                      27,717             -               54,628              193               349,258
   Losses from equity interest
       in joint venture                -               -                  -                -                 880,827
                                ----------       ---------        -----------         --------           -----------

       Total expenses              465,581         278,711          1,032,088          733,870             6,710,049
                                ----------       ---------        -----------         --------           -----------

Income (loss) from operations   $ (375,484)      $(116,033)       $  (741,717)        (421,160)          $(4,913,538)
                                ==========       =========        ===========         ========           ===========


Income (loss) per share         $    (0.07 )     $    (.02)       $     (0.14)        $   (.08)          $     (2.30)
                                ==========       =========        ===========         ========           ===========





         See accompanying notes to consolidated financial statements.

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, JANUARY 10, 1986, THROUGH SEPTEMBER 30, 1996


                                                                                              Deficit
                                    Common Stock        Preferred Stock                     Accumulated
                                -------------------- ----------------------    Additional      During           Total
                                 Number               Number                    Paid-in     Development      Shareholders'
                                of shares    Amount  of shares      Amount      Capital         Stage      Equity (Deficit)
                                ----------   ------- ----------     -------   -----------   -----------    ----------------
Initial common stock sold
 in January, 1986 for
 cash of $500                   4,000,000   $  4,000        -    $      -     $    (3,500)  $      -          $      500

Recapitalization as a
  business combination          3,300,000      3,300        -           -         (13,153)         -              (9,853)

Forgiveness of debt                   -          -          -           -         246,370          -             246,370

Retroactive adjustment for
  1 for 20 reverse stock
  split occurring in 1993      (6,935,000)    (6,935)       -           -           6,935          -                 -

Net loss, 1986                        -          -          -           -             -       (204,663)         (204,663)
                               ----------   --------  ---------  ----------    ----------   ----------        ----------

Balance, December 31, 1986        365,000        365        -           -         236,652     (204,663)           32,354

Common stock sold for cash
  of $25,809 in August, 1987
  ($12.90 per share)                2,000          2        -           -          25,807          -              25,809

Common stock sold for cash
  of $71,691 in August, 1987
  ($14.06 per share)                5,100          5        -           -          71,686          -              71,691

Common stock issued in August,
  1987 for rent concessions
  and other assets valued
  at $71,750 ($7.18 per share)     10,000         10        -           -          71,740          -              71,750

Common stock sold for cash
  of $41,000 in October, 1987
  ($10.00 per share)                4,100          4        -           -          40,996          -              41,000

Common stock sold for cash
  of $5,000 in November, 1987
  ($10.00 per share)                  500          1        -           -           4,999          -               5,000

Net loss, 1987                        -          -          -           -             -       (544,026)         (544,026)
                               ----------   --------  ---------  ----------    ----------   ----------        ----------

Balance December 31, 1987         386,700        387        -           -         451,880     (748,689)         (296,422)

Common stock sold for cash
  of $100,000 in January, 1988
  ($2.00 per share)                50,000         50        -           -          99,950          -             100,000

Common stock issued in April,
  1988 for services rendered
  valued at $34,716 ($5.00 per
  share)                            6,943          7        -           -          34,709          -              34,716

Common stock issued in June,
  1988 for cash of $86,546
  ($4.69 per share)                18,463         18        -           -          86,528          -              86,546

Common stock issued in November,
  1988 for services rendered
  from June through
  November, 1988, valued
  at $46,877 ($4.69 per share)     10,000         10        -           -          46,867          -              46,877

Net loss, 1988                        -          -          -           -             -     (1,206,824)       (1,206,824)
                               ----------   --------  ---------  ----------    ----------   ----------        ----------

Balance December 31, 1988         472,106        472        -           -         719,934   (1,955,513)       (1,235,107)

Common stock issued in January,
  1989 for cash of $23,438
  ($4.69 per share)                 5,000          5        -           -          23,433          -              23,438




                                  (Continued)

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, JANUARY 10, 1986, THROUGH SEPTEMBER 30, 1996
                                  (Continued)



                                                                                               Deficit
                                     Common Stock        Preferred Stock                     Accumulated
                                 -------------------- ----------------------    Additional     During           Total
                                  Number               Number                    Paid-in     Development     Shareholders'
                                 of shares    Amount  of shares      Amount      Capital        Stage      Equity (Deficit)
                                 ----------   ------- ----------     -------   -----------   -----------   ----------------
Common stock issued in January,
  1989 as inducement to lenders
  valued at $21,095 ($4.69
  per share)                        4,500          5        -           -          21,090          -              21,095

Common stock issued in June,
  1989 as repayment of debt
  valued at $70,000 ($4.67
  per share)                       15,000         15        -           -          69,985          -              70,000


Common stock issued in June,
  1989 for legal services
  from February through June,
  1989, valued at $140,630
  ($4.69 per share)                30,000   $     30        -    $      -      $  140,600   $      -          $  140,630

Net loss, 1989                        -          -          -           -             -       (491,957)         (491,957)
                                  -------   --------  ---------  ----------    ----------   ----------        ----------

Balance December 31, 1989         526,606        527        -           -         975,042   (2,447,470)       (1,471,901)

Common stock issued in January,
  1990 for production and
  uplinking services valued
  at $10,000 ($2.00 per share)      5,000          5        -           -           9,995          -              10,000

Common stock issued in January,
  1990 for design and
  software programs valued at
  $30,000 ($4.00 per share)         7,500          7        -           -          29,993          -              30,000

Common stock issued in January,
  1990 for telecommunication and
  layout services rendered valued
  at $50,000 ($2.00 per share)     25,000         25        -           -          49,975          -              50,000

Common stock issued in June,
  1990 for production services
  valued at $50,000 ($5.00 per
  share)                           10,000         10        -           -          49,990          -              50,000

Common stock sold in June,
  1990 for cash of $3,750
  ($5.00 per share)                   750          1        -           -           3,749          -               3,750

Common stock issued in November,
  1990 as repayment of debt
  owed to CEO valued at $300,000
  ($0.60 per share)               500,000        500        -           -         299,500          -             300,000

Common stock issued in November,
  1990 for receivables of
  $468,000, later deemed to
  have no value ($4.68 per
  share reduced to -0-)           100,000        100        -           -            (100)         -                 -

Common stock issued in December,
  1990 to a board member for
  services rendered valued at
  $25,000 ($5.00 per share)         5,000          5        -           -          24,995          -              25,000





                                  (Continued)

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, JANUARY 10, 1986, THROUGH SEPTEMBER 30, 1996
                                  (Continued)



                                                                                              Deficit
                                    Common Stock        Preferred Stock                    Accumulated
                                -------------------- ----------------------    Additional     During          Total
                                 Number               Number                    Paid-in     Development    Shareholders'
                                of shares    Amount  of shares      Amount      Capital        Stage      Equity (Deficit)
                                ----------   ------- ----------     -------   -----------   -----------   ----------------
Common stock issued in December,
  1990 to a board member for
  services rendered valued at
  $25,000 ($5.00 per share)         5,000          5        -           -          24,995          -              25,000

Net income, 1990                      -          -          -           -             -      2,511,101         2,511,101
                                ---------   --------  ---------  ----------    ----------   ----------        ----------

Balance December 31, 1990       1,184,856      1,185        -           -       1,468,134       63,631         1,532,950

Common stock issued in October,
  1991 as repayment of debt
  owed to CEO valued at
  $500,000 ($1.00 per share)      500,000        500        -           -         499,500          -             500,000

Common stock issued in November,
  1991 to CEO for various
  trademarks, shows, computer
  programs and bingo game
  inventory, valued at
  $1,405,200 ($3.00 per share)    468,400        468        -           -       1,404,732          -           1,405,200

Net loss, 1991                        -          -          -           -             -     (2,315,058)       (2,315,058)
                                ---------   --------  ---------  ----------    ----------   ----------        ----------

Balance December 31, 1991       2,153,256      2,153        -           -       3,372,366   (2,251,427)        1,123,092

Common stock issued in January,
  1992 for marketing services
  valued at $9,000 ($0.60 per
  share)                           15,000         15        -           -           8,985          -               9,000

Common stock issued in January,
  1992 for clerical services
  valued at $10,000 ($2.00
  per share)                        5,000   $      5        -    $      -      $    9,995   $      -          $   10,000

Common stock issued in January,
  1992 for services provided
  by board member valued at
  $10,000 ($2.00 per share)         5,000          5        -           -           9,995          -              10,000

Common stock issued in January,
  1992 for services provided
  by board member valued at
  $10,000  ($2.00 per share)        5,000          5        -           -           9,995          -              10,000

Common stock issued in January,
  1992 for payment of interest
  due on notes to three
  individuals, valued at
  $9,900 ($0.57 per share)         17,500         18        -           -           9,882          -               9,900

Common stock sold in August,
  1992 for cash of $25,000
  ($0.75 per share)                33,333         33        -           -          24,967          -              25,000

Net loss, 1992                        -          -          -           -             -       (493,057)         (493,057)
                                ---------   --------  ---------  ----------    ----------   ----------        ----------

Balance December 31, 1992       2,234,089      2,234        -           -       3,446,185   (2,744,484)          703,935

Fractional shares issued in
  connection with reverse
  stock split                         100        -          -           -             -            -                 -




                                  (Continued)

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, JANUARY 10, 1986, THROUGH SEPTEMBER 30, 1996
                                  (Continued)



                                                                                             Deficit
                                    Common Stock        Preferred Stock                    Accumulated
                                -------------------- ----------------------    Additional     During          Total
                                 Number               Number                    Paid-in     Development    Shareholders'
                                of shares    Amount  of shares      Amount      Capital        Stage      Equity (Deficit)
                                ----------   ------- ----------     -------   -----------   -----------   ----------------
Common stock issued in March,
  1993 for bonds - bonds were
  unable to be issued, stock
  was canceled in 1994 - no
  valued has been assigned        650,000        650        -           -            (650)         -                 -

Common stock issued in March,
  1993 for consulting agreement;
  350,000 shares originally
  issued, 200,000 shares
  canceled; no value assigned     150,000        150        -           -            (150)         -                 -

Common stock issued in April,
  1993 for consulting agreement
  and $40,000 in cash; no value
  assigned to the consulting
  agreement ($0.40 per share)     100,000        100        -           -          39,900          -              40,000

Common stock issued in July,
  1993 for consulting agreement,
  no value assigned               650,000        650        -           -            (650)         -                 -

Common stock issued in August,
  1993 for consulting agreement,
  no value assigned               100,000        100        -           -            (100)         -                 -

Common stock issued in August,
  1993 to CEO for repayment
  of various debts valued at
  $37,500 ($0.19 per share)       200,000        200        -           -          37,300          -              37,500


Common stock issued in October,
  1993 for consulting services,
  no value assigned                 1,250          1        -           -              (1)         -                 -

Common stock issued in November,
  1993 for commitments to raise
  $400,000 but such funds were
  never received; Company has not
  yet canceled certificates, but
  restricted such certificates
  until the matter is resolved;
  no value has been assigned in
  that management anticipates
  ultimate cancellation of the
  certificates                    200,000        200        -           -            (200)         -                 -

Common stock issued in December,
  1993 for consulting agreement;
  stock canceled in 1994 due
  to nonperformance; no value
  assigned                      1,000,000   $  1,000        -    $      -      $   (1,000)  $      -           $     -

Net loss, 1993                        -          -          -           -             -       (338,530)        (338,530)
                                ---------   --------  ---------  ----------    ----------   ----------         --------

Balance December 31, 1993       5,285,439      5,285        -           -       3,520,634   (3,083,014)         442,905

Common stock issued in March,
  1993 for bonds - bonds were
  unable to be issued, stock
  was canceled in 1994           (650,000)  $   (650)       -           -             650          -                 -





                              (Continued)

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, JANUARY 10, 1986, THROUGH September 30, 1996
                                  (Continued)



                                                                                             Deficit
                                      Common Stock        Preferred Stock                  Accumulated
                                -------------------- ----------------------     Additional     During          Total
                                 Number               Number                    Paid-in     Development    Shareholders'
                                of shares    Amount  of shares     Amount      Capital        Stage      Equity (Deficit)
                                ----------   ------- ----------  ----------   -----------   -----------   ----------------
Common stock issued in January,
  1994 for consulting agreement
  and computer equipment with
  a book value of $91,669; no
  value has been assigned to
  the consulting agreement;
  total value of $91,669
  ($0.09 per share)             1,000,000      1,000        -           -          90,669          -              91,669

Common stock issued in December,
  1993 for consulting agreement;
  stock canceled in July 1994
  due to nonperformance; no
  value assigned in 1993       (1,000,000)    (1,000)       -           -           1,000          -                 -

Common stock issued in
  November, 1994 for
  consulting agreement,
  no value assigned               500,000        500        -           -            (500)         -                 -

Preferred stock issued in
  December, 1994 for land
  valued at $250,000;
  building valued at
  $6,250,000; and equipment
  valued at $900,000; total
  value of $7,400,000
  ($4.93 per share)                   -         -    1,500,000   7,500,000       (100,000)         -           7,400,000

Preferred stock issued in
  December 1994 to individual
  to settle debts of
  approximately $25,000
  ($5.00 per share)                   -         -        5,000      25,000            -            -              25,000

Net loss, 1994                        -         -          -           -              -       (319,575)         (319,575)
                                ---------   -------  ---------  ----------     ----------   ----------        ----------

Balance December 31, 1994       5,135,439     5,135  1,505,000   7,525,000      3,512,453   (3,402,589)        7,639,999

Common stock issued in January,
  1995 for accounting services
  valued at $100
  ($0.001 per share)              100,000       100        -           -              -            -                 100

Preferred stock issued in
  March, 1995, for cash               -         -       33,000     165,000            -            -             165,000

Net loss, January 1, 1995,
  to March 31, 1995                   -         -          -           -              -       (180,176)        (180,176)
                                ---------   -------  ---------  ----------     ----------   ----------        ---------

Balance March 31, 1995          5,235,439     5,235  1,538,000   7,690,000      3,512,453   (3,582,765)        7,624,923

Common stock issued in May,
  1995 for legal services
  valued at $50,000
  ($0.50 per share)               100,000       100        -           -           49,900          -              50,000

Preferred stock issued in
  June, 1995, to principal
  shareholder as settlement
  for $450,000 owed to said
  shareholder, valued at
  $450,000 ($5.00 per share)           -         -      90,000     450,000            -            -             450,000




                                  (Continued)

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION, JANUARY 10, 1986, THROUGH September 30, 1996
                                  (Continued)





                                                                             Preferred
                              Common Stock       Preferred Stock       Stock Subscribed
                          ------------------- ----------------------  ------------------
                             Number               Number                Number
                           of shares    Amount  of shares    Amount     of shares   Amount
                           ----------   ------  ----------   -------    ---------   ------
Common stock issued in
  August, 1995 for
  legal services valued
  at $10,000
  ($1.00 per share)          10,000        10       -          -          -         -

Preferred stock issued
  in October, 1995 as
  an inducement to an
  individual to arrange
  for $250,000 to be
  loaned to the Company
  by a trust controlled
  by the individual,
  value of $200,000
  ($5.00 per share)             -        -        40,000     200,000      -         -

Net loss, April 1, 1995
  to December 31, 1995          -        -          -           -         -         -
                           ---------  -------  ---------  ----------  --------  ---------

Balance December 31,
  1995                     5,345,439    5,345  1,668,000   8,340,000      -         -

Unaudited:

Preferred stock sub-
  scribed in April,
  1996, issued in July,
  1996, as an inducement        -        -          -          -         5,000     25,000

Net loss, January 1,
  1996 to September 30,
  1996                          -        -          -          -          -         -
                           ---------  -------  ---------  ----------  --------  ---------

Balance September 30,
  1996                     5,345,439  $ 5,345  1,668,000  $8,340,000     5,000  $  25,000
                           =========  =======  =========  ==========  ========  =========


                                                       Deficit
                                                     Accumulated
                                        Additional     During         Total
                                          Paid-in     Development  Shareholders'
                                          Capital       Stage     Equity (Deficit)
                                        -----------  -----------  ----------------
Common stock issued in
  August, 1995 for
  legal services valued
  at $10,000
  ($1.00 per share)                        9,990         -             10,000

Preferred stock issued
  in October, 1995 as
  an inducement to an
  individual to arrange
  for $250,000 to be
  loaned to the Company
  by a trust controlled
  by the individual,
  value of $200,000
  ($5.00 per share)                         -            -            200,000

Net loss, April 1, 1995
  to December 31, 1995                      -         (589,056)      (589,056)
                                       ----------  -----------     ----------

Balance December 31,
  1995                                  3,572,343   (4,171,821)     7,745,867

Unaudited:

Preferred stock sub-
  scribed in April,
  1996, issued in July,
  1996, as an inducement                   (5,000)         -           20,000

Net loss, January 1,
  1996 to September 30,
  1996                                      -         (741,717)      (741,717)
                                       ----------  -----------     ----------

Balance September 30,
  1996                                 $3,567,343  $(4,913,538)    $7,024,150
                                       ==========  ===========     ==========




          See accompanying notes to consolidated financial statements.

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                                                                                           Jan. 10, 1986

Through

Sept. 30,
                                                                          1996              1995                1996
                                                                          ----              ----                ----


Cash flows from operating activities:
  Net (loss)                                                           $(741,717)        $(421,160)          $(4,913,538)

Adjustments to reconcile net loss to cash
  provided from operations:
    Depreciation and amortization                                        411,081           403,449             1,835,576
    Stock issued for services                                                -              60,100             1,850,438
    Stock issued for financing costs                                         -                 -                 200,000
    Change in accounts receivable                                         28,626          (312,678)             (496,238)
    Change in game inventories                                            60,688               -                  75,400
    Amortization of deferred loan costs                                   16,576               -                  16,576
    Change in accounts payable                                           (11,991)          (41,005)               41,747
    Change in accrued expenses                                            89,221            90,000               214,950
    Loss on write-off of marketable securities                               -                 -                   2,000
    Loss on disposal of assets                                               -                 -                   2,440
    Write-off of production costs                                            -                 -                 236,138
    Loss on equity interest in joint venture                                 -                 -                 880,827
                                                                       ---------         ---------           -----------
      Cash provided (used) by operating activities                      (147,516)         (221,294)              (53,684)
                                                                       ---------         ---------           -----------

Cash flows from investing activities:
  Organization costs incurred                                                -                 -                    (758)
  Investment in marketable securities                                        -                 -                  (2,000)
  Payment for production costs                                               -                 -                (236,567)
  Investment in joint venture                                                -                 -                (880,827)
  Effect of business capitalization                                          -                 -                  (9,853)
  Purchase of property and equipment                                     (38,064)          (26,834)             (224,692)
                                                                       ---------         ---------           -----------
      Cash provided (used) by investing activities                       (38,064)          (26,834)           (1,354,697)
                                                                       ---------         ---------           -----------

Cash flows from financing activities:
  Proceeds from notes payable                                            250,000               -                 250,000
  Deferred loan cost paid                                                (61,000)              -                 (61,000)
  Repayment of notes payable                                              (2,553)              -                  (2,553)
  Loans from shareholders/affiliates                                      20,321            40,029               745,124
  Repayments on loans from shareholders                                  (19,724)          (13,309)              (97,871)
  Proceeds from issuance of common stock                                     -             165,000               587,734
                                                                       ---------         ---------           -----------
      Cash provided by financing activities                              187,044           191,720             1,421,434
                                                                       ---------         ---------           -----------

Net increase (decrease) in cash                                            1,464           (56,408)               13,053
Cash at beginning of period                                               11,589            58,928                   -
                                                                       ---------         ---------           -----------
Cash at end of period                                                  $  13,053         $   2,520           $    13,053
                                                                       =========         =========           ===========


Supplemental information:
  Income taxes paid                                                    $     -           $     -             $       -
                                                                       =========         =========           ===========
  Interest paid                                                        $  38,831         $     193           $   128,495
                                                                       =========         =========           ===========

Significant non-cash transactions included the following:

  During 1995, legal and accounting fees valued at $60,100 were paid for by the issuance of 210,000 shares of common stock; $450,000 of loans payable to shareholders were repaid through the issuance of 90,000 shares of preferred stock; and $200,000 of finance charges relating to loan inducement fees were paid for by the issuance of 40,000 shares of preferred stock.

  During 1996, loan costs of $20,000 were paid for through the issuance of 5,000 shares of preferred stock.





          See accompanying notes to consolidated financial statements.

                            SBI COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED

Note 1 - Organization and certain significant accounting policies

The organization and certain major accounting policies of SBI Communications, Inc. are summarized below to assist the reader in reviewing the Company's financial statements.

   Organization

   SBI Communications, Inc. (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications, Inc.

   Development stage company

   The Company plans to provide an interactive, satellite cable bingo game show and other similar telecommunication products or services to television viewers. Since principal operations have not commenced, and since only insignificant revenues have been generated, the Company is considered to be a development stage company. Statement of Financial Accounting Standards Number 7 establishes the accounting principles governing development stage companies.

   Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Satellite Bingo, Inc., a Georgia corporation, which currently is inactive with no assets or liabilities. Intercompany transactions and balances have been eliminated in consolidation.

   Estimates and assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements, which are for interim periods, have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, results of operations for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in Form 10-SB as filed with the Securities and Exchange Commission during 1996. The December 31, 1995, balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 3 - Deferred loan costs

Deferred loan costs are summarized as follows at September 30, 1996:

   Original cost                                                      $   81,000
   Less accumulated amortization                                          16,576
                                                                      ----------
                                                                      $   64,424
                                                                      ==========

Note 4 - Accounts receivable and game inventory adjustments

During the third quarter of 1996, management determined that amounts due from a particular charity for back rents totalling $187,500 would likely be collected only through assumption of certain furniture and equipment owned by the charity. Management estimates that the value of such furniture and equipment is only $100,000, and accordingly has recorded an additional bad debt reserve of $87,500.

Game inventory used by charities leasing the bingo hall is billed to the related charity. During the third quarter of 1996, management made the decision to not pursue collection of amounts billed for game inventory during 1996, and to donate the remaining game inventory to the charity. This resulted in a charge to operations of $60,688 in the third quarter of 1996.

Note 5 - Mortgage note payable

Mortgage note payable is summarized as follows as of September 30, 1996:


 Mortgage note payable in 30
   installments of $3,330 including
   interest at 14% per annum, with a
   final balloon payment of $235,255
   due october 1,1998, secured by
   a deed of trust on all of the
   Company's real estate                                                                 $ 247,447

   Less current portion                                                                      5,672
                                                                                         ---------

   Long-term portion                                                                     $ 241,775
                                                                                         =========

$61,000 of the proceeds from the above note were used to pay various costs associated with the loan, and have been capitalized as deferred loan costs. In addition, as a condition of the loan, the Company paid an additional $20,000 in loan costs by issuing subscriptions for 5,000 shares of preferred stock to the lender. As a further inducement to obtain the mortgage note, the Company has granted an option to the mortgagor to acquire 50,000 shares of common stock at a price of fifty cents ($0.50) per share. Such option is exercisable upon thirty days notice, and expires upon repayment of the mortgage loan.


Note 6 - Earnings per share

The Company's income (loss) per share was calculated using weighted average shares outstanding for the appropriate period. These amounts were determined based upon retroactive restatement for the 1 for 20 reverse stock split occurring in 1993. Although the preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock for each share of preferred stock as of the date the preferred stock was issued, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be anti-dilutive.


Note 7 - Commitments, risks and contingencies

The Company manages for various charities a bingo hall in Piedmont, Alabama. Rents and administrative fees charged to charities are unsecured, and generally are paid only as revenues from the bingo games produce sufficient profit to allow the charities to make payments. Accounts receivable at September 30, 1996, are concentrated principally with two charities. Management has estimated the amount of such receivables that are collectible based upon their knowledge of the financial condition of the charities and the history of the profitability of bingo games. It is reasonably possible that management's estimate of the amount of such receivables that are collectible could change in the near future.

As reflected in the statement of changes in stockholders' equity, the Company has a history of issuing common stock for services difficult to value, or yet to be provided. Approximately 4,600,000 (or 86%) of the common stock outstanding at September 30, 1996, is restricted in some fashion as a result of the above transactions. Furthermore, the Company has in prior years canceled common stock certificates due to non-performance of the third parties involved in certain of the above transactions. Although no party to such transactions has yet instigated litigation involving the Company for cancellation or restriction of related shares, due to the volume of such transactions, litigation relating to such activity remains a possibility. Management feels all actions it has taken to cancel or restrict common stock are with merit, and does not anticipate any material loss being incurred by the Company relating to future resolution of these matters.