Form 10KSB40
period 1996-12-31
SBI COMMUNICATIONS INC
filed 1997-03-31
CIK 1013453

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]       FILED PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          Securities and Exchange Commission File Number O-28416

===============================================================================

                            SBI COMMUNICATIONS, INC.
            (Name of small business issuer specified in its charter)

===============================================================================

                  DELAWARE                                                      58-1700840
       (State or other jurisdiction of                                (I.R.S. Employer Identification
        incorporation or organization)                                            Number)
             POST OFFICE BOX 597
           458 HIGHWAY 278 BY PASS                                             (205) 447-8797
           PIEDMONT, ALABAMA 36272                                       Issuer's telephone number
 (Address of Principal executive offices) (Zip code)

================================================================================

              SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
             THE ACT:  NONE SECURITIES TO BE REGISTERED PURSUANT
                TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR
               VALUE $0.001 - PREFERRED STOCK, PAR VALUE $5.00
                               (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
     YES   X     NO
          ---        ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     YES  X     NO
                        ---       ---


Registrant's revenues for its most current fiscal year:                                   $  421,128.00
Aggregate market value of the voting stock held by non-affiliates as of March 28, 1997:   $1,336,360.00
Number of common shares outstanding as of latest practical date at $.001 par value:           5,345,430


DOCUMENTS INCORPORATED BY REFERENCE:  None

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in part IV herein on page number 45.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:     YES        NO   X
                                                       ---        ---
===============================================================================
                             DATED  MARCH 28, 1997

                              TABLE OF CONTENTS

ITEM               PAGE
NUMBER            NUMBER        ITEM CAPTION
------            ------        ------------
PART I
------

Item 1.              3          Description of Business
Item 2.             11          Description of Properties
Item 3.             12          Legal Proceedings.
Item 4.             12          Submission of Matters to a Vote of Security Holders

PART II
-------

Item 5.             13          Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters
Item 6.             17          Management's Discussion and Analysis or Plan of Operation Executive Compensation
Item 7.             22          Financial Statements and Summary Financial Data
Item 8              38          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
--------

Item 9              39          Directors, Executive Officers, Promoters and Control Persons
Item 10.            41          Executive Compensation
Item 11.            42          Security Ownership of Certain Beneficial Owners and Management
Item 12.            44          Certain Relationships and Related Transactions

PART IV
-------

Item 13.            45          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES          49
----------






       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 2

                                    PART I
ITEM I.  DESCRIPTION OF BUSINESS

GENERAL

SBI Communications, Inc., a publicly held Delaware corporation (the "Registrant"), was originally organized in the State of Utah on September 23, 1983, under the corporate name Alpine Survival Products, Inc. Its name was changed to Justin Land and Development, Inc., during October of 1984, and to Supermin, Inc., on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc. In connection with the merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity. Through shareholder approval on March 10, 1988, the name was changed to its current name of SBI Communications, Inc. On February 1, 1993, the Registrant executed a plan of merger that effectively changed the Registrant's state of domicile to Delaware. In December, 1994, the Registrant acquired a bingo hall in Piedmont, Alabama, which is currently the Registrant's only significant operating asset. In January, 1996, the Registrant transferred this asset into its wholly owned subsidiary, SBI Communications, Inc. (an Alabama corporation).

The Registrant has two subsidiaries, SBI Communications, Inc., an Alabama corporation; and, Satellite Bingo, Inc., a Georgia corporation. The Georgia corporation has no assets or liabilities and is currently inactive. As used in this registration statement, unless the context requires otherwise, the term "Registrant" includes SBI Communications, Inc., a publicly held Delaware corporation, and, its two subsidiaries.


BUSINESS OVERVIEW

The Registrant currently owns and leases to a local charity one bingo hall, located in Piedmont, Alabama. Bingo in Alabama is regulated at the local level
with varying laws between counties and cities.   Most local laws provide limits
on the number of weekly charity sessions that can be conducted. However, Piedmont has no such limits and allows ten hour sessions, five days a week. Bingo games must be sponsored and operated by a charity. The Registrant earns it revenues by leasing the facility to the charity and providing management and consulting services. The Registrant's facility is currently leased to the local Piedmont Jaycees, who operate weekly bingo games. The Registrant generated $350,000 in rental income from this facility in 1996, and hopes to eventually raise this amount to up to $900,000 per year. The Registrant hopes to expand its operations by acquiring or managing additional bingo hall facilities throughout the United States. The Registrant also intends to pursue other possible gaming ventures, including satellite broadcasting of bingo games and offering bingo over the Internet.

A report by the National Association of Fundraising Ticket Manufacturers estimated that in 1992 annual gross receipts to charities in the U. S. from charity bingo games were approximately $2.6 billion. Industry groups estimate the growth rate of the industry at more than 10% annually. Management therefore estimates the U. S. charitable bingo market currently totals $3 - $3.5 billion in annual receipts. Thus, while the charity bingo market is only a small percentage of the total U. S. gaming market, the Company believes that charity bingo is, and will continue to be, an attractive, growing market segment, despite the proliferation of alternative gaming options available to the public. Management believes that the U. S. commercial bingo industry will remain attractive due to: I) increased customer recognition and





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 3 participation; ii) favorable demographic trends, including an aging population with increasing disposable income; iii) reduced governmental funding of charities due to budgeting pressures; iv) the trend towards legalization of gaming activities; and v) the requirement in most jurisdictions that charity lessors operate commercial bingo centers and retain responsibility for all staffing and marketing costs. Management is also confident that the Company will prosper in the bingo industry based on: I) management's industry and operational experience; ii) the Company's early entry into the nationally fragmented bingo market, with no competition on a similar scale; and iii) the Company's positioning of its bingo centers in demographically and economically desirable markets, primarily in the southern part of the U. S.

Although state regulations vary, the Company's basic operation plan is as follows. The Company identifies and analyzes desirable bingo markets that offer favorable population and income demographics. After the Company selects an attractive market for expansion, the Company determines whether it would be more desirable to build a new bingo center or acquire an existing center, if one exists. Building and finishing out a new commercial center is often less expensive than acquiring an existing center and allows the Company to potentially earn a higher rate of return and accelerated payback on its investment. Conversely, acquisitions typically cost more than building a comparable new center, but offer certain advantages over building, including:
I) greater predictability of investment return since the center's past performance is known, ii) no dilution of the existing bingo market through the addition of another bingo center, and iii) preservation of the Company's cash resources (if the acquisition is funded in whole or in part with seller-financed notes and/or Company stock. The Company will continue to expand through both developments and acquisitions. The Company will only pursue acquisitions of desirable halls that offer proven cash flows and opportunities for enhanced financial performance. Concurrent with new bingo center development or acquisitions, the Company will acquire all necessary operating permits and licenses from the appropriate state or local municipality.

After the company selects a site for development or acquisition and initiates legal fulfillment activities, the Company then contacts local charities to promote the Fundraising possibilities which charity bingo provides. When selecting charities, the Company considers such factors as; I) the charitable cause and presence in the local community; ii) the background of charity officers or trustees; and iii) a charity's financial stability. Once charity selection is complete, the Company assists the charities in the development of an operating plan consistent with current regulations, which may include the creation of a bingo management team comprise of representatives from the participating charities. The management team hires and oversees center employees and volunteers, sets up an accounting system and bank accounts, and hires a center manager/head cashier who manages the center. Lease agreements between the Company and the charities are typically structured on an annual basis, with cancellation options for both parties. The Company believes that short term leases allow it to limit commitments to under-performing charities.

After the bingo center is opened, the Company continues to act as a consultant/service provider to the participating charities, as well as property manager for the building in which the bingo games are held. The Company's role is to ensure profitable operation of the center and help resolve any conflicts that may arise. The Company's primary income is derived from rental payments from the charities for the lease of the building and equipment for bingo sessions at the center. These rental payments are generally controlled by state or local regulations and typically place a cap or ceiling on the amount to be realized by the Company per session (See Item 1 - Government Regulation). The participating charities keep the net proceeds after payment of rent to the Company and payroll costs to the bingo center employees. Additional





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 4 income may also be earned by the Company through vending and concessions operations, the sale of bingo paper and supplies at certain of the centers and revenues from video gaming, where legal.

The thrust of most applicable state or local regulations is to make participating charities responsible for the direct operation of the bingo center and employment and payment of personnel. These regulations generally prohibit management control by the Company, which reduces the Company's staffing obligations and expenses. In addition, most states require that participating charities be responsible for all marketing and advertising activities and expenses. The Company's role as consultant/service provider does permit it to advise in the selection of key employees and the formulation and execution of a center's business plan.

The Company normally bears responsibility for all non-personnel and non-advertising costs of a bingo center, including property rental, finish-out of the property for bingo operations, bingo supplies, janitorial services, utilities, maintenance and repairs, security, property taxes, permits and insurance. The Company must be able to cover these expenses, plus corporate overhead, from its charity rental payments in order to earn a profit. However, as a center becomes better established and more profitable, the Company transfers a portion of these expenses to the participating charities. The Company's objective is to allow the operation to run on a "turnkey" basis by the charities to the extent possible. However, because of the Company's substantial investment in opening a bingo center and significant continued commitment in funding operating and overhead costs, the Company must maintain an advisory role with respect to its bingo center operations. The Company and participating charities each has a vested stake in making sure that operations are conducted in a mutually profitable way. The Company's objective is to ensure maximum proceeds from center operations, which allows charities to generate substantial funds, and, in turn, allows the Company to earn the maximum legal rent from leasing its properties to charities.

EXPANSION PLANS

The Company continuously reviews industry developments and regulations for potential expansion opportunities. It plans to acquire or develop bingo centers in markets that meet the Company's financial, legal, operational and demographic selection criteria. The Company will continue to target those states that have enacted legislation enabling charities to raise money through bingo and gaming events. Such states recognize that most charities lack the investment capital and/or business acumen to independently establish such centers. These states have provided a regulatory structure that allows commercial lessors such as the Company to act as landlord and source provider to the charities. The Company operates within this regulatory structure and essentially provides the charities with the expertise needed to open and operate a profitable bingo entertainment center. As a public company, the Company benefits from operating in highly regulated markets which levels the competitive playing field.

It is imperative that the Company continue to grow its operational revenues. The Company has made a significant investment in assembling its management team and operational infrastructure. This investment cost is now relatively fixed, however, and the Company has the potential to significantly leverage its profitability through incremental revenue increases. The Company will therefore continue to employ an aggressive yet methodical growth strategy. It intends to make strategic expansions in markets with: I) accommodating regulations; ii) amenable charities; iii) favorable demographics (areas with concentrations of middle-lower income earners and/or elderly population); and
iv) significant driving distance to competing gaming establishments. Once the Company has made an expansion decision, the success of the





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 5 venture is determined by: I) site selection; ii) a continued favorable legal environment; iii) successful operations management; and iv) customer acceptance and patronization.

The Company intends to grow through both acquisitions and developments. it uses extensive review procedures to evaluate expansion opportunities, including market studies, legal evaluations, financial analyses and operational reviews. The Company determines development budgets and acquisition prices based on the proposed investment's expected financial performance, competitive market position, risk profile and overall strategic fit within the Company's operational plans. Acquisition terms typically include cash payments, issuance of Company securities and seller-financed notes. Consulting and non-competition agreements may also be included.

The Company expects to continue its expansion activities in those markets that allow charity gaming activities. Some states currently allow video gaming in charity centers, while other states are considering the legalization of charity video gaming. Assuming continued government and charity funding shortages and demonstrated customer interest, the Company believes that the number and types of games that charities can offer in conjunction with bingo will continue to increase. Management believes that video gaming such as bingo, blackjack, keno and poker, as well as video pull-tab machines, has tremendous appeal to both existing bingo clientele and potential new customers, and would substantially increase charity fund-raising and expand the overall market for charity gaming. The Company will remain actively involved in the legislative process of bringing charity gaming to states where the Company operates.


OTHER PRODUCTS OR SERVICES AND THEIR MARKETS (BINGO BROADCASTS AND THE
INTERNET)

The Registrant (and/or its' management) has experience in the interactive communications and entertainment fields which brings together elements of the
"information superhighway."   Management has  created and broadcast interactive
national television programs using state-of-the-art computer technology, proprietary software programs, satellite communications, and advanced telecommunications systems.

The Registrant's management believes that its experience in developing and delivering interactive television programs, as well as its ownership of proprietary systems and software, provide an advantage in its ability to launch new entertainment and information programs based on comparable resources.

Globalot Bingo and Satellite Bingo are proprietary interactive Bingo games which were broadcast by the Registrant in the past via satellite to participating cable and television stations. The Registrant plans to resume expanded broadcasts in the near future, when it repairs required telephone switching equipment.

The use of telephones for game card distribution makes it possible for home viewers to also participate in the Registrant's broadcast programs. The Globalot Bingo program was designed to provide larger jackpots than participating operations could individually pay, permitting participating cable and broadcast stations to attract larger viewing audiences, increase profits and attract commercial sponsors.

A broadcast took place on June 15, 1996; however, subsequent broadcasts have been delayed by a problem with the Registrant's telephone switching equipment, which should be resolved in 1997. The Registrant received no revenue from this broadcast. The game was broadcast over PandaAmerica Network. In





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 6 addition to repairing its switching equipment, before broadcasts can be resumed, the Registrant must make alternative broadcast arrangements (required due to PandaAmerica's inability or unwillingness to make timely payments to the Registrant for past broadcasts).

In order to play the game each player must be playing a different card or cards. The Registrant has developed a "Super Jackpot Bingo" computer program that can generate a series of one billion individual cards without duplication. Each card is unique and all cards are serially numbered to preclude anyone from submitting a fraudulent cards and/or counterfeiting. Globalot Bingo cards may be obtained by telephone until a specified time. At that point the Registrant provides the serial number of cards obtained for that night's game to its central processing office.

Globalot Bingo has a special telephone number, 800-729-BINGO (2464), which is an access code to gain entry into long distance network. Upon dialing the number a caller hears a 45 second message disclosing who the caller has reached, providing information about Globalot Bingo, the caller's options and how to receive Globalot Bingo playing cards by telephone (including the cost and method of billing). A caller must have a prepaid calling card in order to obtain free Globalot Bingo playing cards via the phone, which must be purchased from the Registrant. The prepaid calling card also permits the purchaser to make long distance telephone calls at savings of up to 70% from regular long distance rates and will provide access to other services which the Registrant plans to make available in the future.

In the event the caller, (who must be 18 or over), wishes to proceed after the 45 second announcement he or she must activate the system. Upon activation by the caller, the call is automatically switched to the Globalot Bingo card distribution center, and charges for the call begin. The time necessary to receive three Globalot Bingo playing cards by telephone is eight minutes and the caller is charged $9.60 or $1.20 per minute. The charge for the call is deducted from the caller's prepaid calling card. The prepaid calling card may be obtained from the tele-communications switch via credit cards or by sending in payment to the Registrant.

Interactive players will also be able to obtain a strip of three cards free of any charge by sending a stamped, self addressed envelope to the Registrant.

When the televised game begins, each number being called on the televised show is also recorded by the master computer. The computer system, by monitoring all of the cards in play, is able to determine when a Bingo has occurred and provide the location of the winning card holder. The viewing audience is immediately shown the image of the winning card.

The national winner will be called during the broadcast by the program's host, or, may call the Globalot Bingo 800 number shown on the program. Upon contact, the winner will provide the Registrant's staff with his or her serial number and other necessary identification, including name and address. The winner is then instructed on how to claim the prize.

The Registrant has established a winners hot-line that will allow card holders to obtain information concerning winning cards. This will allow players to play and win even if they didn't have an opportunity to see the show. This number is 800-684-8493.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 7

The Registrant also has the ability to receive long distance calls from 65 countries for Globalot Bingo playing cards, provided in the same manner as domestic callers except that service is provided in the predominant language used in the originating country. The cost for such calls will differ depending on the country of origin. The Registrant receives a portion of each call paid, payment being different in each originating country. International callers can obtain play information over the Internet.

The Registrant's software and communications technology eliminates the need and minimizes the expense related to the printing and distribution of Bingo cards by permitting viewers to receive up to four "cards" (numbers) by phone; and, allows its telephone switching network to handle thousands of calls simultaneously, permitting optimum viewer participation in each game. The use of these technologies also eliminates the need for live operators.

The Registrant's production offices and computer center are located at 1332 South Glendale Avenue, Glendale, California 91205. Its phone number is 1-800-460-2170. Each strip of three cards gives the holder nine chances to win the Super Jackpot Prize.

Registrant's Income

The Registrant's income will be based on the difference between the telephone charges paid by players and the negotiated cost charged the Registrant by the participating long distance company. The long distance charges will appear on each caller's prepaid calling card, eliminating collection functions. Since no live operators are employed in recording and processing the calls and awards, the only expenses are related to the prizes offered, production and telecast of the Bingo game and administrative costs.

The Registrant is also exploring ways to "broadcast" bingo games over the Internet. The general concept would be the same, with the Registrant earning revenue based upon the differences between the telephone charges paid by players and the negotiated cost charged the Registrant by the participating long distance company.


COMPETITION

Bingo Halls

The Registrant has no direct local competition for its current operations (the operation of its facility in Piedmont, Alabama). However, its operations are in competition with all aspects of the entertainment industry, both locally and nationally.

There are currently numerous entities engaged in the operation of commercial bingo entertainment centers in the U. S. Commercial bingo center start-up expenses are generally comprised of site selection and preparation, finish-out, equipment and licensing fees, and typically can cost as little as from $100,000 to $250,000 per center. Thus, there are no significant financial barriers to entry. However, rigorous regulatory requirements and legal complexities of the involvement of non-profit organizations serve to reduce the entry of new competitors. Since bingo prize payouts are often legally limited, competition, where it exists, is normally focused on a center's amenities. Bingo centers with convenient locations,





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 8 attractive facilities, maximum bingo prize payouts, ample parking, attentive security, comfortable environment, friendly personnel and value-priced concessions usually succeed in their market. The Company seeks to provide the most desirable bingo center(s) in its respective markets in order to generate long-term player loyalty. The Company is committed to ensuring that its bingo centers remain appealing and that its customers are provided maximum comfort and enjoyment. Additional competition within the bingo market comes from charitable bingo operations owned and run by charities. In general, however, such operations have not been able to compete with commercial operations due to, according to most bingo players, smaller and less desirable facilities and amenities, lower bingo prize payouts and fewer bingo sessions.

Additional competition comes from other sectors of the gaming industry such as lotteries, horse and dog racing and casino operations. While the Company is cognizant of these competing operations, and does try to locate its facilities in areas insulated from such competition, the Company believes that its patrons represent unique, value-oriented customers for whom a day or night of bingo represents a small investment of $10 - $100 that provides several hours of entertainment with payouts that rival the average slot machine. Lottery players seek much larger payouts with less time commitment, despite the infinitesimal odds. Horse and dog racing bettors and casino patrons do enjoy comparable entertainment value that bingo provides, but generally require longer commutes to the gaming establishment as well as higher investments for the same period of playing time. In addition, these other gaming venues do not provide the socializing value that bingo provides. The Company also recognizes competition from American Indian gaming establishments, which enjoy certain legal, operational and tax advantages. The Company currently has no plans to compete in American Indian gaming markets.

Broadcast Bingo

The Registrant competes with all broadcast game shows and, more generally, all types of broadcast promotions designed to increase audience share and advertising revenues. Management is not aware of any nationally broadcasted bingo shows. Some locally-originated shows exist in various locations. Management believes, without assurance, that it has a competitive edge over other broadcast bingo promotions since Ron Foster originated the concept and has been promoting it since 1984. Management believes that the Registrant has established a reputation of equitable and complete service to the broadcast and gaming industry.

With respect to game shows and other types of broadcast promotion, management believes that the simplicity of the bingo game and its mass audience appeal enables the Registrant to successfully compete with other game shows.

Other Activities

The Registrant is not an established participant in the other areas in which it expects to operate; however, management believes that the fields involve rapidly developing markets which no single entity currently dominates, with great opportunities for entry level participants possessing an understanding of developing technologies. Consequently, although the interactive television fields are highly competitive and include major cable television and telephone companies, management is confident that its endeavors constitute a niche in which it can successfully compete.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 9

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

None of the Registrant's proposed activities are reliant on raw materials. Rather, they depend on the ability to exploit emerging technologies that are expected to be readily available.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Registrant's current operations are highly reliant on two local charities. Its former broadcast operations and contemplated future operations are not expected to be reliant on any single or small group of customers.

EMPLOYEES

As of December 31, 1996, the Company had 15 permanent employees, including four officers, three professional staff, three maintenance and five kitchen staff. The Company also retains the services of property managers who oversee operations in Alabama. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

PREMISES

Frontier Palace
458 Highway 278 Bypass - Piedmont, Alabama  36272          Company-owned


GOVERNMENT REGULATION

Approximately 45 states and the District of Columbia have enacted laws permitting and controlling the operation of bingo centers. A small but growing number of these states also allow video gaming in charity sponsored centers. The Company operates within this regulated structure as both landlord and consultant/service provider to the charities. In most states the Company is required to obtain and maintain permits and/or licenses from state and local regulatory agencies. State regulations often limit the dollar amount that the Company can charge a charity for rent per bingo session. Some states also limit the number of weekly sessions that may be conducted in a given bingo center, as well as the prize money that a charity may pay out per session.

The Company views this situation as a "double-edged sword," however, because the regulatory limitations and complexities discourage new competitors that lack the Company's experience and charity relationships. However, there can be no assurance that current laws and regulations will not be changed or interpreted in such a way as to require the Company to further restrict its activities or rentals. It is also possible that liberalization of such regulations in certain areas would diminish the Company's competitive advantage. In states that limit the number of charity sessions, the Company recruits a sufficient number of local charities to ensure that the maximum number of sessions are conducted.

All states providing for the operation of charity bingo centers have unique regulations. While the vast majority of these states assign the regulation of charity bingo to a state agency, in some states, regulation





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 10 is under the control of localities. The requirements typically imposed on a commercial bingo lessor include the acquisition of necessary licenses and permits, a limit on the rental payments to be made by a charity to the commercial lessor, and a prohibition against the lessor directly operating a center. The Company is thus typically prohibited from paying the wages of those employees operating the center as well as any marketing or advertising expenses for the center. The regulations against the direct operation and marketing of a bingo center by the Company reduce the Company's payroll and advertising costs for the center. Since the Company is allowed to act as a service provider, the Company can advise in the selection of key employees and the creation and execution of a bingo center's operating plan.


ITEM 2 - PROPERTIES

The Registrant's principal offices are located in Piedmont, Alabama, in facilities purchased by the Registrant on December 16, 1994, for $6,500,000 (paid in shares of the Registrant's preferred stock, valued at $5.00 per share). The facility is comprised of 80,000 square feet of usable space under roof, and includes a Bingo hall. The Bingo hall, including the personal property owned by the Registrant and maintained therein, has been leased on a month to month basis by the Registrant to Piedmont Jaycees, Inc. since August 10, 1995. The rental for the building and equipment located therein is a minimum of $25,000 per month, but up to a maximum of $75,000 per month depending upon the profitability of the Bingo games held by the charity, plus all other defined expenses, excluding insurance, ad valorem taxes, assessments, repairs, upkeep, maintenance and similar expenses.

The Registrant also has a branch office at 1332 South Glendale Avenue, Glendale, California, and Production Studio and transmission facilities are obtained from third parties at competitive rates. The premises are comprised of approximately 3,000 square feet for which the Registrant pays $1,000 per month. The lease is scheduled to expire on December 31, 1997; however the Registrant is confidant that the lease would be renewed on favorable terms.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

The Registrant has no patent rights.  It has the following service marks:

Satellite Bingo:          International Class 41 (production and distribution
                          of television game shows) granted Registration Number
                          1,473,709 on January 19, 1988 to Satellite Bingo,
                          Inc.  20 years.

Globalot Bingo:           International Class 41 (production and distribution
                          of television game shows) applied for on September
                          24, 1993, by SBI Communications, Inc.

Rico Bingo:               International Class 41 (production and distribution
                          of television game shows) applied for on September
                          24, 1993, by SBI Communications, Inc.

C-Note: International Class 41 (production and distribution of television game shows) applied for on September 24, 1993, by SBI Communications, Inc.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 11

The Registrant obtained an assignment to a copyrights for "the Works," copyright registrations for Globalot Bingo and derivatives: Number PAU 855-931 (June 10, 1986); Number PAU 847-876 (March 11, 1986); Number PAu 788-031
(September 19, 1985); Number PAu 927-410 (November 4, 1986); Number PA 370-721 (February 9, 1988); Number PA 516-494 (January 17, 1991); Number PA
533-697 (January 17, 1991); from Satellite Bingo, Inc., to SBI Communications, Inc., dated September 14, 1993.


ITEM 3 - LEGAL PROCEEDINGS

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best knowledge and belief of the Registrant, during the past five years, no present or former director, executive officer or person nominated as a director or appointed as an executive officer of the Registrant or any of its affiliated subsidiaries, has been involved in:

         (1) Any bankruptcy petition by or against any business of which such person was a general partner or executive either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; and

         (4) Being found by any court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996. The Company's annual shareholder meeting with voting on proxy issues is on September 30, 1997.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 12

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PREFERRED STOCK

All attributes of the currently unissued preferred stock will be determined by the Registrant's board of directors prior to issuance, as permitted by and subject to the requirements of applicable Delaware law. The currently outstanding preferred stock has a $5.00 per share par value and a $5.00 per share liquidation preference; paying no dividend but convertible into common stock upon demand at a conversion rate equal to $5.00 per share divided by the market value of the common stock at the date of conversion. The preferred stock has no voting rights except as to matters specifically dealing with changes in the attributes of the preferred stock.

MARKET FOR COMMON EQUITY

The Registrant's stock is traded on the NASDAQ OTC Electronic Bulletin Board. The Registrant currently has 5,345,439 shares of stock outstanding, with 950,000 in the public float. There are approximately 3,244 shareholders of record. For the fiscal year ended December 31st, 1996 the Registrant reported revenues of $421,128 and a net loss of $(1,049,719).

The Common Stock of Registrant has been traded over-the-counter since 1983. Its trading symbol is "SBID." No established public trading market exists for the Common Stock of Registrant at this time.

No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 1,693,000 shares of preferred stock which are convertible into common stock.

No common stock is currently being offered or proposed to be offered which offering could be reasonably expected to have a materially adverse effect on the market price of the Registrant's common equity; and

There are approximately 5,135,439 shares of common stock which will become eligible for sale by December 31, 1997, pursuant to the provisions of Securities and Exchange Commission Rule 144.

The Registrant has not agreed to register securities for resale under the Securities Act of 1934, as amended, for anyone.

The following table sets forth in United States dollars the high and low bid
quotations for such shares.   Such bid quotations reflect inter-dealer prices,
without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The source of the following information is the National





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 13

Daily Quotation System, Inc.'s "Pink Sheets" and the National Association of Securities Dealers, Inc.'s Nasdaq Electronic Bulletin Board.

                       Common Stock
                       ------------
              Date                      Low                 High
            Fiscal 1995
           -------------
           First Quarter             $   0.12             $  0.375
           Second Quarter            $   0.12             $  1.75
           Third Quarter             $   0.50             $  1.56
           Fourth Quarter            $   0.62             $  1.37

            Fiscal 1996
           -------------
           First Quart               $   0.25             $  0.50
           Second Quarter            $   0.1875           $  0.375
           Third Quarter             $   0.125            $  0.25
           Fourth Quarter            $   0.1875           $  0.375


Prices quoted reflect a one share for twenty reverse split effective on February 1, 1993.

DIVIDEND POLICY

The Registrant has never paid any dividends. It is the present intention of the Registrant to pay dividends as soon as possible. There can, however, be no assurance that funds for payment of dividends will ever be available, or that even if available, the Registrant's board of directors then serving will resolve to declare them.

MARKET

The Registrant's securities are currently quoted on the Nation Association of Securities Dealers, Inc.'s NASDAQ Bulletin Board and on the National Daily Quotation System, Inc.'s "Pink Sheets." The Registrant expects that its securities will be listed on the National Association of Securities Dealers, Inc.'s automated quotation system ("NASDAQ") within the next 12 months and that they will be traded under its current symbol "SBID".

Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires brokers and dealers to make risk disclosures to customers before effecting any transactions in "penny stocks". It also directs the Securities and Exchange Commission to adopt rules setting forth additional standards for disclosure of information concerning transactions in penny stocks.

Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(A) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is: i) registered and traded on a national securities exchange meeting specified Securities and Exchange Commission criteria; ii) authorized for quotation on the National Association of Securities Dealers, Inc.'s (NASD") automated inter-dealer quotation system ("NASDAQ"); iii) issued by a registered investment company; iv) excluded, on





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 14 the basis of price or the issuer's net tangible assets, from the definition of the term by Securities and exchange Commission rule; or v) excluded from the definition by the Securities and Exchange Commission.

Pursuant to Section 3(a)(51)(B), securities that normally would be considered penny stocks because they are registered on an exchange or authorized for quotation on NASDAQ may be designated as penny stocks by the Securities and Exchange Commission if the securities are traded off the exchange or if transactions in the securities are effected by market makers that are not entering quotations in NASDAQ.

Rule 3a51-1 was adopted by the Securities and Exchange Commission for the purpose of implementing the provisions of Section 3(a)(51). Like Section 3(a)(51), it defines penny stocks by what they are not. Thus, the rule excludes from the definition of penny stock any equity security that is: (1) a "reported" security; (2) issued by an investment company registered under the 1940 Act; (3) a put or call option issued by the Options Clearing Corporation;
(4) priced at five dollars or more; (5) subject to last sale reporting; or (6) whose issuer has assets above a specified amount. (Release No. 30608, Part III.A).

Rule 3a51-1(a) excludes from the definition of penny stock any equity security that is a "reported security" as defined in Rule 11Aa3-1(a). A reported security is any exchange-listed or NASDAQ security for which transaction reports are required to be made on a real-time basis pursuant to an effective transaction reporting plan. Securities listed on the New York Stock Exchange (the "NYSE"), certain regional exchange-listed securities that meet NYSE or Amex criteria, and NASDAQ National Market System ("NMS") securities are not considered penny stocks. (Release No. 30608, Part III.A.1). Generally, securities listed on the American Stock Exchange (the "Amex") pursuant to the Amex's original and junior tier or its "Emerging Company Marketplace" listing criteria, are not considered penny stocks. Securities listed on the Amex pursuant to its Emerging Companies Market ("ECM") criteria, however, are considered to be "penny stock" solely for purposes of Exchange Act 15(b)(6). (Release No. 30608, Part III.A.1).

Rule 3a51-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying Electronic Quotation System (i.e., an automated inter-dealer quotation system as set forth in Exchange Act Section 17B(b)(2)). "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. (Release No. 30608, Part III.A.3.b). An inter- dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers. In the case of a unit composed of one or more securities, the price divided by the number of shares of the unit that are not warrants, options, or rights must be five dollars or more. Furthermore, the exercise price of any warrant, option, or right, or of the conversion price of any convertible security, included in the unit must meet the five dollar requirement. For example: a unit composed of five shares of common stock and five warrants would satisfy the requirements of the rule only if the unit price was twenty-five dollars or more, and the warrant exercise





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 15 price was five dollars or more. Once the components of the unit begin trading separately on the secondary market, they must each be separately priced at five dollars or more. (Release No. 30608, footnote 66).

Securities that are registered, or approved for registration upon notice of issuance, on a national securities exchange are also excluded from the definition of penny stock (Rule 3a51-1(e)). The exchange must make transaction reports available pursuant to Rule 11Aa3-1 for the exclusion to work. The exclusion is further conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information. In addition, the exclusion is limited to exchange-listed securities that actually are purchased or sold through the facilities of the exchange, or as part of a distribution. Exchange-listed securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Action Section 15(b)(6).

Exchanges that qualified for this exclusion as of April, 1992 were the NYSE, Amex, Boston Stock Exchange, Cincinnati Stock Exchange, Midwest Stock Exchange, Pacific Stock exchange, Philadelphia Stock Exchange, and the Chicago Board of Options. (Release No. 30608, footnote 37).

Securities that are registered, or approved for registration upon notice of issuance, on NASDAQ are excluded from the definition of penny stock (Rule 3a51-1(f)). Similar to the exchange-registered exclusion of Rule 3a51-1(e), the NASDAQ exclusion is conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information pursuant to the rules of NASD. NASDAQ securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

An exclusion is available for the securities of issuers that meet certain financial standards. This exclusion pertains to: (1) issuers that have been in continuous operation for at least three years having net tangible assets in excess of $2 million (Rule 3a51-1(g)(1); ii) issuers that have been in continuous operation for less than three years having net tangible assets in excess of $5 million (Rule3a51-1(g)(1); iii) issuers that have an average revenue of at least $6 million for the last three years (Rule 3a51-1(g)(2)).
To satisfy this requirement, an issuer must have had total revenues of $18 million by the end of a three-year period. (Release No. 30608, Part III.A.4). The Registrant believes that its securities qualify under this exemption.

For domestic issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must have been audited and reported on by an independent accountant in accordance with Regulation S-X.
For foreign private issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must be filed with the Securities and Exchange Commission pursuant to Rule 12g3-2(b). If the issuer has not been required to furnish financial statements during the previous fifteen months, the statements may be prepared and audited in compliance with generally accepted accounting principles of the country of incorporation.

Whether the issuer is domestic or foreign, in all cases a broker or dealer must review the financial statements and have a reasonable basis for believing that they were accurate as of the date they were made (Rule 3a51-1(g)(3). In most cases a broker-dealer need not inquire about or independently verify





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 16 information contained in the statements. (Release No. 30608, Part III.A.4). Brokers and dealers must keep copies of the domestic or foreign issuer's financial statements for at least three years following the date of the related transaction (Rule 3a51-1(g)(4).

DESCRIPTION OF SECURITIES


GENERAL

The Registrant is authorized to issue 50,000,000 shares of capital stock, 40,000,000 shares of which are designated as common stock, $.001 par value per share, and the balance as preferred stock, $5.00 par value per share.

As of December 31, 1996, 5,345,439 shares of Common Stock were outstanding (excluding the 2,500,000 shares held but not yet allocated by the Registrant's Employees' Trust) and held of record by approximately 3,244 persons. In addition, 1,693,000 shares of preferred stock were outstanding, and held by approximately five persons.

CORPORATE STOCK TRANSFER, 370 17TH STREET, SUITE 2350; DENVER COLORADO 80202, ACTS AS TRANSFER AGENT AND REGISTRAR FOR THE REGISTRANT'S COMMON AND PREFERRED STOCK.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION.

INTRODUCTION

Through 1995, the Registrant considered itself in the development stage of its business cycle. With the successful operations of its first owned Bingo hall this year, the Registrant feels it has moved into the early stages of its growth business cycle. Since its inception, the Registrant has actively pursued opportunities in the gaming industry. In its initial years, the Registrant attempted licensing agreements designed to generate royalty income in exchange for providing software and methods involving bingo game production. The registrant entered into various agreements covering territories in Brazil, Greece, Hong King, and Indian reservations, military bases, and charity bingo parlors in the United States. Prior emphasis on these type of licensing agreements has proven to be ineffective. No licensee has ever had bingo operations which generated significant fees or royalties for the Registrant. Accordingly, management changed directions and has proceeded on a course of finding opportunities to either a) acquire and/or manage bingo halls, and b) develop and broadcast bingo game shows either through television networks or through the Internet.

The Registrant's current operating income is provided by leasing its owned bingo hall, located in Piedmont, Alabama, to the Piedmont Jaycees. The Registrant leases this facility for a minimum rent of $25,000 per month, but additional contingent rentals are charged if the charities are sufficiently successful to afford to make the additional rent payments on an annual basis. Maximum rent is scheduled at $75,000 per month. Management collected approximately $30,000 from the Jaycees in 1995, and $600,000 from





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 17 the Jaycees in 1996. The Jaycees only operated the facility for four months in 1995. Of the money collected in 1996, approximately $310,000 was applied towards 1995 rent due, and approximately $290,000 of was applied toward 1996 rent due. The Jaycees hold weekly small bingo games. The net proceeds after prizes and other expenses is minimal for such games. The success of the Jaycees in 1996 came partly from imported game operations as they became more experienced, but principally from one large game held in November, 1996. Management is assisting the Jaycees in promoting two large games in fiscal 1997 (one in May and one in October). Management anticipates that with the addition of a second large game, the Registrant can generate between $750,000 and $900,000 in annual rental income on this facility. Management believes that due to competition and geographic factors, two large games per year will likely be the limit for large games for this facility.

The Registrant hopes to expand this area of business by acquiring or obtaining management contracts for other bingo facilities throughout the United States. The Registrant also hopes to generate significant future revenues from telecommunications services involved in interactive bingo and television buying shows by purchasing large blocks of long distance telephone time and reselling such time to television or Internet audience users at a profit. Management of the Registrant has made this area of business their first priority, and most of the other plans for the future are based on the success of the telecommunications area. Overall, management hopes to be able to generate significant net revenues from this area of business. The registrant also has plans to expand operations through the acquisition of television production facilities and rights to a television buying show. This would allow the Registrant to produce their bingo show in their own studio and broadcast it over their own network. It will also give management freedom to use their experience in programming and production to produce other forms of interactive entertainment.

The Registrant is continuing to search for avenues to develop future revenue as described above. Management is not able to estimate the cost of developing revenue from satellite broadcasts or Internet broadcasts at this time.
Overall, management hopes to be able to generate significant net revenues annually from this area of business. However, there can be no assurance that management will succeed in finding an acceptable broadcast vendor, or that audience participation will be sufficient enough to provide adequate profit margins to continue in these lines of business.

LIQUIDITY

         The following table summarizes working capital and total assets:

                                  Fiscal Year Ended December 31,
                             1996                        1995
                             ----                        ----
Working Capital           ($    290,023)           ($      84,670)
Total Assets               $  7,441,024             $   8,179,490

At December 31, 1996, the Registrant had current liabilities in excess of current assets, principally due to administrative expenses incurred over the years that have been funded by the stockholders in the form of notes or advances due on demand. The increase in the working capital deficit over 1995 is due principally to $54,000 in repayments on loans, $57,000 expended on additional fixed assets, and over $50,000 paid in legal and professional fees relating to registering the Company's stock and related matters. Excluding





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 18 the above legal and professional fees, the Registrant was able to generate sufficient cash flow from operations to cover general operating expenses with the exception of $60,000 in accrued wages due to the principal shareholder. The Registrant was able to fund the above cash needs through obtaining a mortgage note which generated proceeds (net of issuance costs) of $189,000.

At December 31, 1995, the Registrant had current liabilities in excess of current assets, principally due to administrative expenses incurred during the development stage that have been funded by the majority stockholder in the form of advances due on demand, and problems encountered by the first charity that operated the Registrant's bingo hall making much of the rent charged to such charity uncollectible. At December 31, 1995, this charity owed the Registrant $650,000, of which the Registrant had reserved $462,500 as doubtful as to collection, with the remaining amount classified as a long-term receivable.

The decline in total assets in 1996 relates principally to depreciation and amortization of the Company's long term assets of $544,752. Furthermore, the Registrant was able to reduce the level of receivables from the Jaycees by $224,585 due to improved profitability of the bingo games, and further reserved the receivable from Elkhorn Valley (the first charity to operate the hall) by $87,500. These asset declines were partially offset by $56,603 in purchases of new fixed assets and an increase in net deferred loan costs of $56,200.

In 1995, total assets increased slightly in spite of depreciation and amortization on long term assets of $538,605. The increase was principally due to the first year of operating the bingo hall, which generated receivables from charities of $499,864 at December 31, 1995. The Company also acquired $105,363 in new fixed assets in 1995.

As the Registrant continues to grow its business, no significant cash flow is being generated from operating activities. In 1996, the charity operating the bingo hall greatly improved its success, generating approximately $600,000 in cash payments on 1995 and 1996 rent charges. The Registrant was also asked in late 1996 to take over operations of the kitchen and gift shop of the hall, but did not generate any significant cash flow from such operations in 1996. The principal shareholder deferred $60,000 in accrued salaries to assist operating cash needs of the Company. However, the Company experienced increased operating costs, partly due to expanded assistance provided to the charity, partly due to expanded funds spent to pursue further business opportunities, and partly due to costs incurred to register the Company's stock. As a result, the Registrant used $54,906 in net cash flow for operations in 1996. The Registrant also acquired various operating equipment at a cost of $56,603, and made repayments on debt of $53,898. To fund these cash flow needs, the Registrant was able to obtain $189,000 in net proceeds from a mortgage loan. Overall, this resulted in a net increase in cash for the year of $30,738.

In 1995, the Registrant became more active in pursuing ventures, as well as managing the bingo hall for the entire year. For 1995, the charities operating the bingo hall struggled, and the Registrant collected less funds than were needed to operate the games, as well as to cover administrative costs and costs of the facility. As a result, the Registrant used $325,199 in net cash flow for operations even with the principal shareholder deferring the payment of $120,000 in accrued salary. The registrant also acquired various operating equipment at a cost of $105,363. To fund these cash flow needs, the Registrant was able to obtain $250,000 in proceeds from a loan to an affiliate, and $165,000 in proceeds from the sale of common stock. Overall, this resulted in a net decrease in cash for the year of $47,339.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 19

CAPITAL RESOURCES

Since its inception, the Registrant's only significant sources of capital have been from the sale of common stock and loans from shareholders. See a discussion of these transactions under Item 7 - Certain Relationships and Related Party Transactions, and in the Consolidated Financial Statements of the Registrant. The Registrant has also acquired significant assets through the sale of convertible preferred stock. In 1996, the Registrant was able to obtain outside unaffiliated financing of $250,000 in the form of a mortgage note. The Registrant anticipates continued expansion of its business through acquisitions using Company stock. Furthermore, with the bingo hall acquired in 1994 now poised for profitable operation, the Registrant anticipates generation of revenues from the lease of this facility sufficient to cover operating and administrative cash needs, as well as sufficient cash flow to repay the mortgage and affiliated notes payable.

RESULTS OF OPERATIONS

All of the Registrant's revenue comes from operation of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Registrant's statement of income (rounded to the nearest whole dollar).

                                                        Amount of Total Revenue

Fiscal Year Ended December 31,                             1996           1995
                                                           ----           ----
     Revenues:
          Bingo hall rent/administrative fees            $352,000       $602,738
          Kitchen and gift shop revenues                   67,019            -
          Other Income                                      2,109          2,135
                                                       ----------     ----------

              Total Revenue                              $421,128       $604,873
                                                         ========       ========

In general, the Registrant experienced insignificant revenues in 1994 as it attempted to expand and develop its operations. At the end of 1994 the Registrant acquired a bingo hall, which it now leases to charities who sponsor bingo games. The Registrant also provides management services to assist the charities in the operations of the bingo games, for which the Registrant charges a fee. In late 1996, the Registrant was also requested to take over operations of the kitchen and gift shop portions of the facility. Net revenues related to the bingo hall operations were $602,738 in 1995, but have declined to $421,128 for the calendar year ended December 31, 1996. Accordingly, except for the operation of the bingo hall, there are no other significant revenue sources of the Registrant at this time. The decline in revenue in 1996 is due to restructuring of the lease with the charity. In 1995, the Registrant charged a flat $75,000 per month in rent, plus management fees as deemed appropriate. This proved to be too great for the initial charity, and in fact little of the rent charged to such charity has yet to be collected. In February, 1996, the lease with the current charity was amended to reflect a minimum of only $25,000 per month, with adjustments up to $75,000 per month if the charity generates sufficient annual cash flow to afford to pay the increased rent. Management is recording the contingent rent as income only as collected. The Jaycees were charged $75,000 for rent in January, 1996, but only $25,000 per month thereafter. Although the charity generated





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 20 cash flow that would allow greater rent, management allow such excess to be applied toward unpaid rents and did not increase the rent charge for 1996.

Management collected rent payments of $600,000 from the Jaycees in 1996. The success of the Jaycees in 1996 came partly from imported game operations as they became more experienced, but principally from one large game held in October, 1996. Management is assisting the Jaycees in promoting two large games in fiscal 1997 (one in May and one in October). Management anticipates that with the addition of a second large game, the Registrant can generate between $750,000 and $900,000 in annual rental income on this facility. Management believes that due to competition and geographic factors, two large games per year will likely be the limit for large games for this facility.

     The Registrant's expenses can be summarized as follows:

                                                        Amount of Total Expenses

Fiscal Year Ended December 31,                             1996           1995
                                                           ----           ----
  Cost of sales - kitchen/gift shop                    $   37,892     $    -
  Salaries and related expenses                           170,822        132,086
  Facility costs                                           80,605         59,437
  Other general and administrative expenses               488,545        438,248
  Production/project costs                                 72,029           -
  Depreciation and amortization                           544,752        538,605
  Interest expenses and finance charges                    76,202        205,729
                                                       ----------     ----------

     Total expenses                                    $1,470,719     $1,274,105
                                                       ==========     ==========


The most significant expense relates to the amortization of trademark, game show and computer program assets the Registrant has developed. The expense is running $265,960 per year. Such assets have been fully amortized at the end of 1996. The Registrant also had depreciation on the bingo hall and related equipment totaling $278,792 in 1996 and $272,645 in 1995. These expenses do not require the use of cash. The addition of cost of sales is due to the fact that in November, 1996, the Registrant took over operation of the kitchen and gift shop at the bingo hall. The increase in salary expenses in 1996 is principally due to temporary help hired to operate the kitchen. Facility costs have increased in 1996 due to property taxes of $26,350 incurred in 1996 - 1995 property taxes were paid by the prior owner of the facility. General and administrative costs have increased in 1996 principally due to costs of registering the Company's stock, which totaled over $50,000. Production/project costs are up in 1996 due to expanded efforts bu management to pursue bingo game broadcasting possibilities over television networks and over the Internet. Interest and finance charges had decreased in 1996 in that $200,000 in inducement fees were incurred in 1995, while costs to obtain new financing expensed in 1996 were only $24,800. However, the average outstanding debt has increased greatly in 1996 (1995 debt was incurred in the fourth quarter of that year, 1996 new debt was incurred in the second quarter of 1996) resulting in additional interest costs of $45,673.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 21

As the Registrant continues to pursue television/Internet production and broadcast possibilities, these expenses will continue to rise as a result of expanded facility space and travel costs.

Should the Registrant successfully acquire production facilities and broadcast companies under consideration, or expand operations in areas previously discussed as currently under consideration, revenues and expenses of the Registrant would change significantly. Management is not able to predict the impact of such changes on revenues or expenses at this time.

STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

See Consolidated Financial Statements included under Summary Financial Data for a description of the Registrant's calculation of earnings per share.


ITEM 7.    FINANCIAL STATEMENT AND SUMMARY FINANCIAL  DATA


FINANCIAL STATEMENTS

The audited consolidated balance sheets of the Registrant for its years ended December 31, 1996 and 1995 and the related consolidated statements of loss, changes in shareholder's equity and cash flows are submitted herewith.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 22

                           SBI COMMUNICATIONS, INC.
                                AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 23

                          DANIEL, RATLIFF & COMPANY
                         CERTIFIED PUBLIC ACCOUNTANTS
                      1100 SOUTH TRYON STREET, SUITE 230
                        CHARLOTTE, NORTH CAROLINA 28203




              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of SBI Communications, Inc.


We have audited the accompanying consolidated balance sheet of SBI Communications, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of loss, changes in stockholders' equity and of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the year ended December 31, 1995, were audited by other auditors whose report dated March 28, 1996, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBI Communications, Inc. and Subsidiary, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


DANIEL, RATLIFF & COMPANY


March 24, 1997
Charlotte, North Carolina





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 24

                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                                        1996            1995
                                                                                        ----            ----
                                                          ASSETS
                                                          ------
Current assets:
   Cash                                                                             $    42,327     $    11,589
   Accounts receivable, net of allowance for doubtful
        accounts of $-0- at December 31, 1996 and 1995  (Note 8)                        120,306         312,364
   Notes receivable from affiliates (Note 2)                                              3,600          25,000
   Inventories                                                                           24,391               -
                                                                                    -----------     -----------
                                                                                        190,624         348,953
Property and equipment, net of accumulated
   depreciation (Note 3)                                                              7,026,112       7,253,131
Other assets:
   Accounts receivable - long-term, net of allowance for
       doubtful accounts of $550,000 at December 31, 1996,
       and $462,500 at December 31, 1995 (Note 8)                                       100,000         187,500
   Organization costs, trademarks, shows, computer
       programs and game inventory, net (Note 4)                                          -             326,818
   Deferred loan costs                                                                   56,200               -
   Deposits                                                                              68,088          63,088
                                                                                    -----------     -----------
                                                                                    $ 7,441,024     $ 8,179,490
                                                                                    ===========     ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
Current liabilities:
   Note payable to trust managed by a shareholder (Note 2)                          $   200,000     $   250,000
   Mortgage note payable - current portion (Note 5)                                       5,873               -
   Accrued wages due to principal shareholder (Note 2)                                  180,000         120,000
   Advances due to principal shareholder (Note 2)                                        14,901           4,156
   Account payable and accrued expenses                                                  83,873          59,467
                                                                                    -----------     -----------
                                                                                        484,647         433,623
Mortgage payable, long-term portion (Note 5)                                            240,229               -
                                                                                    -----------     -----------
Total liabilities                                                                       724,876         433,623
                                                                                    -----------     -----------
Stockholders' equity (Note 6):
   Preferred stock, par value $5.00; 10,000,000 shares authorized;
       1,693,000 and 1,668,000 shares issued and outstanding at
        December 31, 1996 and 1995, respectively                                      8,465,000       8,340,000
   Common stock, par value $.001; 40,000,000 shares authorized;
       5,345,439 shares issued and outstanding at December 31,
       1996 and 1995                                                                      5,345           5,345
   Paid in capital                                                                    3,467,343       3,572,343
   Accumulated deficit                                                               (5,221,540)     (4,171,821)
                                                                                    ------------    -----------
                                                                                      6,716,148       7,745,867
                                                                                    ------------    -----------
                                                                                    $ 7,441,024     $ 8,179,490
                                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 25

                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                               STATEMENTS OF LOSS
                        FOR THE YEARS ENDED DECEMBER 31,




                                                                                        1996            1995
                                                                                        ----            ----
Revenues:
   Bingo hall rent                                                                  $   352,000     $  534,593
   Kitchen and gift shop revenues                                                        67,019            -
   Administrative fees                                                                      -           68,145
   Other income                                                                           2,109          2,135
                                                                                    -----------     ----------
                                                                                        421,128        604,873
                                                                                    -----------     ----------
Expenses:
   Cost of sales - kitchen and gift shop                                                 37,892            -
   Salaries and related expenses                                                        170,822        132,086
   Facility costs                                                                        80,605         59,437
   General and administrative                                                           488,545        438,248
   Production costs                                                                      72,029            -
   Depreciation and amortization                                                        544,752        538,605
   Interest and finance expenses                                                         76,202        205,729
                                                                                    -----------     ----------
                                                                                      1,470,847      1,374,105
                                                                                    -----------     ----------
Net loss                                                                            ($1,049,719)    ($ 769,232)
                                                                                    ===========     ==========

Net loss per share (Note 7)                                                         ($     0.20)    ($    0.14)
                                                                                    ===========     ==========





          See accompanying notes to consolidated financial statements.


       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 26

                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDING DECEMBER 31, 1995 AND 1996

                                      Common Stock             Preferred Stock
                                  -------------------     -------------------------     Additional                       Total
                                   Number                  Number                        Paid-in       Accumulated    Shareholders'
                                 of shares     Amount     of shares       Amount         Capital         Deficit         Equity
                                 ----------   --------    ----------    -----------    -----------    -------------   ------------
Balance December 31, 1994         5,135,439   $  5,135    1,505,000     $ 7,525,000    $ 3,512,453    ($ 3,402,589)   $  7,639,999

Common stock issued in January,
  1995 for accounting services
  valued at $100
  ($0.001 per share)                100,000        100            -               -              -               -             100

Preferred stock issued in
  March, 1995, for cash                   -          -       33,000         165,000              -               -         165,000

Common stock issued in May,
  1995 for legal services
  valued at $50,000
  ($0.50 per share)                 100,000        100            -               -         49,900               -          50,000

Preferred stock issued in
  June, 1995, to principal
  shareholder as settlement
  for $450,000 owed to said
  shareholder, valued at
  $450,000 ($5.00 per share)              -          -       90,000         450,000              -               -         450,000

Common stock issued in
  August, 1995 for legal
 services  valued  at $10,000
  ($1.00 per share)                  10,000         10            -               -          9,990               -          10,000
Preferred stock issued
  in October, 1995 as
  an inducement to an
  individual to arrange
  for $250,000 to be
  loaned to the Company
  by a trust controlled
  by the individual,
  value of $200,000
  ($5.00 per share)                       -          -       40,000         200,000              -               -         200,000
Net loss, January 1, 1995
  to December 31, 1995                    -          -            -               -              -       ( 769,232)      ( 769,232)
                                  ---------   --------    ---------     -----------    -----------    ------------    ------------



      Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 27

                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                FOR THE YEARS ENDING DECEMBER 31, 1995 AND 1996



                                 Common Stock               Preferred Stock
                             ---------------------     -------------------------    Additional                          Total
                              Number                      Number                     Paid-in        Accumulated      Shareholders'
                             of shares    Amount       of shares        Amount       Capital          Deficit           Equity
                             ----------   --------     ----------     ----------   ------------     -------------    -------------
Balance December 31, 1995     5,345,439    $ 5,345     1,668,000     $ 8,340,000    $ 3,572,343     ($ 4,171,821)    $ 7,745,867

Preferred stock
 issued in July, 1996
 to cover $20,000 in
 loan closing costs,
 20,000 shares to be
 returned in 1997                     -          -        25,000         125,000      ( 105,000)               -          20,000

Net loss, January 1, 1995
 to December 31, 1995                -          -             -               -              -        (1,049,719)     (1,049,719)
                                    ---        ---           ---              --            ---      -----------     -----------

Balance December 31, 1996     5,345,439    $ 5,345     1,693,000      $8,465,000    $ 3,467,343      ($5,221,540)     $6,716,148
                              =========    =======     =========      ==========    ===========      ===========     ===========





          See accompanying notes to consolidated financial statements.



       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 28

                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31,

                                                                                        1996           1995
                                                                                    -----------     -----------
Cash flows from operating activities:
   Net (loss)                                                                       ($1,049,719)    ($  769,232)
   Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
          Depreciation and amortization                                                 569,552         538,776
          Services paid through reduction in amounts
              receivable from affiliates                                                 25,000            -
          Stock issued for services and financing expenses                                  -           260,100
          Change in accounts receivable, trade                                          279,558        (499,864)
          Change in inventories                                                          36,297          14,712
          Change in accounts payable and accrued expenses                                84,406         130,309
                                                                                   ------------     -----------
              Cash (used) by operating activities                                       (54,906)       (325,199)
                                                                                   ------------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (51,603)        (42,275)
   Increase in deposits                                                                  (5,000)        (63,088)
   Loans to affiliates                                                                   (3,600)        (25,000)
                                                                                   ------------     -----------
              Cash (used) by investing activities                                       (60,203)       (130,363)
                                                                                   ------------     -----------

Cash flows from financing activities:
   Loans from affiliates                                                                 10,745         250,000
   Repayments of affiliated loans                                                       (50,000)         (6,777)
   Borrowings on mortgage loan                                                          250,000            -
   Mortgage loan repayments                                                              (3,898)           -
   Deferred loan costs paid                                                             (61,000)           -
   Proceeds from issuance of common stock                                                  -            165,000
                                                                                   ------------     -----------
Cash flows provided by financing activities                                             145,847         408,223
                                                                                   ------------     -----------
Net increase (decrease) in cash                                                          30,738         (47,339)
Cash at beginning of year                                                                11,589          58,928
                                                                                   ------------     -----------
Cash at end of year                                                                   $  42,327     $    11,589
                                                                                   ============     ===========
Supplemental information:
   Income taxes paid                                                               $      -        $      -
                                                                                   ============    ============
   Interest paid                                                                   $     50,241    $      -
                                                                                   ============    ============

            See Note 10 for a description of non-cash activities.





          See accompanying notes to consolidated financial statements.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 29

                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

Note 1 - Summary of significant accounting policies

   The major accounting policies of SBI Communications, Inc. are summarized below to assist the reader in reviewing the Company's financial statements.

   Organization and operations

   SBI Communications, Inc. (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31, 1997, the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. Management anticipates executing the plan during 1997.

   The Company plans to lease or operate bingo halls and to provide interactive satellite cable bingo game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. Currently, the Company's only operations are the leasing of a bingo hall located in Piedmont, Alabama. Under local ordinances, the hall must be leased to a charity, which is currently the local Jaycees.

   End of development stage company status

   Principal operations were deemed to have commenced January 1, 1996, in that at that point in time the Company had established a reliable and significant revenue source through the leasing of its first bingo facility. Prior to that date the Company considered itself a development stage company. Statement of Financial Accounting Standards Number 7 establishes the accounting principles governing development stage companies.

   Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SBI Communications, Inc. (an Alabama corporation). Intercompany transactions and balances have been eliminated in consolidation.

   Estimates and assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting





     Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 30 amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Property and equipment

   Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred. Major renewals and betterments are charged to the property accounts. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the property accounts, and any gain or loss is recorded as income or expense. Depreciation is provided using straight-line methods for financial reporting.

   Trademarks, shows and computer programs

   Trademarks, shows and computer programs are intangible assets acquired through the issuance of stock. Such assets are being amortized on a straight-line basis over sixty (60) months. The five-year life is a subjective estimate that was derived after considering such factors as consumer demand, competition, expected actions of competitors, effect of obsolescence, etc.

   Deferred loan costs

   Deferred loan costs represent costs incurred to obtain existing debt, and are being amortized over the life of the related loan using the interest method.

   Income taxes

   The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the use of the asset and liability method and recognizes deferred income taxes for the consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company's "temporary differences" relate to accrued compensation to shareholders which is a deduction in the year paid, and differences in book versus tax depreciation methods. Deferred tax assets also may be recorded for the future benefits of operating loss carryforwards if such benefits are not deemed "more likely than not" to be realized. The effect on deferred taxes for a change in tax rates is recognized in income or expense in the period that includes the enactment date.

   Rental and administrative fee income

   The Company manages for various charities a bingo hall in Piedmont, Alabama. Rents and administrative fees charged to charities are unsecured, and generally are paid only as revenues from the bingo games produce sufficient profit to allow the charities to make payments. The current lease requires minimum rent of $25,000 per month, with additional contingent rent of $50,000 per month depending upon the success of the bingo games. Management records contingent rent revenue and administrative fee income only as it is collected.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 31

   Statements of cash flows

   For the purposes of the statements of cash flows, the Company considers cash and highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

   Reclassifications

   Certain amounts in the 1995 financial statements have been reclassified to conform with the classifications used in the 1996 financial statements.


Note 2 - Related party transactions

From time to time, the Company's principal shareholder advances money to the Company for operations. All amounts owed to the shareholder are non-interest bearing advances. As of December 31, 1994, the Company owed $460,933 to this shareholder. $450,000 of such advances were repaid in 1995 through the issuance of 90,000 shares of preferred stock. During 1995, the Company made repayments (on a net basis) to the shareholder (exclusive of the preferred stock transaction described above) of $6,777. During 1996, the Company borrowed (on a net basis) an additional $10,745 from this shareholder. The Company owed this shareholder $14, 901 and $4,156 at December 31, 1996 and 1995, respectfully, for net advances made. In addition to advances, the Company accrued salaries payable to the Company's principal shareholder totaling $60,000 and $120,000 for the years ended December 31, 1996 and 1995, respectively. All amounts owed to the shareholder are payable on demand.

In October, 1995, the Company borrowed $250,000 from a trust managed by a shareholder, in the form of a mortgage note. The note was payable in full on October 15, 1996, with interest payable quarterly at prime plus 3%, secured by all corporate property up to $1,000,000 in value. $50,000 of this note was repaid in 1996 when due, with the remainder being extended to a due date of April 15, 1997. The holder had the right to convert the mortgage note to common stock at a price of $3 per share. This conversion privilege expired on July 15, 1996. Interest expense related to this note totaled $26,813 and $5,729 for the years ended December 31, 1996 and 1995, respectively. As an inducement to consummate this transaction, the Company issued 40,000 shares of preferred stock to the individual. This stock has been valued at $200,000 in these financial statements, with the Company recording a corresponding amount as finance charges expense for the year ended December 31, 1995.

In October, 1995, the Company advanced $25,000 to a shareholder to be repaid upon demand with interest at prevailing market rates. This shareholder also provides services to the Company relating to acquisition candidates and capital sources. The above note was applied as payment for such services in 1996. An additional $11, 700 was paid to this shareholder during 1996 for the services described.

In 1996, the Company loaned $3,600 to a relative of a shareholder. This loan is non-interest bearing and is due July 15, 1997.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 32

   Note 3 - Property and equipment

Property and equipment are summarized as follows at December 31:



                                                Estimated
                                               Useful Life           1996            1995
                                               -----------           ----            ----
       Land                                                        $  250,000     $  250,000
       Building                                   40 years          6,251,100      6,250,000
       Vehicles                                    5 years             10,920         10,920
       Furniture and equipment                   5 to 7 years       1,074,798      1,024,296
                                                                  -----------    -----------
                                                                    7,586,818      7,535,216
       Less accumulated
          depreciation                                                560,706        282,085
                                                                  -----------    -----------
                                                                   $7,026,112     $7,253,131
                                                                  ===========    ===========

Depreciation expense totaled approximately $279,000 and $273,000 for the years ended December 31, 1996 and 1995, respectively.


Note 4 - Organization costs, trademarks, and similar assets

Organization costs, trademarks, shows, computer programs and game inventory represent assets acquired or developed in prior years as the Company went through its development stage, and are summarized as follows at December 31:

                                                                 1996            1995
                                                                 ----            ----
Trademarks:
       Original cost                                          $  500,000      $  500,000
       Less accumulated amortization                             500,000         400,000
                                                              ----------      ----------
                                                              $       -       $  100,000
                                                              ==========      ==========
Shows and computer programs:
       Original cost                                          $  829,800      $  829,800
       Less accumulated amortization                             829,800         663,840
                                                              ----------      ----------
                                                              $        -      $  165,960
                                                              ==========      ==========
Game inventory:
       Original cost                                          $   75,400      $   75,400
       Less amounts used in operations                            75,400          14,712
                                                              ----------      ----------
                                                              $    -          $   60,688
                                                              ==========      ==========
Organization costs:
       Original cost                                          $      758      $      758
       Less accumulated amortization                                 758             588
                                                              ----------      ----------
                                                              $     -         $      170
                                                              ==========      ==========

Game inventory was expensed as used. All other assets listed above were amortized over sixty (60) months. Amortization expense on the above intangible assets totaled approximately $266,000 for each of the years ended December 31, 1996 and 1995.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 33

Note 5 - Mortgage note payable

On April 1, 1996, the Company borrowed $250,000 from a mortgage company.  The note is payable in thirty (30) equal monthly installments of $3,330 including interest at fourteen percent (14%) per annum, with a final balloon payment of any remaining unpaid principal due October 1, 1998, secured by a deed of trust on the Company's real estate. The balance on this note was $246,102 at December 31, 1996, with future maturities of $5,873 for the year ending December 31, 1997, and $240,229 for the year ending December 31, 1998. The note includes pre-payment penalties ranging from 4% to 6% depending upon the timing of the prepayment.

In connection with the above note, the lending company was granted options to purchase 250,000 shares of common stock for $0.50 per share. These options expire upon repayment of the loan. In addition, the Company agreed to issue 5,000 shares of preferred stock to the lender to cover $20,000 in loan closing costs. Upon issuance, the Company inadvertently issued 25,000 shares instead of $25,000 in value of preferred stock to the lender. Such shares were outstanding at December 31, 1996. In March, 1997, the lender returned the certificate for the 25,000 shares to the Company, and a new certificate for 5,000 shares will be issued. The Company has recorded all 25,000 shares as outstanding at December 31, 1996, and reduced paid-in capital for the value of the extra 20,000 shares. The adjustment to paid-in capital will be reversed in 1997 with the issuing of the new certificate.


Note 6 - Common and preferred stock activity

The Delaware corporation is authorized to issue up to 40,000,000 shares of common stock with a par value of $.001 per share, and 10,000,000 shares of preferred stock with a par value of $5.00 per share. The preferred stock may be issued from time to time in one or more series, the shares of each series to have such voting powers, dividend rates, designations, preferences, and other characteristics as adopted by the Board of Directors. Preferred stock issued to date consists of one series (Series A), having a liquidation preference of $5.00 per share, paying no dividend, and convertible into common stock upon demand, at a conversion rate that would transfer shares of common stock worth an amount equal to the par value of the preferred stock based upon the market value of the common stock at the date of conversion.

Over the history of the Company, there have been a number of non-cash transactions involving the issuance of common stock of the Company (with related as well as unrelated parties) recorded based on the estimated fair value of the consideration received (the asset received or debt retired) regardless of the number of common shares issued in such transactions in that it is the opinion of management that the Company's common stock did not have a readily determinable market value at the time of the transactions.

The Board of Directors have approved fourteen (14) classes of preferred stock in total. No shares have been issued relating to any Series other than Series
A as described above.   Series A through G of preferred stock have a
liquidation preference of $5.00 per share, pay no dividends, and are convertible to common stock upon demand at the following conversion rates:





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 34

Series A Sufficient number of shares of common stock worth an amount equal to the par value of the preferred stock based upon the market value of the common stock at the date of conversion.

Series B   5 shares common for 1 share preferred
Series C   1 share common for 1 share preferred
Series D   2 shares common for 1 share preferred
Series E   3 shares common for 1 share preferred
Series F   4 shares common for 1 share preferred
Series G  10 shares common for 1 share preferred

Series H through N of preferred stock have a liquidation preference of $5.00 per share, pay dividends at a rate not to exceed twelve percent (12%) annually, and are convertible to common stock upon demand at the following conversion rates:

Series H Sufficient number of shares of common stock worth an amount equal to the par value of the preferred stock based upon the market value of the common stock at the date of conversion.
Series I   5 shares common for 1 share preferred
Series J   1 share common for 1 share preferred
Series K   2 shares common for 1 share preferred
Series L   3 shares common for 1 share preferred
Series M   4 shares common for 1 share preferred
Series N  10 shares common for 1 share preferred

The Company's income (loss) per share was calculated using 5,345,439 and 5,306,754 weighted average shares outstanding for the year ended December 31, 1996 and 1995, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.


Note 7 - Income taxes

Deferred income tax assets and liabilities are summarized as follows at December 31:

                                                                                        1996          1995
                                                                                     ----------     ----------
   Deferred tax assets
         attributable to operating
         loss carryforwards                                                          $1,740,000     $1,380,000
   Valuation allowance due to
         uncertainty surrounding
         realization of operating
         loss carryforwards                                                          (1,740,000)    (1,380,000)
   Deferred tax liabilities                                                               -               -
                                                                                     ----------     ----------

   Total deferred taxes                                                              $    -         $     -
                                                                                     ==========     ==========





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 35

   The Company has available at December 31, 1996, unused operating loss carryforwards, which may be applied against future taxable income, that expire as follows:

                       Amount of Unused Operating             Expiration During
                           Loss Carryforwards               Year Ended December 31,
                       ---------------------------          -----------------------
                                $  200,000                            2001
                                   550,000                            2002
                                 1,200,000                            2003
                                   300,000                            2004
                                   490,000                            2007
                                   340,000                            2008
                                   320,000                            2009
                                   650,000                            2010
                                 1,050,000                            2011
                                ----------
                                $5,100,000
                                ==========


Note 8 - Commitments, risks and contingencies

The Company manages for various charities a bingo hall in Piedmont, Alabama. Rents and administrative fees charged to charities are unsecured, and generally are paid only as revenues from the bingo games produce sufficient profit to allow the charities to make payments. The current lease requires minimum rent of $25,000 per month, with additional contingent rent of $50,000 per month depending upon the success of the bingo games. Management records contingent rent revenue and management fee revenue only as it is collected. The Company also advances funds to the leasing charity as needed to operate bingo games. Such advances are repaid from the proceeds of future bingo games. Rents and advances receivable at December 31, 1996, are concentrated with only two charities; $87,.779 from the current operating charity and $650,000 from the prior operating charity. Management has estimated the amount of such receivables that are collectible based upon their knowledge of the financial condition of the charities and the history of the profitability of bingo games. Currently, management estimates that all receivables from the current charity are collectible. Management estimates that only $100,000 of the receivable with the prior charity is collectible, and has classified such as long-term in that the timing of the collection is not subject to reasonable estimation. It is reasonably possible that management's estimate of the amount of the receivable from the prior charity that is collectible could change in the near future. The remaining receivable at December 31, 1996, of $32,527 is from a credit card processing company, and relates to hold backs on credit card deposits collected. All of this receivable is deemed by management to be collectible.

The Company is in the process of searching for additional bingo halls to own or manage, and is developing bingo productions to be broadcast by satellite and via the Internet into homes of viewers throughout the United States. Should local, state, or federal laws change regarding bingo, such changes could have a material impact on the ability of the Company to generate future revenues.

The Company has a history of issuing common stock for services difficult to value or yet to be provided. Approximately 3,000,000 (or 57%) of the common stock outstanding at December 31, 1996, is restricted in some fashion as a result of the above transactions. Furthermore, the Company has in prior years canceled common stock certificates due to non- performance of the third parties
involved  in  certain  of  the  above  transactions.   Although no party to
such transactions has





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 36 yetinstigated litigation involving the Company for cancellation or restriction of related shares, due to the volume of such transactions, litigation relating to such activity remains a possibility. Management feels all actions it has taken to cancel or restrict common stock are with merit, and does not anticipate any material loss being incurred by the Company relating to future resolution of these matters.

The Company has an employment agreement with Mr. Ron Foster, shareholder and president, which expires on December 31, 2001. Under the agreement, Mr. Foster is entitled to $130,000 in minimum annual salary, cash bonuses of the lesser of 10% of revenues or 5% of pre-tax profits, and stock bonuses equivalent to 10% of pre-tax profits before depreciation. To date, Mr. Foster has accepted $120,000 per year as adequate compensation under the contract. There is no guarantee that Mr. Foster will continue to accept an amount less than that stipulated in the agreement.


Note 9 - Fair market value of financial instruments

The Company's accounts receivable are principally with two charities for unpaid rents, and one credit card processing company for credit card charge back reserves. The collectibility of amounts receivable from the current charity is contingent on the ability of the charity to generate sufficient profits from future bingo games, and/or other sources. The collectibility of the receivable from the prior charity is contingent upon obtaining possession of various operating equipment held by government officials pending the outcome of legal proceedings involving the charity. The collectibility of the receivable from the credit card processing company is contingent upon ultimate credit card charge backs. Due to the nature of the receivables from the charities, their fair market value is not subject to reasonable estimation. Management feels that their fair market value approximates their recorded book value. The fair market value of all other financial instruments is estimated to approximate their carrying value in that their nature and terms are consistent with similar instruments in the market place at this time.

The Company sold stock to a production company in California several years ago. As a result of the sale, the production company was to provide approximately $400,000 of production facility time and services at no additional charge. No value has been recorded for such services provided and to be provided in that their market value is not subject to reasonable estimation and that realization of future services is not assured.


Note 10 - Non-cash activities

During 1995, legal and accounting fees valued at $60,100 were paid for through the issuance of 210,000 shares of common stock; $450,000 of loans payable to shareholders were repaid through the issuance of 90,000 shares of preferred stock; and $200,000 of finance charges relating to loan inducement fees were paid for through the issuance of 40,000 shares of preferred stock..

During 1996, $25,000 in services were paid for through the reduction of $25,000 in affiliated loans receivable, and $20,000 in loan closing costs were paid for through the issuance of 20,000 shares of preferred stock.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 37

SUMMARY FINANCIAL DATA

Set forth below is selected financial information of the Registrant and its consolidated subsidiaries as derived from the audited statements of income
(loss) for the last two calendar years, from the balance sheets for the periods then ended. The selected financial information should be read in conjunction with the financial statements (including the notes thereto) filed with this Registration Statement and are qualified by reference to such financial statements.

                                              DECEMBER 31, 1996        DECEMBER 31, 1995
                                              -----------------        -----------------
STATEMENT OF OPERATIONS DATA
Gross Revenues                                    421,128                   604,873
Income (Loss) from Operations                  (1,049,719)                 (769,232)
Net Income (Loss) per share *                        (.20)                     (.14)

BALANCE SHEET DATA
ASSETS
Current Assets                                    190,624                   348,953
Property & equipment, less
   accumulated depreciation                     7,026,112                 7,253,131
Other Assets                                      224,288                   577,406
                                               ----------                 ---------
TOTAL ASSETS                                    7,441,024                 8,179,490
                                               ==========                 =========

LIABILITIES
Current Liabilities                               484,647                   433,623
Long Term Liabilities                             240,229                         -
                                               ----------                 ---------
TOTAL LIABILITIES                                 724,876                   433,623
TOTAL STOCKHOLDERS' EQUITY                      6,716,148                 7,745,867
                                               ----------                 ---------
TOTAL LIABILITIES AND EQUITY                    7,441,024                 8,179,490
                                               ==========                 =========

---------------
* See above. Per share data is computed based on the weighted average of common stock outstanding as of the report date.


ITEM 8. CHARGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 38

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the members of the Registrant's board of directors and its executive officers, the positions with the Registrant held by each, and the period during which each such person has held such position.

NAME                      AGE              POSITION                         SINCE
----                      ---              --------                         -----
Ronald Foster             55         President/Chairman of the Board        1986
Kathy Hunt                47         Secretary/Treasurer/Director           1994
Thomas Barrett            27         Vice President                         1995
Claude Pichard            43         Vice President/Director                1986
Mel Ray                   56         Director                               1994
Michael McGlothlin        45         Director                               1994


Messrs. Fosters, Barrett, and Pichard and Ms. Hunt are all engaged with the Registrant's business on a full time basis.

All directors hold office until the next annual meeting of stockholders of the Registrant (currently expected to be held during September 1997) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the board of directors. There are currently no committees of the board of directors.

BIOGRAPHIES OF THE REGISTRANT'S EXECUTIVE OFFICERS AND DIRECTORS

Ronald Foster

Mr. Foster, 55, is presently Chairman, President, Chief Executive Officer, and Executive Producer for SBI Communications, Inc. He has been working with the Registrant since its inception in 1984. His primary responsibilities include operations, finance, marketing and technical review. In addition to his responsibilities with the Registrant, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia. Mr. Foster was also owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. Since 1987, Mr. Foster has served as president and director of Ed-Phills, Inc., a Nevada corporation and is now an executive vice president and member of the board of directors of Golden American Network, a California corporation. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network (FNN), a national cable network. Mr. Foster also has experience as technical director and associate





      Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 39 producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS. Mr. Foster is Director/Producer/Writer of the Registrant Interactive Broadcast Programs.

Kathy Hunt

Ms. Hunt is 47 years old and resides in Cedartown, Georgia. Ms. Hunt graduated from Berry College with a bachelor of science degree in Secretarial Science. Ms. Hunt has extensive experience in executive secretarial business, including the governmental (State of Georgia) and private sectors. She has extensive background in the field of bookkeeping, accounting, procurement, contract management, statistical data compilation, personnel management and laws governing confidentiality. She is currently employed as bookkeeper and accountant for SBI Communications, Inc.

Claude Pichard

Mr. Pichard, 43, has been a Vice President and a director for the Registrant since 1986. His primary responsibilities include directing and developing the interactive Bingo and auction programs. Mr. Pichard has over twenty years of television experience as a producer, director and scriptwriter. He served as creative services director at WCTV in Tallahassee, Florida, where he headed an award-winning team of directors, writers and artists for the number one station in its market. He has also worked with numerous Hollywood-based game shows and was the director for the Bolivian National Lottery game. In addition to his responsibilities with the Registrant, Mr. Pichard also serves as a research and training specialist with the Florida Department of Law Enforcement where he supervises the production of training tapes, public service announcements and media related courses. Mr. Pichard holds a bachelor of science degree in mass communications from Florida State University.

Mel Ray

Mr. Ray is 56 years old and resides in Tampa, Florida. Mr. Ray has been an executive in the bottled and natural gas industries for more than 30 years, and currently manages six gas companies in the state of Florida, ranging from the west coast Tampa area all the way to the east coast of Florida. Mr. Ray's extensive experience in utility companies gives him a great understanding of local and federal government regulations. Due to the nature of his business, Mr. Ray also possesses knowledge concerning hazardous materials transportation, bulk purchasing, retail sales, management, marketing, acquisition, and personnel. Mr. Ray has 20 years of experience operating some of the most profitable divisions of Tropi-Gas, Petrolane, and Star Gas as an executive both in its international and domestic markets. Mr. Ray is an officer and director of the company.

Michael McGlothlin

Mr. McGlothlin is 45 years old and resides in Pounding Mill, Virginia. He is a graduate in Business and Physics from Hampden-Sydney College in Virginia, and has extensive experience in the mining, processing and trucking industry. Mr. McGlothlin currently owns and operates a mineral grinding facility, a land fill facility, and a fleet of 70 diesel trucks. Mr. McGlothlin's experience in mining and landfills gives him extensive knowledge in federal regulations. Mr. McGlothlin demonstrates the ability to use computers to their fullest potential and has the ability to notice potential problems at an early stage and





      Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 40 correct them before they grow. Mr. McGlothlin has extensive experience in management, personnel, cost control, marketing, federal, state and local regulations. Mr. McGlothlin is an officer and director of the company.

Thomas Barrett

Mr. Barrett, age 27, serves as a vice president of the Registrant. He received his Bachelor of Science Degree in Finance from the University of Georgia in 1993. From 1988 until 1991, he was employed in Chicago as a broker assistant to a local currency futures trader, Mark Dehetogh, at the Chicago Mercantile Exchange, and in 1991 worked for Refco Corp. as an assistant bond trader at the Chicago Board of Trade. From 1994 until 1995 he was employed as head of charity by the Steelworker's Assistance Fund at its Flamingo Bingo operation in Piedmont Alabama. From 1994 until joining the Registrant in 1995, Mr. Barrett was employed as assistant manager for Bingo matters by Elkhorn Valley Development Corp., at it's Frontier Palace operation in Piedmont, Alabama.


ITEM 10.    EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth all compensation paid to the Officers and Directors of the Registrant during the Registrant's year ended December 31, 1995, and 1996.

                 SUMMARY COMPENSATION TABLE

NAME
AND
PRINCIPAL                                        OTHER ANNUAL
POSITION                             YEAR     SALARY COMPENSATION
Ronald Foster - President and        1996     $120,000      $ -0-
                 Chairman of         1995     $120,000      $ -0-
                 The Board of
                 Directors



EMPLOYMENT AGREEMENTS

The Registrant is a party to an employment agreement with Ronald Foster, a copy of which is filed as an exhibit to this registration statement. The following summary thereof is qualified in its entirety by reference to such exhibit.

On January 1, 1992, Mr. Foster entered into a ten year employment agreement with the Registrant, renewable thereafter for continuing one year terms unless one of the parties provides the other with written intention not to renew, on or before the 180th day prior to expiration of the then current term. Although the agreement can be terminated by the Registrant for cause, or the Registrant's stockholders





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 41 can refuse to comply with its terms by not re-electing Mr. Foster as a director, such events accelerate Mr. Foster's rights to compensation under the Agreement.

The Agreement provides the Registrant with an obligation to defend and indemnify Mr. Foster to the fullest extent legally permitted, and calls for the following compensation:

(a) Mr. Foster is entitled to an annual bonus payable in shares of the Registrant's common stock, determined by dividing 10% of the Registrant's pre-tax profits (excluding depreciation) for the subject calendar year by the average bid price for the Registrant's common stock during the last five trading days prior to the end of the last day of each year and the first five days of the new year, provided, however, that the agreement shall have been in effect for at least one business day during the subject year.

(b) Mr. Foster is entitled to an annual cash bonus in a sum equal to 5% of the Registrant's gross annual income or 10% of the Registrant's net pre-tax profit (excluding depreciation), whichever is less.

(c) Mr. Foster is entitled to a salary starting at $2,500 per week, but subject to cost of living increases and review on a quarterly basis, with the expectation that it will be substantially increased as increased profits and cash flow from operations permit.

(d) In addition to the foregoing, Mr. Foster is entitled to a benefit package equal to the most favorable benefit package provided by the Registrant or its subsidiaries to any of their employees, officers, directors, consultants or agents.

The majority of required payments are accruing until such time as the Registrant has adequate funds to meet its operating expenses and commitments.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth, as of the date of this Registration Statement, the number and percentage of shares of common stock owned of record and beneficially by any group (as that term is defined for purposes of Section 13(d)(3) of the Exchange Act), person or firm that owns more than five percent (5%) of the Registrant's outstanding common stock (the Registrant's only class of voting securities).





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 42

NAME AND ADDRESS OF               AMOUNT OF                 NATURE OF                PERCENT OF
BENEFICIAL OWNER *                SHARES                    OWNERSHIP                CLASS
----------------                  ------                    ---------                -----
Ronald Foster                     1,632,089                 Record &                 32%
103 Firetower Road                                          Beneficial
Leesburg, Georgia, 31763

Larry Cahill                      1,000,000                 Record &                 19%
3330 Southgate Court                                        Beneficial
Cedar Rapids, Iowa 52404

Michael Graham                      500,000                 Record &                 10%
1804 Cherry Lane                                            Beneficial
Bluefield, West Virginia 24701

Robert Nathan                       325,000                 Record &                  6%
630 Crofton                                                 Beneficial
Highland Park, IL 60035

Earnest Wille                       272,000                 Record &                  5%
187 Washington Valley Road                                  Beneficial
Basking Ridge, New Jersey 07920
-----

*        Includes all stock held either personally or by affiliates.

(b)      Security Ownership of Management

The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Registrant, its parent or subsidiaries, ,owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.

TITLE OF         NAME OF                           AMOUNT           NATURE OF        PERCENT OF
CLASS            BENEFICIAL OWNER                  SHARES           OWNERSHIP        CLASS
-----            ----------------                  ------           ---------        -----
Common           Ronald Foster                     1,632,089        **               32.00%
Common           Kathy Hunt                        0                ***              00.00%
Common           Thomas Barrett                    0                ***              00.00%
Common           Claude Pichard                    10,000           **               00.07%
Common           Mel Ray                           0                ***              00.00%
Common           Michael McGlothin                 0                ***              00.00%
Common           All officers and directors
                 as a group (5 people)             1,647,089        **               32.07%



*        Includes all stock held either personally or by affiliates.
**       Record & Beneficial.
***      Not Applicable.




       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 43

To the best knowledge and belief of the Registrant, there are no arrangements, understandings, or agreements relative to the disposition of the Registrant's securities, the operation of which would at a subsequent date result in a change in control of the Registrant.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no family relationships among directors, executive officers or persons chosen by the Registrant to be nominated as a director or appointed as an executive officer of the Registrant of any of its affiliated subsidiaries.

See notes to Consolidated Financial Statement included under note two.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 44

                                    PART IV

ITEM 13.   INDEX TO EXHIBITS
           DESCRIPTION OF EXHIBITS

         PAGE OR
EXHIBIT  SOURCE OF
NUMBER   INCORPORATION            DESCRIPTION
------   -------------            -----------
2.       .1      ***              Plan of Reorganization:  Agreement and Plan of Merger [sic] by and among Satellite
                                  Bingo, Inc., a Georgia corporation, and Supermin, Inc. dated September 2, 1986.

         .2      ***              Re-incorporation in Delaware Instruments.

3.                                Constituent Documents:
                                  ---------------------
         .1      ***              Articles of Incorporation, as amended

         .2      ***              Bylaws, as amended

10.                               Material Contracts:
                                  ------------------
         .1      ***              Agreements for Purchase of Piedmont Bingo Hall (Frontier Palace).

         .2      ***              Employment Agreement between Registrant and Ronald Foster.

         .3                       Joint Venture Agreements:
                                  ------------------------
                 ***      .1      Joint Venture Agreement with VPACS Limited (a New York corporation)
                 ***      .2      Cahill Agreement
                 ***      .3      La Yate Company Limited (Hong Kong)
                 ***      .4      PandaAmerica/Glendale Studios

         .4                       Bingo Hall Agreements:
                                  ---------------------
                 ***      .1      Chief Strikeaxe Trading Post (Oklahoma)
                 ***      .2      DCA Services Division, Fort Benning, Georgia
         .5      ***              Lease and Service Provider Agreements with Piedmont Jaycees.

         .6                       Program & Production Agreements:
                                  -------------------------------
                 ***      .1      Glendale Studios Production Agreements
                 ***      .2      Las Vegas Television Network, Inc.

         .7      ***              Lease Agreement dated January 17, 1996, with Integrated Telephony Products, Inc.

         .8                       Agreements with Bradley M. (Brad) Tate:
                                  --------------------------------------





                            Form 10-KSB for the Calendar Yead Ended December
31, 1996, Page 45

                 PAGE OR
EXHIBIT  SOURCE OF
NUMBER   INCORPORATION            DESCRIPTION
------   -------------            -----------
                 ***      .1      Memorandum of Service Agreement
                 ***      .2      Consulting Agreement
         .9      ***              Alamo Leasing Agreement

         .10                      Letters of Intent:
                                  -----------------
                 ***      .1      Glendale Studios, Inc.
                 ***      .2      Cherokee Indians of Georgia, Inc.
                 ***      .3      Promotions International Corporation.

         .11                      Licensing Agreements:
                                  ---------------------
                 ***      .1      Fertina-C, LTD, March 25, 1992 (Greece)
                 ***      .2      Satellite Bingo, Inc. and Luis Manuel Da Costa Matias, January 18, 1991(Brazil)
                 ***      .3      I.O. Report, C.A., March 23, 1993, (Venezuela)

         .12                      LACOA Agreements:
                                  -----------------
                 ***      .1      Lobbyist Engagement Agreement
                 ***      .2      Management Agreement

11.              *                Statement re computation of per share earnings.

21.              **               Subsidiaries of the Registrant.

99.                               Additional Exhibits:
                                  -------------------
                 ***      .1      Letter from Fletcher, Heald & Hidreth to Ron Foster, dated April 10, 1992, referencing communications with Cynthia Young, Assistant Chief, Support of Litigation, Organized
                                  Crime and Racketeering Section of the Criminal Division, UNITED STATES DEPARTMENT OF
                                  JUSTICE.

                 ***      .2      Letter from Fletcher, Heald & Hidreth to Ron Foster, dated March 19, 1992, referencing the legality under federal law of SBI Communications, Inc.'s programs and planned subscription network.

                 ***      .3      Correspondence between the Federal Communications Commission and Putbrese, Hunsaker &
                                  Ruddy, dated September 14, 1990 through February 11, 1991, requesting a request for declaratory ruling the legality of advertising interactive Bingo games on cable systems.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 46

         PAGE OR
EXHIBIT  SOURCE OF
NUMBER   INCORPORATION            DESCRIPTION
------   -------------            -----------
                 ***      .4      Correspondence between Sutherland, Asbill & Brennan and the Federal Communications
                                  Commission, from July 28, 1986, until some undetermined time in 1987.

                 ***      .5      Opinion letters to Ron Foster from Sutherland, Asbill & Brennan dated July 11 and 15,
                                  1986.

                 ***      .6      Letter involving the game C-Note, dated June 18, 1993, referencing a prohibition under
                                  Section 9-701(1(a) to the offer of games of Bingo and keno in Nebraska, but noting that such statute would not appear to prohibit the broadcast of the games into
                                  Nebraska, or, the location in Nebraska of telephone banks involving offers of the games outside of Nebraska.

                 ***      .7      Opinion Letter dated November 16, 1995, from Wiley, Rein & Fielding (Washington,
                                  D.C.), re Pay-per-view Bingo.

                 ***      .8      Ordinance Number 429 (Bingo) dated June 13, 1994, City Clerk of Piedmont, Alabama.

                 ***      .9      Alabama Constitution, Amendment Number 508, Bingo Games in  Calhoun County.

                 ***      .10     Limited Appraisal of Frontier Palace, dated May 1, 1995, prepared by Phillip C.
                                  Ledbetter.


* Incorporated by reference from the disclosure thereof in the financial statements filed herewith.

** Incorporated by reference from the disclosure thereof at Part I, Item I (Description of Business), located at page 3 of this registration statement.

*** Provided in the original filing and/or first amendment of the Registrant's filed Form 10-SB.





      Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 47

                             ADDITIONAL INFORMATION

                                  HEADQUARTERS
                               SBI Communications
                  458 Highway 278 Bypass; Post Office Box 597
                            Piedmont, Alabama  36272

                                   SUBSIDIARY
                SBI COMMUNICATIONS, INC., an Alabama Corporation
     458 Highway 278 Bypass; Post Office Box 597; Piedmont, Alabama  36272

                  SATELLITE BINGO, INC., a Georgia Corporation
          103 Firetower Road; Post Office Box 609; Leesburg, GA 31763

                              OFFICERS & DIRECTORS
    Ronald Foster: President, Chairman of the Board, Chief Executive Officer
                    Kathy Hunt: Secretary/Treasurer/Director
                         Thomas Barrett: Vice President
                    Claude Pichard: Vice President/Director
                               Mel Ray: Director
                          Michael McGlothlin: Director

                                    AUDITORS
                           DANIEL, RATLIFF & COMPANY
     1100 South Tryon Street;  Suite 230;  Charlotte, North Carolina  28203

                                 TRANSFER AGENT
                            CORPORATE STOCK TRANSFER
              370 17th Street; Suite 2550; Denver, Colorado  80202

Exhibits to this Form 10-KSB will be provided, subject to payment of actual copy costs, to shareholders of the Registrant upon written request addressed to Ronald Foster, President, SBI Communications, Inc., at the Registrant's headquarters listed above.





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 48

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this First Amended Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997

                                           SBI COMMUNICATIONS, INC.


                                           By:  /s/ Ronald Foster
                                                -----------------
                                           Ronald Foster, Chairman, President &
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                                   DATE
---------                         -----                                                   ----
/s/ Ronald Foster
-----------------
Ronald Foster                     Chairman, President & Chief Financial Officer      March 28, 1997


/s/ Kathy Hunt
--------------
Kathy Hunt                        Director, Secretary, Treasurer                     March 28, 1997


/s/ ClaudePichard
-----------------
Claud Pichard                     Director, Vice President                           March 28, 1997


/s/ Mel Ray
-----------
Mel Ray                           Director                                           March 28, 1997





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 49

SIGNATURE                         TITLE                                                   DATE
---------                         -----                                                   ----
/s/ Michael Mclothlin
---------------------
Michael McGlothlin                Director                                           March 28, 1997


/s/ Thomas Barrett
------------------
Thomas Barrett                    Vice President                                     March 28, 1997





       Form 10-KSB for the Calendar Yead Ended December 31, 1996, Page 50