Form 10QSB
period 1997-03-31
SBI COMMUNICATIONS INC
filed 1997-05-14
CIK 1013453

Securities and Exchange Commission
                             Washington, D.C., 20549

                                   FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal quarter ended March 31, 1997

Commission file Number 0-28416
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                            SBI Communications, Inc.
            (Name of small business issuer specified in its charter)

                Delaware                               58-1700840
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)


     Post Office Box 597 - 458 Highway 278 By Pass - Piedmont, Alabama 36272
     -----------------------------------------------------------------------
               (Address of Principal executive offices) (Zip code)

                                 (205) 447-8797
                                 --------------
                            Issuer's telephone number

Securities registered pursuant to 12(b)
                             of the Act:     None

Securities to be registered pursuant to
               Section 12(g) of the Act:     Common Stock and Preferred Stock

         Common Stock $0.001 Par Value - Preferred Stock $5.00 Par Value
         ---------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ] NO [ ]

As of May 5, 1997 the Registrant had 5,345,430 shares of its $0.001 par value Common Stock Outstanding.

Table Of Contents

                    SBI COMMUNICATIONS, INC.
                           FORM 10-QSB
                             INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements:

                      Consolidated Balance Sheets as of         3
                      December 31, 1996 and
                        and March 31, 1997

                      Consolidated Statements of Loss           4
                        for the three months ended
                        March 31, 1996 and 1997

                      Consolidated Statements of Cash Flows     5
                        for the three months ended March 31,
                        1996 and 1997

                      Notes to Consolidated Financial State-    6
                        ments

  Item 2.             Management's Discussion and Analysis      8
                        of Financial Condition and Results
                        of Operations Condition


  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        12

  Item 2.             Changes in Securities                    12

  Item 3.             Defaults Upon Senior Securities          12

  Item 4.             Submission of Matters to a Vote          12
                        of Security  Holders

  Item 5.             Other Information                        12

  Item 6.             Exhibits and Reports on Form 8-K         12

                      Signatures                               13

PART I. FINANCIAL INFORMATION
Financial Statements

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)

                                                                             March 31,       Dec. 31,
                                                                               1997            1996
                                                 ASSETS                      --------        --------
Current assets:                                  ------
    Cash                                                                   $   41,252      $   42,327
    Accounts receivable, net of allowance for doubtful
         accounts of $-0-                                                      88,649         120,306
    Notes receivable from affiliates                                            3,600           3,600
    Inventories                                                                24,391          24,391
                                                                           ----------      ----------
                                                                              157,892         190,624
Property and equipment, net of accumulated
    depreciation                                                            6,962,205       7,026,112
Other assets:
    Accounts receivable - long-term, net of allowance for
        doubtful accounts of $550,000 at March 31, 1997,
        and December 31, 1996                                                 100,000         100,000
    Deferred loan costs                                                        48,025          56,200
    Deposits                                                                   68,088          68,088
                                                                           ----------      ----------
                                                                           $7,336,210      $7,441,024
                                                                           ==========      ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:             ------------------------------------
    Note payable to trust managed by a shareholder                         $  200,000      $  200,000
    Mortgage note payable-current portion                                       6,081           5,873
    Accrued wages due to principal shareholder (Note 2)                       210,000         180,000
    Advances due to principal shareholder                                      14,402          14,901
    Account payable and accrued expenses                                      101,023          83,873
                                                                           ----------      ----------
                                                                              531,506         484,647
Mortgage payable, long-term portion                                           238,628         240,229
                                                                           ----------      ----------
Total liabilities                                                             770,134         724,876
                                                                           ----------      ----------

Stockholders' equity:
    Preferred stock, par value $5.00;  10,000,000 shares  authorized;
        1,673,000 and 1,693,000 shares issued and outstanding at
        March 31, 1997 and December 31, 1996, respectively                  8,365,000       8,465,000

    Common stock,  par value  $.001;  40,000,000  shares  authorized;
        5,345,439 shares issued and outstanding at March 31, 1997
        and December 31, 1996                                                   5,345           5,345
    Paid in capital                                                         3,567,343       3,467,343
    Accumulated deficit                                                    (5,371,612)     (5,221,540)
                                                                           ----------      ----------
                                                                            6,566,076       6,716,148
                                                                           ----------      ----------
                                                                           $7,336,210      $7,441,024
                                                                           ==========      ==========

          See accompanying notes to consolidated financial statements.

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                               STATEMENTS OF LOSS
                               ------------------
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      ------------------------------------
                                   (UNAUDITED)

                                                                                             1997            1996
                                                                                             ----            ----
Revenues:
    Bingo hall rent                                                                       $  75,000       $ 125,000
    Kitchen and gift shop revenues                                                           32,188           -
    Other income                                                                                352              25
                                                                                          ---------       ---------
                                                                                            107,541         125,025
                                                                                          ---------       ---------
Expenses:
    Cost of sales - kitchen and gift shop                                                    31,867          -
    Administrative salaries and related expenses                                             33,565          30,000
    Facility costs                                                                           14,327          13,577
    Other general and administrative                                                         81,982          67,429
    Production costs                                                                          2,005            -
    Depreciation and amortization                                                            71,041         138,764
    Interest and finance expenses                                                            22,826           6,875
                                                                                          ---------       ---------
                                                                                            257,613         256,645
                                                                                          ---------       ---------

Net loss                                                                                 ($ 150,072)     ($ 131,620)
                                                                                          =========       =========

Net loss per share                                                                       ($    0.03)     ($    0.02)
                                                                                          =========       =========

          See accompanying notes to consolidated financial statements.

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      ------------------------------------
                                   (UNAUDITED)

                                                                            1997           1996
                                                                            ----           ----

Cash flows from operating activities:
    Net (loss)                                                          ($150,072)      ($131,620)
    Adjustments to reconcile net loss to cash
        provided (used) by operating activities:
           Depreciation and amortization                                   71,041         138,764
           Amortization of deferred loan costs                              8,175              -
           Change in accounts receivable, trade                            31,657       (  22,338)
           Change in inventories                                               -               -
           Change in accounts payable and accrued expenses                 47,150           6,191
                                                                         --------        --------
               Cash (used) by operating activities                          7,951       (   9,003)
                                                                         --------        --------

Cash flows from investing activities:
    Purchase of property and equipment                                  (   7,134)      (  25,538)
                                                                         --------        --------
               Cash (used) by investing activities                      (   7,134)      (  25,538)
                                                                         --------        --------

Cash flows from financing activities:
    Loans from shareholders/affiliates                                         -           39,100
    Repayments of affiliated loans                                      (     499)             -
    Mortgage loan repayments                                            (   1,393)             -
                                                                         --------        --------
               Cash flows provided by financing activities              (   1,892)         39,100
                                                                         --------        --------

Net increase (decrease) in cash                                         (   1,075)          4,559
Cash at beginning of period                                                42,327          11,589
                                                                         --------        --------
Cash at end of period                                                    $ 41,252        $ 16,148
                                                                         ========        ========

Supplemental information:
    Income taxes paid                                                    $     -         $     -
                                                                         ========        ========
    Interest paid                                                        $ 14,097        $     -
                                                                         ========        ========

          See accompanying notes to consolidated financial statements.

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                      ------------------------------------

Note 1 - Selected disclosures
-----------------------------

    The accompanying unaudited consolidated financial statements, which are for interim periods, do not included all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Form 10-KSB for the year ended December 31, 1996 of SBI Communications, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

    The Company manages for various charities a bingo hall in Piedmont, Alabama. Rents and administrative fees charged to charities are unsecured, and generally are paid only as revenues from the bingo games produce sufficient profit to allow the charities to make payments. Effective February 1, 1996, the current lease requires minimum rent of $25,000 per month, with additional contingent rent of $50,000 per month depending upon the success of the bingo games. Management records contingent rent revenue and administrative fee income only as it is collected.

    Certain amounts in the 1996 interim financial statements have been reclassified to conform with the classifications used in the 1997 interim financial statements. Furthermore, the revenue recorded in the 1996 interim financial statements included herein has been reduced by $100,000 from amounts previously reported last year in the 1996 interim financial statements for the period ending March 31, 1996, to consistently reflect the above stated accounting policy with respect to revenue recognition.

Note 2 - Related party transactions
-----------------------------------

    The Company accrued salaries payable to the Company's principal shareholder totaling $30,000 for each of the quarters ended March 31, 1997 and 1996, respectively. All amounts owed to the shareholder are payable on demand.

Note 3 - Net loss per share
---------------------------

    The Company's net loss per share was calculated using 5,345,439 weighted average shares outstanding for each of the quarters ended March 31, 1997 and 1996, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

Note 4 - Preferred stock activity
---------------------------------

    In July, 1996, 5,000 shares of preferred stock with a par value of $25,000 were to be issued to cover $20,000 in closing costs relating to the mortgage note receivable. The Company inadvertently issued 25,000 shares rather than 5,000 shares, and both parties agreed that the related certificate would be returned and reissued. In that the certificate had not been returned as of December 31, 1996, the full 25,000 shares were treated as outstanding at that time, with a related reduction in paid in capital. In the first quarter of 1997, the certificate was returned, and a new certificate for 5,000 shares was issued. The stockholders' equity section of the balance sheet as of March 31, 1997, has been adjusted to reflect the reduced number of preferred shares outstanding, with a corresponding adjustment to paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

The Company plans to lease or operate bingo halls and to provide interactive satellite delivered bingo games, game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. The Company has also developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive play. Our Web site address which will be available 24 hours a day is http://www.sbicommunications.com or http://www.bingobingo.com. Currently, the Company's only operations are the leasing of a bingo hall located in Piedmont, Alabama. Under local ordinances, the hall must be leased to a charity, which is currently the local Jaycees.

The Company believes that the $4.4 billion dollar North America bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has only one bingo center located in Piedmont, Alabama. The Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States. Management's goal is to operate 10 bingo centers by year end 1997.

RESULTS OF OPERATION
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1996.

The Company generated revenues of $107,541 during the three months ended March 31, 1997, as compared to $125,025 in the comparable period of the prior fiscal year, which represents a

14% decrease. The revenue decrease was due to a change in the lease terms of the Bingo hall lease. Through January, 1996, the Company charged a flat $75,000 per month in rent, plus management fees as deemed appropriate. In February, 1996, the lease was amended to reflect a minimum payment of $25,000 per month, with adjustments up to $75,000 per month if the charity generates sufficient annual cash flow to afford to pay the increased rent. For February and March of 1996, as well as January, February and March of 1997, the charity was only charged the minimum of $25,000 per month. Management anticipates that rental revenues will be at the minimum level in the first and third quarter of each year; however, Management is assisting the Jaycees in promoting two large games in fiscal 1997 (one in May and one in October). Only one large game was held last year, in the fall of 1996. Management anticipates that with the addition of a second large game, the Company can generate between $750,000 and $900,000 in annual rental income on this facility. Management believes that due to competition and geographic factors, two large games per year will likely be the limit for large games for this facility. Accordingly, management anticipates that a large percentage of its rental income will be generated in the second and fourth quarter of each year.

In the fall of 1996, the Company took over operations of the kitchen facility and gift shop in the Bingo hall. The addition of the kitchen and gift shop generated revenue in the first quarter of 1997 of $32,188. This new revenue made up for a great deal of the loss in rental income, and should increase in the future as operations in this area are fine tuned.

In addition to the above, the Company expects quarterly revenues to increase upon the successful operation of the Company's Web site and broadcasting of it's interactive programming.

Direct operating costs of the Company's bingo center totaled $257,613 during the first quarter of 1997 versus $256,645 in the comparable 1996 quarter, which represents a .04% increase. Interest and finance charges includes $8,175 of amortization of deferred loan costs. Accordingly, approximately 31% of the current period's direct operating costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of direct costs of operating the kitchen, legal expenses, wages and management fee costs.

As previously explained, the Company did not operate the kitchen and gift shop until the fourth quarter of 1996. In that operations of the kitchen and gift shop are relatively new, and volume has been relatively light, costs of operations for this area has approximated revenue generated, and accordingly there has been little profit generated. Management anticipates that this will improve in the second quarter.

Other general and administrative (G&A) expenses totaled $81,982 during the first quarter of 1997 as compared to $67,429 in the first quarter of 1996, an increase of 21.6%. This expense increase of $14,553 was mainly due to the addition of certain key management personnel paid on a contract basis during the first quarter of 1997.

Depreciation and amortization expense decreased from $138,764 in the first quarter of 1996 to $71,041 in the first quarter of 1997. This decrease of $67,723 (48.8%) is due to the fact that various intangible assets such as trademarks, shows and computer programs were fully amortized at the end of 1996. Management anticipates depreciation to remain fairly constant for the remainder of the year at approximately $70,000 to $75,000 per quarter.

Interest and finance expenses have increased from $6,875 for the first quarter of 1996 to $22,826 for the first quarter of 1997, for an increase of $15,951 (or 232%). This increase is due to the mortgage note payable, which was not entered into until the second quarter of 1996. Interest on this note, including the amortization of deferred loan costs relating to the note, totaled approximately $16,800 for the three months ended March 31, 1997.

The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carryforwards. The Company's tax loss carryforward balance at the end of fiscal 1996 was in excess of $5 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

Net loss for the first fiscal quarter of 1997 was $150,072, which equated to loss per share of ($.03) Net loss for the comparable quarter of 1996 was $131,620 which equated to loss per share of ($0.02). Virtually all of the increased loss of nearly 14% was due to legal expenses relating to SEC filing requirements and equipment and startup operations of the restaurant which was not open in the first quarter of 1996. Management believes that the Company's direct operating costs and G&A expenses are relatively fixed. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had current assets of $157,892, a decrease of $32,732 from the amount at December 31, 1996. The decrease was mainly due to collections of accounts receivable which have been used to fund operations. The Company has also invested over $60,000 in its restaurant and doesn't foresee substantial further investments required there. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet strong customer demands.

The Company expects its cash position to begin to increase assuming continued collection of its receivables due from its present charity. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

Accounts receivables totaled $192,249 at March 31, 1997. The Company collects most of its receivables from its participating charities within one to four weeks from the time earned. The accrued rent will be collected, when earned, during two major months within the year.

Current liabilities totaled $531,506 at the end of the quarter, but less than 10% of this total represented trade payables due within the next quarter. Accounts payable and accrued liabilities totaled $311,023, but $210,000 of such represents accrued wages payable to a principal shareholder who does not intend to demand payments until the Company has sufficient working capital to allow such payment without hardship to the Company. Such accrued wages are increasing at $30,000 per quarter in accordance with the compensation agreement with this shareholder. Also included in accounts payable and accrued liabilities are amounts owed to attorneys, accruals for franchise and property taxes, and other amounts whose payment will not be necessary until after adequate cash flow is generated from the large game anticipated in May.

Total liabilities have increased from $724,876 at December 31, 1996, to $770,134 at March 31, 1997. The majority of the increase is due to items discussed above. Thirty-eight percent (38%) of total liabilities are comprised of a long-term note payable on which the Company is currently making payments. The Company has no other long-term debt.

Net cash provided by operations totaled $7,951 for the first quarter of 1997, as opposed to a net use of cash of $9,003 for the first quarter of 1996. This change is principally due to improved collections on rents receivable, and increases in accrued expenses. Management anticipates a large increase in cash provided by operations in the second quarter of 1997 due to the large bingo game to be held in May.

In the first quarter of 1996, the Company made purchases of property and equipment of $25,538. It obtained loans from affiliates of $39,100 to fund these purchases. In the first quarter of 1997, purchases of property and equipment were only $7,134 , which was funded through cash reserves and cash provided by operations.

The Company had total assets of over $7.3 million and total liabilities of $770 thousand at the end of the first quarter, with shareholder equity of $6.5 million. The Company believes that its current capital resources, together with expected positive operational cash flows and receivable collections, will support operational requirements for the next year.

PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.


ITEM 2. CHANGES IN SECURITIES

In July, 1996, 5,000 shares of preferred stock with a par value of $25,000 were to be issued to cover $20,000 in closing costs relating to the mortgage note receivable. The Company inadvertently issued 25,000 shares rather than 5,000 shares, and both parties agreed that the related certificate would be returned and reissued. In the first quarter of 1997, the certificate was returned, and a new certificate for 5,000 shares was issued.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

CHANGE IN MANAGEMENT. In March 1997, Ms. Kathy Hunt resigned as a officer and director.

EXHIBITS AND REPORTS ON FORM 8-K


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings
                    27         Financial data schedule
         (B)      REPORTS ON FORM 8-K:
                    None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SBI Communications, Inc.

Date:  May 14, 1997            By: /s/Ronald Foster
                                  -------------------------------------
                                  Ronald Foster Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)




Date:  May 14, 1997                /s/ Dennis H. Whitten
                                   -------------------------------------
                                   Dennis H. Whitten, Controller
                                   (Principal Financial and Accounting
                                   Officer)