Form 10QSB
period 1997-06-30
SBI COMMUNICATIONS INC
filed 1997-08-15
CIK 1013453

Securities and Exchange Commission
                    Washington, D.C., 20549

                          FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

           For the fiscal quarter ended June 30, 1997

Commission file Number 0-28416
                               or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                     SBI Communications, Inc.
                     ------------------------
     (Name of small business issuer specified in its charter)

                             Delaware
                 (State or other jurisdiction of
                  incorporation or organization)

                           58-1700840
                           ----------
                        (I.R.S. Employer
                      Identification Number)

 Post Office Box 597 - 458 Highway 278 By Pass - Piedmont, Alabama 36272
 -----------------------------------------------------------------------
      (Address of Principal executive offices) (Zip code)
                         (205) 447-8797
                   Issuer's telephone number

Securities registered pursuant
to 12(b) of the Act:                    None

Securities to be registered pursuant
to Section 12(g) of the Act:            Common Stock and Preferred Stock

        Common Stock $0.001 Par Value - Preferred Stock $5.00 Par Value
        ---------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


As of August 11, 1997 the Registrant had 5,345,430 shares of its $0.001 par value Common Stock Outstanding.

Table Of Contents
                    SBI COMMUNICATIONS, INC.
                           FORM 10-QSB
                             INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION
  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1996 and
                        and June 30, 1997
                      Consolidated Statements of Operations     4
                        for the six months ended
                        June 30, 1996 and 1997
                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the six
                        months ended June 30, 1997
                      Consolidated Statements of Cash Flows     5
                        for the six months ended June 30,
                        1996 and 1997
                      Notes to Consolidated Financial State-    6
                        ments
  Item 2.             Management's Discussion and Analysis      7
                        of Financial Condition and Results
                        of Operations Condition

  Part II.            OTHER INFORMATION
  Item 1.             Legal Proceedings                        10
  Item 2.             Changes in Securities                    10
  Item 3.             Defaults Upon Senior Securities          10
  Item 4.             Submission of Matters to a Vote          10
                        of Security  Holders
  Item 5.             Other Information                        10
  Item 6.             Exhibits and Reports on Form 8-K         10
                      Signatures                               11

PART I. FINANCIAL INFORMATION
Financial Statements

               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                                                         June 31,      Dec. 31,
                                                           1997          1996
                                ASSETS
Current assets:
     Cash                                              $   16,827   $   42,327
    Accounts receivable, net of allowance for doubtful
     accounts of $-0-                                      30,445      120,306
    Notes receivable from affiliates                        3,600        3,600
    Inventories                                            94,213       24,391
    Prepaid expenses                                       12,172         -
                                                          157,257      190,624
Property and equipment, net of accumulated
    depreciation                                        6,921,856    7,026,112
Other assets:
    Accounts receivable - long-term, net of allowance for
    doubtful accounts of $550,000 at December 31, 1996        -        100,000
    Deferred loan costs                                    39,891       56,200
    Deposits                                               68,088       68,088
                                                       $7,187,092   $7,441,024
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable to trust managed by a shareholder     $  200,000   $  200,000
    Mortgage note payable-current portion                   6,350        5,873
    Accrued wages due to principal
      shareholder (Note 2)                                240,000      180,000
    Advances due to principal shareholder                  48,955       14,901
    Account payable and accrued expenses                  150,099       83,873
                                                          645,404      484,647
Mortgage payable, long-term portion                       236,425      240,229
Total liabilities                                         881,829      724,876
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000 shares
    authorized; 1,673,000 and 1,693,000 shares issued  and
    outstanding at June 30, 1997 and December 31, 1996,
    respectively                                        8,365,000    8,465,000
    Common stock, par value $.001; 40,000,000
    shares authorized; 5,345,439 shares issued and
    outstanding at June 30, 1997 and
    December 31, 1996                                       5,345        5,345
    Paid in capital                                     3,567,343    3,467,343
    Accumulated deficit                               ( 5,632,425)  (5,221,540)
                                                        6,305,263    6,716,148
                                                       $7,187,092   $7,441,024

See accountants' compilation report and accompanying notes to consolidated financial statement

               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                          STATEMENTS OF LOSS

                                        Three Months Ended June 30,            Six Months Ended June 30,
                                          1997                1996               1997                1996
Revenues:
 Bingo hall rent                      $ 121,171           $  75,000           $ 196,171           $ 200,000
 Kitchen and gift shop revenues          43,704               -                  75,892               -
 Other income                                 7                 249                 360                 274
                                        164,882              75,249             272,423             200,274
Expenses:
 Cost of sales - kitchen and
 gift shop                               67,550              -                   99,417               -
 Administrative salaries and
 related expenses                        46,299              46,860              79,864              76,860
 Facility costs                          15,088               5,413              29,415              18,990
 Other general and administrative       200,169              94,145             282,151             161,574
 Production costs                           478               8,198               2,483               8,198
 Depreciation and amortization           72,833             135,210             143,874             273,974
 Interest and finance expenses           23,278              20,036              46,104              26,911
                                        425,695             309,862             683,308             566,507

Net loss                             ($ 260,813)         ($ 234,613)         ($ 410,885)         ($ 366,233)

Net loss per share                   ($    0.05)         ($    0.04)         ($    0.08)         ($    0.07)


See accountants' compilation report and accompanying notes to consolidated financial statement

               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30,


                                                           1997         1996
Cash flows from operating activities:
    Net (loss)                                         ($ 410,885)  ($ 366,233)
    Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Depreciation and amortization                         143,874      273,974
    Amortization of deferred loan costs                    16,309        4,426
    Charge offs of long-term receivables                    8,178         -
    Change in accounts receivable, trade                   89,861   (   86,421)
    Change in inventories                                    -          30,000
    Change in prepaid expenses                         (   12,172)        -
    Change in accounts payable and accrued expenses       126,226       34,598
    Cash (used) by operating activities                (   38,609)  (  109,656)
Cash flows from investing activities:
    Cash held in escrow                                      -      (  120,000)
    Purchase of property and equipment                 (   17,618)  (   31,052)
    Cash (used) by investing activities                (   17,618)  (  151,052)
Cash flows from financing activities:
    Proceeds from notes payable                              -         250,000
    Loans from shareholders/affiliates                     34,054       20,321
    Repayments of affiliated loans                           -            -
    Mortgage loan and other note repayments            (    3,327)  (    1,255)
    Cash flows provided by financing activities            30,727      269,066
Net increase (decrease) in cash                        (   25,500)       8,358
Cash at beginning of period                                42,327       11,589
Cash at end of period                                   $  16,827    $  19,947
Supplemental information:
    Income taxes paid                                   $    -       $    -
    Interest paid                                       $  32,102    $  23,264
Significant non-cash transactions:
    In June,  1997,  $69,822 of inventory and $22,000 of furniture were acquired through offsets against  long-term  accounts  receivable.  During 1996, loan costs of $20,000 were paid through issuance of preferred stock.

See accountants' compilation report and accompanying notes to consolidated financial statement

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

Note 1 - Selected disclosures
    The accompanying unaudited consolidated financial statements, which are for interim periods, do not included all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Form 10-KSB for the year ended December 31, 1996 of SBI Communications, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.
    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    The Company manages for a charity a bingo hall in Piedmont, Alabama. Rents charged to charity are unsecured, and generally are paid only as revenues from the bingo games produce sufficient profit to allow the charity to make payments. Effective February 1, 1996, the current lease requires minimum rent of $25,000 per month, with additional contingent rent of $50,000 per month depending upon the success of the bingo games. Management records contingent rent revenue only as it is collected.
    Certain amounts in the 1996 interim financial statements have been reclassified to conform with the classifications used in the 1997 interim financial statements.
Note 2 - Related party transactions
    The Company accrued salaries payable to the Company's principal shareholder totaling $60,000 for each of the six month periods ended June 30, 1997 and 1996, respectively. This shareholder has also advanced funds to the Company as needed for working capital purposes. All amounts owed to the shareholder are payable on demand.
Note 3 - Net loss per share
    The Company's net loss per share was calculated using 5,345,439 weighted average shares outstanding for each of the quarters ended and six month periods ended June 30, 1997 and 1996, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.
Note 4 - Preferred stock activity
    In 1996, 5,000 shares of preferred stock with a par value of $25,000 were to be issued to cover $20,000 in closing costs relating to the mortgage note receivable. The Company inadvertently issued 25,000 shares rather than 5,000 shares, and both parties agreed that the related certificate would be returned and reissued. In that the certificate had not been returned as of December 31, 1996, the full 25,000 shares were treated as outstanding at that time, with a related reduction in paid in capital. In the first quarter of 1997, the certificate was returned, and a new certificate for 5,000 shares was issued. The stockholders' equity section of the balance sheet as of June 30, 1997, has been adjusted to reflect the reduced number of preferred shares outstanding, with a corresponding adjustment to paid in capital.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
SBI Communications, Inc. (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI
Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31, 1997, the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. Management anticipates executing the plan during 1997.
In the past several years, while the company was in its development stage, a great deal of time and resources were spent getting the company prepared to grow exponentially. In the past year the Company has achieved a registering its securities pursuant to Section 12(g) of the act; and has aspirations of becoming NASDAQ listed. The Company currently meets all requirements to become NASDAQ listed except for the fact that the it's stock is currently trading below the required price. With this in mind, the company has entered into negotiations with a public relations firm based in Florida to expose the company and its shares to the financial community. The Company intends to inform the public of the plans to develop, with the assistance of MCI, the Globalot Bingo website. The company currently has two website addresses, http://www.sbicommunications.com and http://www.bingobingo.com, and they are currently under development to allow bingo players from around the world to participate in bingo games 24 hours a day, with a chance to win $1,000,000.
The company expects the websites to be fully operational by the end of 1997, at which point the company has laid out an intensive marketing plan to promote the website as well as the other aspects of the Company. The Company also announced on July 16 that it has joined with Carlsbad, CA based United Transactive Systems, Inc., in a newly formed enterprise, National Gaming Network, J.V. to develop interactive, multimedia sporting and gaming networks and services for the broadcast, cable, and on-line markets in all regions where legally permissible. The venture is currently working to link a satellite bingo game across Native American Indian reservations across the country. The company has also entered into negotiations with U.S. Win, Inc., the HBPA, and military bases to bring simulcast parimutuel racing to military bases in the U.S. and abroad. Management is very excited about the high potential of all these opportunities to produce significant revenues immediately. The Company plans to keep the public informed of each step of this expansion process, as well as the continued improvement of the current operations. This promotion as well as significantly increased revenues should result in the planned growth of the Company, however there can be no assurances of the foregoing.

Currently, the Company's only operations are the leasing of a bingo hall located in Piedmont, Alabama. Under local ordinances, the hall must be leased to a charity in order to conduct and operate bingo games, which is currently the local Jaycees. The Company believes that the $3.5 billion U. S. bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has only one bingo center located in Piedmont, Alabama. The Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States.
RESULTS OF OPERATION
SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.
The Company generated revenues of $164,882 during its second quarter of 1997 ended June 30, 1997, as compared to $75,249 in the comparable period of the prior fiscal year, which represents an increase of approximately 119% increase. This increase was due to the combination of the successful fourth quarter last year which significantly lowered the receivables due the company, and the addition of a second Super game in May that generated revenues to completely wipe off the receivables due the company by the Jaycees from last year as well as make a $46,171 payment toward the contingent rent for this year. The revenue stream also benefitted from the money generated by the kitchen and gift shop that was not open during the second quarter of last year. The Company expects quarterly revenues to continue to increase upon the successful operation of the Company's Web site and broadcasting of it's interactive programming.
Direct operating costs of the Company's bingo center totaled $425,695 during the second quarter of 1997 versus $309,862 in the comparable 1996 quarter, which represents a 37.38% increase. The main reason for the increase is that the operation of the kitchen and gift shop, which was not in operation in the second quarter last year, has increased the general operating costs as well as the expenditures on cost of goods sold. The Company's general and administrative expenses also increased tremendously. This can be attributed to increased professional fees due to reporting requirements as well as increased travel in recent months working to get previously mentioned expansion opportunities in hand and underway. Further analysis of the direct operating costs showed that approximately 17% of the current period's costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of legal, wages and management fee costs.
General & Administrative (G&A) expenses totaled $200,169 during the second quarter of 1997 as compared to $94,145 in the year ago period, an increase of approximately 112.6%. This expense increase of $106,023 was mainly due to many things as previously mentioned. The main new expense was the additional professional fees to assist in preparation of reports to be filed and in training of current employees of new requirements. The company's travel expense has also increased by about $15,000 - $20,000 due to increased travel to work on expansion process.
The Company did not record any tax expense during the current quarter or comparable year-ago period due to losses incurred. The Company's tax loss carryforward balance at the end of fiscal 1996 was in excess of $5 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.
Net loss for the second fiscal quarter of 1997 was $260,813, which equated to loss per share of ($.05). Net loss for the comparable quarter of 1996 was

$234,613 which equated to loss per share of ($0.04). The increased loss of approximately 11% was due to the failure of an attempted restaurant which operated for approximately two months during the second quarter. The restaurant was to be open for breakfast and lunch during the week, when the bingo hall was not in operation. Management determined that the local economy couldn't support a restaurant and discontinued the weekday breakfasts and lunches. The Company still maintains the kitchen and gift shop during bingo games and continues to make a significant profit during those hours. The company also had significant increases in its general and administrative costs which outweighed the increases in revenues.
All of the Company's revenue comes from operation of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Company's statement of income (rounded to the nearest whole dollar).
                                             Amount of Total Revenue
 Six Months Ended June 30,                      1997          1996
     Revenues:
      Bingo hall rent/administrative fees      196,171       200,000
      Kitchen and gift shop revenues            75,892          -
      Other Income                                 360           274
      Total Revenue                           $272,423      $200,274

In 1995, the Company charged a flat $75,000 per month in rent, plus management fees as deemed appropriate. In February, 1996, the lease with the current charity was amended to reflect a minimum payment of $25,000 per month, with adjustments up to $75,000 per month if the charity generates sufficient annual cash flow to afford to pay the increased rent. Although the charity generated cash flow that would allow greater rent, management allow such excess to be applied toward unpaid rents and did not increase the rent charge for 1996. Management collected scheduled rent payments of $150,000 and contingent rent of 46,171 for a total of $196,171 from the Jaycees for six months ended June 30, 1997. Management is assisting the Jaycees in promoting one more super game in fiscal 1997 (November). Management anticipates that this second large game could produce $300,000 - $400,000 in rental income. If this proves true the Company will generate between $700,000 and $900,000 in annual rental income on this facility. Management believes that due to competition and geographic factors, two large games per year will likely be the limit for large games for this facility.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1997, the Company had cash and cash equivalents of $16,827, a decrease of $25,500 from the end of fiscal 1996. The decrease was mainly due to the Company investment in over $60,000 in its restaurant and doesn't foresee substantial further investments required there. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet strong customer demands.
The Company expects its cash position to begin to increase assuming continued collection of its amounts due from its present charity. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes. Accounts receivables totaled $30,445 at June 30, 1997. This was down from $120,306 at year end 1996. The Company collects most of its receivables from its participating charities within one to four weeks from the time earned. The contingent rent will be collected, when earned, during two major months within the year. The Company also settled its $100,000 long term accounts receivable account by accepting tables, chairs and bingo paper in lieu of cash.
Current liabilities totaled $645,404 at the end of the quarter, but less than

10% of this total represented trade payables. Approximately 27% of total liabilities are comprised of a long-term note payable on which the Company is currently making payments. The Company has no other long-term debt. The Company had total assets of over $7.2 million and total liabilities of $881 thousand at the end of the second quarter, with shareholder equity of $6.3 million. The Company believes that its current capital resources, together with expected positive operational cash flows, will support operational requirements for the next year.
PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is not involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES
In July, 1996, 5,000 shares of preferred stock with a par value of $25,000 were to be issued to cover $20,000 in closing costs relating to the mortgage note receivable. The Company inadvertently issued 25,000 shares rather than 5,000 shares, and both parties agreed that the related certificate would be returned and reissued. In the first quarter of 1997, the certificate was returned, and a new certificate for 5,000 shares was issued in second quarter of 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
CHANGE IN MANAGEMENT. In April 1997, Mr. Michael McGlothlin resigned as a officer and director.


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

                              SBI Communications, Inc.
Date: August 11, 1997            By: /s/Ronald Foster
                                  -------------------------------------
                                  Ronald Foster Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)


Date: August 11, 1997             By: /s/ Thomas Barrett
                                   -------------------------------------
                                   Thomas Barrett, Controller
                                   (Principal Financial and Accounting
                                   Officer)