Form 10QSB
period 1997-09-30
SBI COMMUNICATIONS INC
filed 1997-11-14
CIK 1013453

                       Securities and Exchange Commission
                             Washington, D.C., 20549


                                   FORM 10-QSB


(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934


                 For the fiscal quarter ended September 30, 1997


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



                                   58-1700840
                                (I.R.S. Employer
                             Identification Number)
     Post Office Box 597 - 458 Highway 278 By Pass - Piedmont, Alabama 36272
               (Address of Principal executive offices) (Zip code)
                                 (205) 447-8797
                            Issuer's telephone number


Securities registered pursuant to 12(b) of the Act:                         None
Securities to be registered pursuant to Section 12(g)
                            of the Act:         Common Stock and Preferred Stock


         Common Stock $0.001 Par Value - Preferred Stock $5.00 Par Value
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


As of November 11, 1997 the Registrant had 5,345,430 shares of its $0.001 par value Common Stock Outstanding.

                                Table Of Contents
                                -----------------


                            SBI COMMUNICATIONS, INC.
                                   FORM 10-QSB
                                      INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION
  -------             ---------------------


  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1996 and
                        and September 30, 1997


                      Consolidated Statements of Operations     4
                        for the nine months ended
                        September 30, 1996 and 1997


                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the nine
                        months ended September 30, 1997


                      Consolidated Statements of Cash Flows     5
                        for the nine months ended September 30,
                        1996 and 1997


                      Notes to Consolidated Financial State-    6
                        meats


  Item 2.             Management's Discussion and Analysis      7
                        of Financial Condition and Results
                        of Operations Condition



  Part II.            OTHER INFORMATION
  --------            -----------------


  Item 1.             Legal Proceedings                        11


  Item 2.             Changes in Securities                    11


  Item 3.             Defaults Upon Senior Securities          11


  Item 4.             Submission of Matters to a Vote          11
                        of Security  Holders


  Item 5.             Other Information                        11


  Item 6.             Exhibits and Reports on Form 8-K         11


                      Signatures                               12

PART I. FINANCIAL INFORMATION
Financial Statements


                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                                          Sept. 30,        Dec. 31,
                                                                                             1997            1996
                                     ASSETS
                                     ------
Current assets:
    Cash                                                                                 $    6,772      $   42,327
    Accounts receivable, net of allowance for doubtful
         accounts of $-0-                                                                    73,656         120,306
    Notes receivable from affiliates                                                          3,600           3,600
    Inventories                                                                              88,101          24,391
    Prepaid expenses                                                                          8,880            -
                                                                                      -------------      ----------
                                                                                            181,009         190,624
Property and equipment, net of accumulated
    depreciation                                                                          6,851,013       7,026,112


Other assets:
    Accounts receivable - long-term, net of allowance for
        doubtful accounts of $-0- at December 31, 1996                                        -             100,000
    Deferred loan costs                                                                      29,128          56,200
    Deposits                                                                                 68,088          68,088
                                                                                       ------------   -------------
                                                                                         $7,129,238      $7,441,024

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------


Current liabilities:
    Note payable to trust managed by a shareholder                                      $   150,000     $   200,000
    Mortgage note payable-current portion                                                   241,265           5,873
    Equipment loan - current portion (Note 3)                                                14,063             -
    Accrued wages due to principal shareholder (Note 2)                                     270,000         180,000
    Advances due to principal shareholder                                                    51,705          14,901
    Payable to banks                                                                         63,788             -
    Account payable and accrued expenses                                                    151,676          83,873
                                                                                      -------------     -----------
                                                                                                            942,497   484,647
Mortgage note payable, long-term portion                                                        -           240,229
Equipment loan, long-term portion (Note 3)                                                   78,600             -
                                                                                     -------------- -------------
Total liabilities                                                                         1,021,097         724,876
                                                                                       ------------      ----------



Stockholders' equity:
    Preferred stock, par value $5.00;  10,000,000 shares  authorized;  1,673,000 and 1,693,000 shares issued and outstanding at
         September 30, 1997 and December 31, 1996, respectively                           8,365,000       8,465,000
    Common stock, par value $.001; 40,000,000 shares authorized;
        5,345,439 shares issued and outstanding at September 30, 1997
        and December 31, 1996                                                                 5,345           5,345
    Paid in capital                                                                       3,567,343       3,467,343
    Accumulated deficit                                                               (   5,829,547)    ( 5,221,540)
                                                                                       ------------      ----------
                                                                                          6,108,141       6,716,148
                                                                                       ------------      ----------
                                                                                        $ 7,129,238     $ 7,441,024
                                                                                        ===========     ===========



                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                               STATEMENTS OF LOSS
                               ------------------


                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                            1997              1996               1997              1996
                                                            ----              ----               ----              ----
Revenues:
    Bingo hall rent                                    $    75,000        $   77,000        $ 271,171         $ 277,000
    Kitchen, gift shop, and other  revenues                 14,404            12,754           90,296            12,754
    Other income                                             2,000               343            2,360               617
                                                     -------------     -------------    -------------     -------------
                                                            91,404            90,097          363,827           290,371
                                                      ------------       -----------       ----------        ----------
Expenses:
    Cost of sales - kitchen and gift shop                   33,522            11,105          132,939            11,105
    Administrative salaries and related expenses            37,136            38,152          117,000           115,012
    Facility costs                                          30,036             8,650           59,451            27,640
    Other general and administrative                        76,001           241,037          358,152           402,611
    Production costs                                           -               1,813            2,483            10,011
    Depreciation and amortization                           85,859           137,107          229,733           411,081
    Interest and finance expenses                           25,972            27,717           72,076            54,628
                                                       -----------      ------------    -------------      ------------
                                                           288,526           465,581          971,834         1,032,088
                                                        ----------        ----------      -----------        ----------


Net loss                                                ($ 197,122)       ($ 375,484)      ($ 608,007)       ($ 741,717)
                                                         =========         =========        =========         =========



Net loss per share (Note 4)                          ($       0.04)     ($      0.07)   ($       0.11)    ($       0.14)
                                                      ============       ===========     ============      ============



                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                     ---------------------------------------


                                                                                             1997            1996
                                                                                             ----            ----
Cash flows from operating activities:
    Net (loss)                                                                           ($ 608,007)     ($ 741,717)
    Adjustments to reconcile net loss to cash
        provided (used) by operating activities:
           Depreciation and amortization                                                    229,733         411,081
           Amortization of deferred loan costs                                               27,072          16,576
           Charge offs of long-term receivables                                               8,178           -
           Change in accounts receivable, trade                                              46,650          28,626
           Change in inventories                                                              6,112          60,688
           Change in prepaid expenses                                                (        8,880)          -
           Change in accounts payable and accrued expenses                                  221,591          77,230
                                                                                        -----------      ----------
               Cash (used) by operating activities                                    (      75,551)     (  147,516)
                                                                                       ------------       ---------


Cash flows from investing activities:
    Purchase of property and equipment                                                 (     32,634)     (   38,064)
                                                                                        -----------       ---------
               Cash (used) by investing activities                                     (     32,634)      (  38,064)
                                                                                        -----------        --------


Cash flows from financing activities:
    Proceeds from notes payable                                                              92,663         250,000
    Deferred loan costs paid                                                                  -         (    61,000)
    Loans from shareholders/affiliates                                                       36,804          20,321
    Repayments of affiliated loans                                                            -          (   19,724)
    Mortgage loan and other note repayments                                           (      54,837)    (     2,553)
                                                                                       ------------      ----------
               Cash flows provided by financing activities                                   74,630         187,044
                                                                                       ------------        --------


Net increase (decrease) in cash                                                        (     35,555)          1,464
Cash at beginning of period                                                                  42,327          11,589
                                                                                         ----------      ----------
Cash at end of period                                                                    $    6,772        $ 13,053
                                                                                         ==========        ========


Supplemental information:
    Income taxes paid                                                                 $      -        $      -
                                                                                      =============   ========
    Interest paid                                                                         $  32,102        $ 38,831
                                                                                          =========        ========


Significant non-cash transactions:


    In 1997, $69,822 of inventory and $22,000 of furniture were acquired through offsets against long-term accounts receivable. During 1996, loan costs of $20,000 were paid through issuance of preferred stock.





                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                    ----------------------------------------


Note 1 - Selected disclosures
-----------------------------


    The accompanying unaudited consolidated financial statements, which are for interim periods, do not included all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Form 10-KB for the year ended December 31, 1996 of SBI Communications, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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


Note 2 - Related party transactions
-----------------------------------


    The Company accrued salaries payable to the Company's principal shareholder totaling $90,000 for each of the nine month periods ended September 30, 1997 and 1996, respectively.

This shareholder has also advanced funds to the Company as needed for working capital purposes. All amounts owed to the shareholder are payable on demand.


Note 3 - Equipment note payable
-------------------------------


    In September, 1997, the Company obtained financing on certain existing furniture and fixtures totaling approximately $100,000 payable over the a period of approximately three years with interest imputed at a rate of approximately ten percent (10%).


Note 4 - Net loss per share
---------------------------


    The Company's net loss per share was calculated using 5,345,439 weighted average shares outstanding for each of the quarters ended and nine month periods ended September 30, 1997 and 1996, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.


Note 5 - Preferred stock activity
---------------------------------


    In 1996, 5,000 shares of preferred stock with a par value of $25,000 were to be issued to cover $20,000 in closing costs relating to the mortgage note receivable. The Company inadvertently issued 25,000 shares rather than 5,000 shares, and both parties agreed that the related certificate would be returned and reissued. In that the certificate had not been returned as of December 31, 1996, the full 25,000 shares were treated as outstanding at that time, with a related reduction in paid in capital. In the first quarter of 1997, the certificate was returned, and a new certificate for 5,000 shares was issued. The stockholders' equity section of the balance sheet as of September 30, 1997, has been adjusted to reflect the reduced number of preferred shares outstanding, with a corresponding adjustment to paid in capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------


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


In the past several years, while the company was in its development stage, a great deal of time and resources were spent getting the company prepared to grow exponentially. In the past year the Company has achieved registering its securities pursuant to Section 12(g) of the act; and has aspirations of becoming NASDAQ listed. The Company currently meets all requirements to become NASDAQ listed except for the fact that the it's stock is currently trading below the required price. With this in mind, the company has entered into agreement with Montgomery Zukerman Davis, Inc. (MZD) a public relations firm based in Indianapolis, Indiana to expose the company and its shares nationally to the financial community. The Company has developed , with the assistance of MCI, the Globalot Bingo website. The company currently has two website addresses, http://www.sbicommunications.com and http://www.globalot.com, and they are currently under development to allow bingo players from around the world to participate in bingo games 24 hours a day, with a chance to win $1,000,000. The company expects the websites to be fully operational by the end of 1997, at which point the company has laid out an intensive marketing plan to promote the website as well as the other aspects of the Company. The Company also announced on July 16 that it has joined with Carlsbad, CA based United Transactive Systems, Inc., in a newly formed enterprise, National Gaming Network, J.V. to develop interactive, multimedia sporting and gaming networks and services for the broadcast, cable, and on-line markets in all regions where legally permissible. The venture is currently working to link a satellite bingo game across Native American Indian reservations across the country. The company has also entered into negotiations with U.S. Win, Inc., the HBPA, and military bases to bring simulcast parimutuel racing to military bases in the U.S. and abroad. Management is very excited about the high potential of all these opportunities to produce significant revenues immediately. The Company plans to keep the public informed of each step of this expansion process, as well as the continued improvement of the current operations. This promotion as well as significantly increased revenues should result in the planned growth of the Company, however there can be no assurances of the foregoing.


Currently, the Company's only operations are the leasing of a bingo hall located in Piedmont, Alabama and a website which contain a shopping store. Under local ordinances, the hall must be leased to a charity in order to conduct and operate bingo games, which is currently the local Jaycees. The Company believes that the $4.5 to $5 billion U. S. bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has only one bingo center located in Piedmont, Alabama. The Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States.


RESULTS OF OPERATION
--------------------
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS
------------------------------------------------------------
ENDED SEPTEMBER 30, 1996.
-------------------------

The Company generated revenues of $91,404 during its third quarter of 1997 ended September 30, 1997, as compared to $90,097 in the comparable period of the prior fiscal year, which represents an increase of approximately 1% increase. The revenue stream also benefitted from the money generated by the kitchen and gift shop that was not open during the second quarter of last year. The Company expects quarterly revenues to continue to increase upon the successful operation of the Company's Web site and broadcasting of it's interactive programming.


Direct operating costs of the Company's bingo center totaled $288,526 during the third quarter of 1997 versus $465,581 in the comparable 1996 quarter, which represents a 62% decrease. The Company's general and administrative expenses also decreased. Further analysis of the direct operating costs showed that approximately 36% of the current period's costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of legal, wages and management fee costs.


General & Administrative (G&A) expenses totaled $76,001 during the third quarter of 1997 as compared to $241,037 in the year ago period, an decrease of approximately 70%. This expense decrease of $165,036 was due to no startup and professional fees. The company's travel expense has also decreased by about $5,000 - $7,000.


The Company did not record any tax expense during the current quarter or comparable year-ago period due to losses incurred. The Company's tax loss carryforward balance at the end of fiscal 1996 was in excess of $5 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.


Net loss for the third fiscal quarter of 1997 was $197.122, which equated to loss per share of ($.04) Net loss for the comparable quarter of 1996 was $375,484 which equated to loss per share of ($0.07). The decreased loss of approximately .03 per share was due to closing the restaurant. Management determined that the local economy couldn't support a restaurant and discontinued the weekday breakfasts and lunches. The Company still maintains the kitchen and gift shop during bingo games and continues to make a significant profit during those hours. The company also had significant increases in its general and administrative costs which outweighed the increases in revenues.


All of the Company's revenue comes from operation of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Company's statement of income (rounded to the nearest whole dollar).


                                                       Amount of Total Revenue
Nine Months Ended September 30,                         1997             1996
                                                      ------             ----
      Revenues:
          Bingo hall rent/administrative fees          271,171         277,000
          Kitchen and gift shop revenues                90,296          12,754
          Other Income                                   2,360             617
                                                     ---------           -----
               Total Revenue                          $363,827        $290,371
                                                      ========        ========


In 1995, the Company charged a flat $75,000 per month in rent, plus management fees as deemed appropriate. In February, 1996, the lease with the current charity was amended to reflect a minimum payment of $25,000 per month, with adjustments up to $75,000 per month if the charity generates sufficient annual cash flow to afford to pay the increased rent. Although the charity generated cash flow that would allow greater rent, management allowed such excess to be applied toward unpaid rents and did not increase the rent charge for 1996.


Management collected scheduled rent payments of $225,000 and contingent rent of 46,171 for a total of $271,171 from the Jaycees for nine months ended September 30, 1997. Management is assisting the Jaycees in promoting one more super game in fiscal 1997 (November). Management anticipates that this second large game could produce $300,000 - $400,000 in rental income. If this proves true the Company will generate between $700,000 and $900,000 in annual rental income on this facility. Management believes that due to competition and geographic factors, two large games per year will likely be the limit for large games for this facility.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


At September 30, 1997, the Company had cash and cash equivalents of $6,772, a decrease of $35,555 from the end of fiscal 1996. The decrease was mainly due to the Company investment in over $60,000 in its restaurant and doesn't foresee substantial further investments required there. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet strong customer demands.


The Company expects its cash position to begin to increase assuming continued collection of its amounts due from its present charity. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.


Accounts receivables totaled $73,656 at September 30, 1997. This was down from $120,306 at year end 1996. The Company collects most of its receivables from its participating charities within one to four weeks from the time earned. The contingent rent will be collected, when earned, during two major months within the year. The Company also settled its $100,000 long term accounts receivable account by accepting tables, chairs and bingo paper in lieu of cash.


Current liabilities totaled $942,497 at the end of the quarter, but less than 10% of this total represented trade payables. Approximately 25% of total liabilities are comprised of a long-term note payable on which the Company is currently making payments. The Company has no other long-term debt. The Company had total assets of over $7.1 million and total liabilities of $1,021,097 at the end of the third quarter, with shareholder equity of $6.1 million. The Company believes that its current capital resources, together with expected positive operational cash flows, will support operational requirements for the next year.

PART II--OTHER INFORMATION
--------------------------


ITEM 1. LEGAL PROCEEDINGS
-------------------------


The Company is not involved in any legal proceedings.


ITEM 2. CHANGES IN SECURITIES
-----------------------------


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



ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------


Not applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------


Not applicable.



ITEM 5. OTHER INFORMATION
-------------------------


CHANGE IN MANAGEMENT. In April 1997, Mr. Michael McGlothlin resigned as a officer and director.


EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings
                    27         Financial data schedule
         (B)      REPORTS ON FORM 8-K:
                    None

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SBI Communications, Inc.


Date: November 11, 1997           By: /s/Ronald Foster
                                  -------------------------------------
                                  Ronald Foster Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)




Date: November 11, 1997            By: /s/ Thomas Barrett
                                   -------------------------------------
                                   Thomas Barrett, Controller
                                   (Principal Financial and Accounting
                                   Officer)