Form 10KSB40
period 1997-12-31
SBI COMMUNICATIONS INC
filed 1998-05-04
CIK 1013453

Securities and Exchange Commission
                             Washington, D.C., 20549

                                   FORM 10-KSB
                 Annual Report Pursuant To Sections 13 Or 15 (D)
                     Of The Securities Exchange Act Of 1934
                   For the Fiscal Year Ended December 31, 1997
  Filed Pursuant To Sections 13 Or 15(D) Of The Securities Exchange Act of 1934

             Securities and Exchange Commission File Number O-28416

================================================================================

                            SBI Communications, Inc.
            (Name of small business issuer specified in its charter)

================================================================================

                     Delaware                                 58-1700840
         (State or other jurisdiction of         (I.R.S. Employer Identification
          incorporation or organization)                       Number)
               Post Office Box 729
               103 Firetower Road                         (912) 759-0701
               Leesburg, GA 31763                    Issuer's telephone number
(Address of Principal executive offices) (Zip code)
================================================================================

        Securities registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:
        Common Stock, Par value $0.001 - Preferred Stock, Par Value $5.00
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.   YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   YES [X]  NO [ ]

Registrant's revenues for its most current fiscal year:                                      $544,662.00
                                                                                             -----------
Aggregate market value of the voting stock held by non-affiliates as of April 30, 1998:    $1,336,360.00
                                                                                           -------------
Number of common shares outstanding as of latest practical date at $.001 par value:            5,345,430
                                                                                               ---------

Documents Incorporated By Reference:  None
Location of Exhibit Index: The index of exhibits  is contained in part IV herein on page number 49.

Transitional Small Business Disclosure Format:     Yes [ ]      No [X]
================================================================================
                                                   Dated April 30, 1998

--------------------------------------------------------------------------------
                                Table of Contents
                                -----------------
Item         Page
Number       Number   Item Caption
------       ------   ------------

Part I
------

Item 1.      3        Description of Business
Item 2.      15       Description of Properties
Item 3.      16       Legal Proceedings.
Item 4.      16       Submission of Matters to a Vote of Security Holders

Part II
-------

Item 5.      16       Market Price of and Dividends on the Registrant's Common
                      Equity and other Shareholder Matters
Item 6.      22       Management's Discussion and Analysis or Plan of Operation
                      Executive Compensation
Item 7.      25       Financial Statements and Summary Financial Data
Item 8.      33       Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

Part III
--------

Item 9.      34       Directors, Executive Officers, Promoters and Control
                      Persons
Item 10.     42       Executive Compensation
Item 11.     44       Security Ownership of Certain Beneficial Owners and
                      Management
Item 12.     45       Certain Relationships and Related Transactions

Part IV
-------

Item 13.     45       Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K

Signatures   49
----------

        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 2

                                     Part I
                                     ------
Item I.   Description of Business
-------   -----------------------
General
-------

SBI Communications, Inc., a publicly held Delaware corporation (the "Registrant"), was originally organized in the State of Utah on September 23, 1983, under the corporate name Alpine Survival Products, Inc. Its name was changed to Justin Land and Development, Inc., during October of 1984, and to Supermin, Inc., on November 20, 1985.

The Registrant was originally formed to engage in the acquisition of any speculative investment or business opportunity without restriction as to type or classification. On September 29, 1986, Supermin, Inc., concluded a reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1954, as amended, pursuant to which it exchanged 200,000 shares of its common stock, $.001 par value (all shares numbers used in this registration statement are, unless otherwise stated, adjusted to reflect a one for 20 reverse stock split) for all of the capital stock of Satellite Bingo, Inc., a Georgia corporation organized on January 10, 1986, and the originator of the Registrant's current business (the "SBI Subsidiary"). In conjunction with such reorganization, the former stockholders of the SBI Subsidiary, acquired control of the Registrant and the Registrant changed its name to Satellite Bingo, Inc.

On March 10, 1988, the Registrant changed its name to SBI Communications, Inc., its current name, and on January 28, 1993, the Registrant reincorporated into Delaware through a statutory merger with a wholly owned Delaware subsidiary in reliance on the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended, provided by Rule 145(a)(2) promulgated thereunder.

The Registrant has two subsidiaries, SBI Communications, Inc., an Nevada corporation; and, Satellite Bingo, Inc., a Georgia corporation. As used in this registration statement, unless the context requires otherwise, the term "Registrant" includes SBI Communications, Inc., a publicly held Delaware corporation, and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by SBI Communications, Inc., a publicly held Delaware corporation.

A report by the National Association of Fund-raising Ticket Manufacturers estimated that in 1992 annual gross receipts to charities in the U. S. from charity bingo games were approximately $2.6 billion. Industry groups estimate the growth rate of the industry at more than 10% annually. Management therefore estimates the U. S. charitable bingo market currently totals approximately $5 billion in annual receipts. Thus, while the charity bingo market is only a small percentage of the total U. S. gaming market, the Company believes that charity bingo is, and will continue to be, an attractive, growing market segment, despite the proliferation of alternative gaming options available to the public. Management believes that the U. S. commercial bingo

        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 3 industry will remain attractive due to: i) increased customer recognition and participation; ii) favorable demographic trends, including an aging population with increasing disposable income; iii) reduced governmental funding of charities due to budgeting pressures; iv) the trend towards legalization of gaming activities; and v) the requirement in most jurisdictions that charity lessors operate commercial bingo centers and retain responsibility for all staffing and marketing costs. Management is also confident that the Company will prosper in the bingo industry based on: i) management's industry and operational experience; ii) the Company's early entry into the nationally fragmented bingo market, with no competition on a similar scale; and iii) the Company's positioning of its bingo centers in demographically and economically desirable markets, primarily in the southern part of the U. S.

Business Overview

Although state regulations vary, the Company's basic operation is as follows. The Company identifies and analyzes desirable bingo markets that offer favorable population and income demographics. After the Company selects an attractive market for expansion, the Company determines whether it would be more desirable to build a new bingo center or acquire an existing center, if one exists. Building and finishing out a new commercial center, which typically costs $100,000 - $250,000, is often less expensive than acquiring an existing center and allows the Company to potentially earn a higher rate of return and accelerated payback on its investment. Conversely, acquisitions typically cost more than building a comparable new center, but offer certain advantages over building, including: i) greater predictability of investment return since the center's past performance is known, ii) no dilution of the existing bingo market through the addition of another bingo center, and iii) preservation of the Company's cash resources (if the acquisition is funded in whole or in part with seller-financed notes and/or Company stock. The Company will continue to expand through both developments and acquisitions. The Company will only pursue acquisitions of desirable halls that offer proven cash flows and opportunities for enhanced financial performance. Concurrent with new bingo center development or acquisitions, the Company will acquire all necessary operating permits and licenses from the appropriate state or local municipality.

After the company selects a site for development or acquisition and initiates legal fulfillment activities, the Company then contacts local charities to promote the Fund-raising possibilities which charity bingo provides. When selecting charities, the Company considers such factors as; i) the charitable cause and presence in the local community; ii) the background of charity officers or trustees; and iii) a charity's financial stability. Once charity selection is complete, the Company assists the charities in the development of an operating plan consistent with current regulations, which may include the creation of a bingo management team comprise of representatives from the participating charities. The management team hires and oversees center employees and volunteers, sets up an accounting system and bank accounts, and hires a center manager/head cashier who manages the center. Lease agreements between the Company and the charities are typically structured on an annual basis, with cancellation options for both parties. The Company believes that short term leases allow it to limit commitments to under-performing charities.

        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 4

After the bingo center is opened, the Company continues to act as a consultant/service provider to the participating charities, as well as property manager for the building in which the bingo games are held. The Company's role is to ensure profitable operation of the center and help resolve any conflicts that may arise. The Company's primary income is derived from rental payments from the charities for the lease of the building and equipment for bingo sessions at the center. These rental payments are generally controlled by state or local regulations and typically place a cap or ceiling on the amount to be realized by the Company per session (See Item 1 - Government Regulation). The participating charities keep the net proceeds after payment of rent to the Company and payroll costs to the bingo center employees. Additional income may also be earned by the Company through vending and concessions operations, the sale of bingo paper and supplies at certain of the centers and revenues from video gaming, where legal.

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

Current Operations
------------------

The Company's bingo center strive to offer first class facilities and amenities, are committed to customer satisfaction and offer generous charity support. The Company believes that these principles, together with the Company's management experience, site selection methodology and ability to raise capital, distinguish the Company from direct competition and allow the Company and its charities to mutually prosper. The Company's participating charities raised approximately $300,000 proceeds in 1996 and 1997. The Company's current operations and potential expansions will likely remain focused on the southern part of the

        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 5

U. S. which offers favorable demographics and logistical advantages to the Company. A brief description of the Company's current operations is as follows.

Alabama (One) bingo center)
---------------------------

The Company owns and leases a hall for bingo operations in Piedmont, Alabama that have been in existence since 1994, respectively. Bingo in Alabama is regulated at the local level with varying laws between counties and cities. Most local laws provide limits on the number of weekly charity sessions that can be conducted except in Piedmont with no limits and ten hour sessions, five days a week.

        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 6

Expansion Plans
---------------

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

It is imperative that the Company continue to grow its operational revenues. The Company has made a significant investment in assembling its management team and operational infrastructure. This investment cost is now relatively fixed, however, and the Company has the potential to significantly leverage its profitability through incremental revenue increases. The Company will therefore continue to employ an aggressive yet methodical growth strategy. It intends to make strategic expansions in markets with: i) accommodating regulations; ii) amenable charities; iii) favorable demographics (areas with concentrations of middle-lower income earners and/or elderly population); and iv) significant driving distance to competing gaming establishments. Once the Company has made an expansion decision, the success of the venture is determined by: i) site selection; ii) a continued favorable legal environment; iii) successful operations management; and iv) customer acceptance and patronization.

The Company intends to grow through both acquisitions and developments. it uses extensive review procedures to evaluate expansion opportunities, including market studies, legal evaluations, financial analyzes and operational reviews. The Company determines development budgets and acquisition prices based on the proposed investment's expected financial performance, competitive market position, risk profile and overall strategic fit within the Company's operational plans. Acquisition terms typically include cash payments, issuance of Company securities and seller-financed notes. Consulting and non-competition agreements may also be included.

The Company expects to continue its expansion activities in those markets that allow charity gaming activities. Some states currently allow video gaming in charity centers, while other states are considering the legalization of charity video gaming. Assuming continued government and charity funding shortages and demonstrated customer interest, the Company believes that the number and types of games that charities can offer in conjunction with bingo will continue to increase. Management believes that video gaming such as bingo, blackjack, keno and poker, as well as video pull-tab machines, has tremendous appeal to both existing bingo clientele and potential new

        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 7 customers, and would substantially increase charity fund-raising and expand the overall market for charity gaming. The Company will remain actively involved in the legislative process of bringing charity gaming to states where the Company operates.

Other Products or Services and Their Markets
--------------------------------------------

1. Broadcast And Internet
-------------------------

The Registrant has experience in the interactive communications and entertainment fields which brings together elements of the "information superhighway." It has created and broadcast interactive national television programs using state-of-the-art computer technology, proprietary software programs, satellite communications, and advanced telecommunications systems.

The Registrant's management believes that its experience in developing and delivering interactive television programs, as well as its ownership of proprietary systems and software, provide an advantage in its ability to launch new entertainment and information programs based on comparable resources.

A. Globalot Bingo
-----------------

Introduction
------------

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

A broadcast took place on June 15, 1996; however, subsequent broadcasts have been delayed by a problem with the Registrant's telephone switching equipment, which should be resolved in the near future. Future plans include expanding the game to other week nights. The game was broadcast over PandaAmerica Network in the past and daily broadcasts resumed during the forth quarter of 1997. The Registrant intends to broadcast a Million Dollar Globalot game each Saturday evening at 11:00 p.m. (eastern time).

        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 8

Operation
---------

In order to play the game each player must be playing a different card or cards. Globalot Bingo has developed a "Super Jackpot Bingo" computer program that can generate a series of one billion individual cards without duplication. Each card is unique and all cards are serially numbered to preclude anyone from submitting a fraudulent cards and/or counterfeiting.

Globalot Bingo cards may be obtained by telephone until a specified time. At that point the Registrant provides the serial number of cards obtained for that night's game to its central processing office.

In order to encourage participation and to develop a broad playing audience, Globalot Bingo developed a special Million Dollar Globalot game, designed to air each Saturday evening at 11:00 p.m. (eastern time). A broadcast took place on June 15, 1996; however, subsequent broadcasts have been delayed by a problem with the Registrant's telephone switching equipment, which should be resolved in the near future.

When broadcasts resume, the game will pay the first person who attains Bingo each broadcast night an advertised cash prize. The prizes will involve a chance to win $1,000,000 by being the first participant to cover the correct 8 numbers in 16 calls (the term call referring to the first 16 numbers selected in the game) or less (the "Quick Pick 8" game) or, guaranteed second prizes of $25,000. If there is no winner in the $1,000,000 game, the Registrant will pay the first person to cover the shaded area or complete the Quick Pick 8 game $5,000. In addition to the Quick Pick 8 game, the Registrant will award a $20,000.00 dollar grand prize to the first person covering an entire card. Cards obtained to play the Registrant's 24 hour program will be good for the entire week, including the Saturday Million Dollar Globalot game.

As additional players participate, the Registrant plans to increase the grand prize to $50,000.

When the televised game begins, each number being called on the televised show is also recorded by the master computer. The computer system, by monitoring all of the cards in play, is able to determine when a Bingo has occurred and provide the location of the winning card holder. The viewing audience is immediately shown the image of the winning card.

        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 9

All games are called at the rate of approximately one Bingo number every 12-15 seconds in order to allow players to play multiple cards. If it is determined that, based on the cards in play, the call is too fast or too slow, an adjustment is made.

The national winner will be called during the broadcast by the program's host, or, may call the Globalot Bingo 800 number shown on the program. Upon contact, the winner will provide the Registrant's staff with his or her serial number and other necessary identification, including name and address. The winner is then instructed on how to claim the prize.

If for reasons beyond the control of Globalot Bingo the regular telecast and game cannot be broadcast, all prize moneys announced for that week will be added to the jackpot for the next succeeding game.

Technology

The Registrant will use proprietary technologies that enable viewers at home to participate in Bingo games televised live in specific English speaking Hispanic markets in the US and Worldwide (local laws permitting).

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

In the event the caller, (who must be 18 or over), wishes to proceed after the 45 second announce ment he or she must activate the system. Upon activation by the caller, the call is automatically switched to the Globalot Bingo card distribution center, and charges for the call begin. The time necessary to receive three Globalot Bingo playing cards by telephone is eight minutes and the caller is charged $9.60 or $1.20 per minute. The charge for the call is deducted from the caller's prepaid calling card. The prepaid calling card may be obtained from the Tele-communications switch via credit cards or by sending in payment to the Registrant.

Interactive players will also be able to obtain a strip of three cards free of any charge by sending a stamped, self addressed envelope to the Registrant.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 10

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

The Registrant's production offices and computer center are located at 1239 South Glendale Avenue, Glendale, California 91205. Its phone number is 1-800-460-2170. Each strip of three cards gives the holder nine chances to win the Super Jackpot Prize.

Registrant's Income
-------------------

The Registrant's income will be based on the difference between the telephone charges paid by players and the negotiated cost charged to by the participating long distance company. The long distance charges will appear on each caller's prepaid calling card, eliminating collection functions. Since no live operators are employed in recording and processing the calls and awards, the only expenses are related to the prizes offered, production and telecast of the Bingo game and administrative costs.

Internet
--------

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 11

Competition

There are currently numerous entities engaged in the operation of commercial bingo entertainment centers in the U. S. Commercial bingo center start-up expenses are generally comprised of site selection and preparation, finish-out, equipment and licensing fees, and typically cost from $100,000 to $250,000 per center. Thus, there are no significant financial barriers to entry. However, rigorous regulatory requirements and legal complexities of the involvement of non-profit organizations serve to reduce the entry of new competitors. Since bingo prize payout are often legally limited, competition, where it exists, is normally focused on a center's amenities. Bingo centers with convenient locations, attractive facilities, maximum bingo prize payout, ample parking, attentive security, comfortable environment, friendly personnel and value-priced concessions usually succeed in their market. The Company seeks to provide the most desirable bingo center(s) in its respective markets in order to generate long-term player loyalty. The Company is committed to ensuring that its bingo centers remain appealing and that its customers are provided maximum comfort and enjoyment. Additional competition within the bingo market comes from charitable bingo operations owned and run by charities. In general, however, such operations have not been able to compete with commercial operations due to, according to most bingo players, smaller and less desirable facilities and amenities, lower bingo prize payout and fewer bingo sessions.

Additional competition comes from other sectors of the gaming industry such as lotteries, horse and dog racing and casino operations. While the Company is cognizant of these competing operations, and does try to locate its facilities in areas insulated from such competition, the Company believes that its patrons represent unique, value-oriented customers for whom a day or night of bingo represents a small investment of $10 - $100 that provides several hours of entertainment with payout that rival the average slot machine. Lottery players seek much larger payout with less time commitment, despite the infinitesimal odds. Horse and dog racing bettors and casino patrons do enjoy comparable entertainment value that bingo provides, but generally require longer commutes to the gaming establishment as well as higher investments for the same period of playing time. In addition, these other gaming venues do not provide the socializing value that bingo provides. The Company also recognizes competition from American Indian gaming establishments, which enjoy certain legal, operational and tax advantages. The Company currently has no plans to compete in American Indian gaming markets.

1.  Broadcast
-------------

Interactive Technology
----------------------

A number of important trends support management's belief that the Registrant is re-entering the interactive television programming market at the right time with the right products. As the

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 12 phenomenon known as the "Information Superhighway" continues to shape the way
people  communicate  with  one  another,   receive  information  and  facilitate
transactions, a number of events are beginning to occur.

Numerous books and recent articles indicate that people are becoming more comfortable with services and entertainment offered in the privacy of their own home through their telephones or personal computers. The data highway also known as the National Information Infrastructure (NII), is helping facilitate this trend by linking homes, offices and entertainment sources into one big network.

The data highway and its ability to reach millions of consumers is providing unprecedented opportunities for manufacturers and marketers of products and services. These companies are being challenged to find ways to use advanced technology, like interactive technology, to make it easy for consumers to find out about and purchase their products and services.

Popular examples of interactive technology in the consumer market include on-line computer services (like Prodigy and CompuServe), voice automated telephone services (like consumer banking and financial services), and at-home television shopping services (like the Home Shopping Network). The success of these have convinced management that interactive television programming like that being offered will be well received by a public that continues to accept more and more interactive technology into their daily lives.

The Bingo and Gaming Industry
-----------------------------

Management believes that the past success of the Registrant's interactive bingo programs are evidence that the game is as popular as ever among people around the world. Recent statistics generated by the United States government seem to strongly support this belief. According to a recent survey of American Gambling Attitudes and Behavior conducted by the United States Commission on the Review of a National Policy Toward Gambling, bingo is the fourth leading "entertainment sport" in the United States, generating some 60,000,000 spectators and/or participants each month. This figure represents 7,300,000 more participants/spectators than Major League Baseball attracts and almost 40,000,000 more participants/spectators than NFL Football and NBA Basketball attracts.

The survey also shows that the game has equal appeal among genders. Approximately 30% of bingo players have an income of $25,000 and over, and bingo players are more likely to use their leisure time by doing indoor activities such as reading books, newspapers and magazines.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 13

As Americans become older as a population and choose to spend more time at home, management believes that interactive television programs like those it plans to offer will increase in popularity. Current statistics indicate that persons 65 and older that play Bingo play the game at least once a week.

These research findings and past experience support management's belief that bingo is as popular as ever and that there is a viable market opportunity for the Registrant's nationally and internationally interactive broadcast programs

The Registrant's Competitive Position
-------------------------------------

The Registrant has no direct local competition for its current operations (the operation of its facility in Piedmont, Alabama). However, its operations are in competition with all aspects of the entertainment industry, both locally and nationally.

Broadcast Bingo
---------------

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

Other Activities
----------------

The Registrant is not an established participant in the other areas in which it expects to operate; however, management believes that the fields involve rapidly developing markets which no single entity currently dominates, with great opportunities for entry level participants possessing an understanding of developing technologies. Consequently, although the interactive television fields

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 14 are highly competitive and include major cable television and telephone companies, management is confident that its endeavors constitute a niche in which it can successfully compete.

2.  Sources  and  Availability  of Raw  Materials  and the  Names  of  Principal
--------------------------------------------------------------------------------
Suppliers
---------

None of the Registrant's proposed activities are reliant on raw materials. Rather, they depend on the ability to exploit emerging technologies that are expected to be readily available.

3. Dependence on One or a Few Major Customers
---------------------------------------------

The Registrant's current operations are highly reliant on two local charities. Its former broadcast operations and contemplated future operations are not expected to be reliant on any single or small group of customers.

Employees
---------

As of December 31, 1997, the Company had 12 permanent employees, including four officers, three professional staff, three maintance and five kitchen staff. The Company also retains the services of property managers who oversee the hall maintance & grounds in Alabama. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Premises

Frontier Palace
458 Highway 278 Bypass - Piedmont, Alabama  36272                  Company-owned

Government Regulation

Approximately 45 states and the District of Columbia have enacted laws permitting and controlling the operation of bingo centers. A small but growing number of these states also allow video gaming in charity sponsored centers. The Company complies within this regulated structure as both landlord and consultant/service provider to the charities. In most states the Company is required to obtain and maintain permits and/or licenses from state and local regulatory agencies. State regulations often limit the dollar amount that the Company can charge a charity for rent per bingo session. Some states also limit the number of weekly sessions that may be conducted in a given bingo center, as well as the prize money that a charity may pay out per session.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 15

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

All states providing for the operation of charity bingo centers have unique regulations. While the vast majority of these states assign the regulation of charity bingo to a state agency, in some states, regulation is under the control of localities. The requirements typically imposed on a commercial bingo lessor include the acquisition of necessary licenses and permits, a limit on the rental payments to be made by a charity to the commercial lessor, and a prohibition against the lessor directly operating a center. The Company is thus typically prohibited from paying the wages of those employees operating the center as well as any marketing or advertising expenses for the center. The regulations against the direct operation and marketing of a bingo center by the Company reduce the Company's payroll and advertising costs for the center. Since the Company is allowed to act as a service provider, the Company can advise in the selection of key employees and the creation and execution of a bingo center's operating plan.

Item 2 - Properties
-------------------

The Registrant's principal offices were located in Piedmont, Alabama in facilities purchased by the Registrant on December 16, 1994, for $6,500,000 (paid in shares of the Registrant's preferred stock, valued at $5.00 per share). The facility is comprised of 80,000 square feet of usable space under roof, and includes a Bingo hall. The Bingo hall, including the personal property owned by the Registrant and maintained properties therein, has been leased on a month to month basis by the Registrant to Piedmont Jaycees, Inc. since August 10, 1995. The rental for the building and equipment located therein is $75,000 per month or $7,000 per day, whichever is greater, plus all other defined expenses, excluding insurance, ad valorem taxes, assessments, repairs, upkeep, maintenance and similar expenses. However, the Piedmont Jaycees were not able to pay $75,000.00 per month and the rent was reduce to a minium payment of $25,000.00 through the start period.

The Registrant also has a branch office at 1239 South Glendale Avenue, Glendale, California, and Production Studio and transmission facilities are obtained from third parties at competitive rates. The premises are comprised of approximately 3,000 square feet for which the Registrant pays $1,000

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 16 per month. The lease is scheduled to expire on December 31, 1997; however the Registrant is confidant that the lease would be renewed on favorable terms.

Patents, Trademarks,  Licenses, Franchises,  Concessions,  Royalty Agreements or
--------------------------------------------------------------------------------
Labor Contracts, Including Duration
-----------------------------------

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

C-Note: International Class 41 (production and distribution of television game shows) applied for on September 24, 1993, by SBI Communications, Inc.

The Registrant obtained an assignment to a copyrights for "the Works," copyright registrations for Globalot Bingo and derivatives: Number PAU 855-931 (June 10,
1986);  Number PAu 847-876 (March 11, 1986);  Number PAu 788-031  (September 19,
1985);  Number PAu 927-410  (November 4, 1986);  Number PA 370-721  (February 9,
1988);  Number PA 516-494  (January 17,  1991);  Number PA 533-697  (January 17,
1991); from Satellite Bingo, Inc., to SBI Communica tions, Inc., dated September 14, 1993.

Item 3 - Legal Proceedings
--------------------------

Involvement in Certain Legal Proceedings
----------------------------------------

To the best knowledge and belief of the Registrant, during the past five years, no present or former director, executive officer or person nominated as a director or appointed as an executive officer of the Registrant or any of its affiliated subsidiaries, has been involved in:

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 17

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997. The Company's annual shareholder meeting with voting on proxy issues is on April 28, 1998.

                                     PART II

Item 5. Market Price of and  Dividends  on the  Registrant's  Common  Equity and
--------------------------------------------------------------------------------
        Related Stockholder Matters
        ---------------------------

Preferred Stock
---------------

All attributes of the currently unissued preferred stock will be determined by the Registrant's board of directors prior to issuance, as permitted by and subject to the requirements of applicable Delaware law. The currently outstanding preferred stock has a $5.00 per share par value and a $5.00 per share liquidation preference; paying no dividend but convertible into common stock upon demand at a

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 18 conversion rate equal to $5.00 per share divided by the market value of the common stock at the date of conversion. The preferred stock has no voting rights except as to matters specifically dealing with changes in the attributes of the preferred stock.

Market for Common Equity
------------------------

The Registrant's stock is traded on the NASDAQ OTC Electronic Bulletin Board. The Registrant currently has 5,345,439 shares of stock outstanding, with 950,000 in the public float. There are approximately 3,368 shareholders of record. For the fiscal year ended December 31st, 1997 the Registrant reported revenues of $544,662.00 and a net loss of $($4,723,202.00).

The Common Stock of Registrant has been traded over-the-counter since 1983. Its trading symbol is "SBID." No established public trading market exists for the Common Stock of Registrant at this time.

     No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 168,000 shares of preferred stock which are convertible into common stock 1,500,000 were used to repurchase property in Piedmont, AL.

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

The following table sets forth in United States dollars the high and low bid quotations for such shares. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The source of the following information is the National Daily Quotation System, Inc.'s "Pink Sheets" and the National Association of Securities Dealers, Inc.'s NASDAQ Electronic Bulletin Board.

                                  Common Stock
                                  ------------
                      Date                   Low       High
                   Fiscal 1996             $ 0.62     $1.37
                   -----------

                   Fiscal 1997
                   -----------
                   First Quarter            $0.25     $0.50
                   Second Quarter         $0.1875    $0.375
                   Third Quarter           $0.125     $0.25
                   Fourth Quarter         $0.1875    $0.375

                                     ------
Prices quoted reflect a one share for twenty reverse split effective on February 1, 1993.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 19

Dividend Policy
---------------

The Registrant has never paid any dividends. it is the present intention of the Registrant to pay dividends as soon as possible. There can, however, be no assurance that funds for payment of dividends will ever be available, or that even if available, the Registrant's board of directors then serving will resolve to declare them.

Market
------

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

Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(A) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is: i) registered and traded on a national securities exchange meeting specified Securities and Exchange Commission criteria; ii) authorized for quotation on the National Association of Securities Dealers, Inc.'s (NASD") automated inter-dealer quotation system ("NASDAQ"); iii) issued by a registered investment company; iv) excluded, on the basis of price or the issuer's net tangible assets, from the definition of the term by Securities and exchange Commission rule; or v) excluded from the definition by the Securities and Exchange Commission.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 20

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

Rule 3a51-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying Electronic Quotation System (i.e., an automated inter-dealer quotation system as set forth in Exchange Act Section 17B(b)(2)). "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. (Release No. 30608, Part III.A.3.b). An inter-dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers. In the case of a unit composed of one or more securities, the price divided by the number of shares of the unit that are not warrants, options, or rights must be five dollars or more.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 21

Furthermore, the exercise price of any warrant, option, or right, or of the conversion price of any convertible security, included in the unit must meet the five dollar requirement. For example: a unit composed of five shares of common stock and five warrants would satisfy the requirements of the rule only if the unit price was twenty-five dollars or more, and the warrant exercise price was five dollars or more. Once the components of the unit begin trading separately on the secondary market, they must each be separately priced at five dollars or more. (Release No. 30608, footnote 66).

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

An exclusion is available for the securities of issuers that meet certain financial standards. This exclusion pertains to: (1) issuers that have been in continuous operation for at least three years having net tangible assets in excess of $2 million (Rule 3a51-1(g)(1); ii) issuers that have been in continuous operation for less than three years having net tangible assets in excess of $5 million (Rule3a51-1(g)(1); iii) issuers that have an average revenue of at least $6 million for the last three years (Rule 3a51- 1(g)(2)). To satisfy this requirement, an issuer must have had total revenues of $18 million by the end of a three-year period. (Release No. 30608, Part III.A.4). The Registrant believes that its securities qualify under this exemption.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 22

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

Whether the issuer is domestic or foreign, in all cases a broker or dealer must review the financial statements and have a reasonable basis for believing that they were accurate as of the date they were made (Rule 3a51-1(g)(3). In most cases a broker-dealer need not inquire about or independently verify information contained in the statements. (Release No. 30608, Part III.A.4). Brokers and dealers must keep copies of the domestic or foreign issuer's financial statements for at least three years following the date of the related transaction (Rule 3a51-1(g)(4).

Security Holders
----------------

As of December 31, 1997, the latest practicable date for which information is available, the Registrant's management was of the opinion that the Registrant had approximately 3,368 common stock holders.

Dividends
---------

There have been no cash dividends declared or paid since the inception of the Registrant and no dividends are contemplated to be paid in the foreseeable future.

Description of Securities
-------------------------

General
-------

The Registrant is authorized to issue 50,000,000 shares of capital stock, 40,000,000 shares of which are designated as common stock, $.001 par value per share, and the balance as preferred stock, $5.00 par value per share.

As of December 31, 1997, 5,345,439 shares of Common Stock were outstanding (excluding the 2,500,000 shares held but not yet allocated by the Registrant's Employees' Trust) and held of record by approximately 3,368 persons. In addition, 1,668,000 shares of preferred stock were outstanding, and held by approximately five persons.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 23

Corporate Stock Transfer, 370 17th Street, Suite 2350; Denver Colorado 80202, acts as transfer agent and registrar for the Registrant's common and preferred stock.


Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations and Plan of Operation.
        ------------------------------------

Introduction
------------

The Registrant is currently in the development stage of its business cycle. Since its inception, the Registrant has actively pursued licensing agreements designed to generate royalty income in exchange for providing software and methods involving bingo game production. In the past, the registrant has entered into various agreements covering territories in Brazil, Greece, Hong King, and Indian reservations, military bases, and charity bingo parlors in the United States. Prior emphasis on these type of licensing agreements has proven to be ineffective. No licensee currently has bingo operations generating significant fees or royalties for the Registrant. The majority of its current operating income is provided by rental income generated from the lease of its bingo facility to non-profit charities in a facility owned by the Registrant. The majority of future revenues, however, are not anticipated to occur in either of these areas. The Registrant hopes to generate significant future revenues from telecommunications services involved in interactive bingo and television buying shows by purchasing large blocks of long distance telephone time and reselling such time to television audience users at a profit. Management of the Registrant has made this area of business their first priority, and most of the other plans for the future are based on the success of the telecommunications area. Management would like to broadcast the bingo show to as many viewers as possible, and although there are no current foreign agreements, management's plans are not limited to the U.S. Management intends to pursue contracts with foreign countries and do some research into bingo on the Internet. Overall, management hopes to be able to generate k/net revenues over $10 million annually from this area of business. The registrant also has plans to expand operations through the acquisition of television production facilities and rights to a television buying show. This would allow the Registrant to produce their bingo show in their own studio and broadcast it over their own network. It will also give management freedom to use their experience in programming and production to produce other forms of interactive entertainment, such as the ideas of Public Domain Broadcasting and The Life and Leisure Network mentioned elsewhere in this offering document. Diligently being examined are the legal opinions submitted for imminent contractual arrangements between two companies with the Registrant, a major international shop at home entity and a telecommunications company. Both of these entities are NASDAQ listed. Management feels confident that a deal will be consummated by year end 1996 allowing the Registrant to commence operations on a full scale in the telecommunications business segment.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 24

The Registrant is continuing to search for avenues to develop future revenue. In light of the preliminary and conditional nature of negotiations, no assurance can be provided as to the likelihood that such proposed projects will come to fruition. A summary of projects currently being pursued is as follows:

Liquidity
---------

      The following table summarizes working capital and total assets:

                                  Fiscal Year Ended December 31,
                                    1997                  1996
                                    ----                  ----
Working Capital                  $  118,160            $  290,023
Total Assets                     $2,955,234            $7,441,024

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

At December 31, 1994, the Registrant had current liabilities in excess of current assets, principally due to administrative expenses incurred during the development stage that have been funded by the majority stockholder in the form of advances due on demand. The Registrant has had some success in issuing stock for services, and accordingly has kept the working capital deficit to a minimum during these years.

The changes in total assets are attributable to the Registrant's purchase of a building (bingo hall) in 1994 through the issuance of preferred stock. As a result, income from bingo hall operations has boosted working capital in the calendar year ended December 31, 1997. In the years prior to 1996, the Registrant was primarily involved in securing licensing agreements for rights to software and methods of operating bingo games it had developed.

As the Registrant continues to operate in the development stage, no significant cash flow is being generated from operating activities. 1997 was a relatively dormant year. The registrant was able to generate $12,000 in cash flow from operations principally from management/services of the bingo hall in the year ended 1997. Shareholders also advanced net funds of $51,564 in 1996 and was repaid in the year ended 1997, allowing the registrant to generate positive total cash flow of $56,607 for the year. In 1996, the Registrant became more active in pursuing ventures, as well as managing the bingo hall for the entire year. For 1995, the charities operating the bingo hall struggled, and the Registrant collected less funds than were needed to operate the games, as well as to cover administrative costs and

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 25 costs of the facility. As a result, the Registrant used $350,199 in net cash flow for operations. The registrant also acquired various operating equipment at a cost of $105,363. To fund these cash flow needs, the Registrant was able to obtain $250,000 in proceeds from a loan to an affiliate, and $165,000 in proceeds from the sale of common stock. Combined, this resulted in a net decrease in cash for the year of $47,339.

Capital Resources
-----------------

Since its inception, the Registrant's only significant sources of capital have been from the sale of common stock and loans from shareholders. See a discussion of these transactions under Item 7 Certain Relationships and Related Party Transactions, and in the Consolidated Financial Statements of the Registrant. The Registrant has also acquired significant assets through the sale of convertible preferred stock. The Registrant anticipates continued expansion of its business through acquisitions using Company stock. Furthermore, with the bingo hall acquired in 1994 now in operation, the Registrant anticipates generation of revenues from the lease of this facility sufficient to cover administrative costs still being incurred as the Registrant moves forward in its development stage.

Results of Operations
---------------------

The following table sets forth the relative relationship to total revenue of the revenue categories in the Registrant's statement of income and percentage changes (rounded to the nearest whole dollar).

                             Amount of Total Revenue

Fiscal Year Ended December 31,                            1997            1996
                                                          ----            ----
Revenues:
     Licenses & Royalties                                    -0-             -0-
     Bingo Hall Operations                              $411,033        $352,000
     Kitchen and gift shop revenues                      131,703          67,019
     Other Income                                          1,926           2,109
                                                        --------        --------

             Total Revenue                              $544,662        $421,128
                                                        ========        ========


In general, the Registrant experienced insignificant revenues in 1997 as it attempted to expand and develop its operations. Total revenues were $544,662 for 1997. The Registrant owns a bingo hall, during 1997 was leases to charities who sponsor bingo games. The Registrant also provides management services to assist the charities in the operations of the bingo games, for which the Registrant charges a fee. Net revenues related to the bingo hall operations were only $352,000 in

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 26

1996, but have grown to $411,033 for the calendar year ended December 31, 1997. Total revenues for calendar year ended December 31, 1997 were $544,662. Accordingly, except for the operation of the bingo hall, there are no other significant revenue sources of the Registrant at this time. For 1996 and 1997, the Registrant did not generated revenue from the sale of copyrighted bingo cards, foreign licensing agreements, sale of computer hardware or security systems, or other various areas of business opportunity discussed in this offering document.

The Registrant's expenses can be summarized as follows:

                            Amount of Total Expenses

Fiscal Year Ended December 31,                              1997          1996
                                                            ----          ----

     Salaries and related expenses                        $157,649      $170,822
     Other general and administrative  expenses           $358,670      $488,545
     Depreciation and amortization                        $346,742      $544,752
     Interest expenses and finance charges                $ 82,637      $ 76,202

The most significant expense relates to the amortization of trademark, game show and computer program assets the Registrant has developed. The expense is running $ 265,960 per year. Such assets will be fully amortized at the end of 1997. For 1997, the Registrant also had depreciation on the bingo hall and related equipment, which will approximate $367,202 per year. These expenses do not require the use of cash. The low level of other expenses in 1994 is due to a slow down in the general activity of the Registrant as it explored alternative revenue generating ideas. With the addition of the bingo hall in late 1994, as well as the pursuit of television production and broadcast possibilities in 1996, such expenses have decreased in 1997. As the Registrant continues to pursue television production and broadcast possibilities, these expenses will continue to rise as a result of expanded facility space and travel costs. Interest and finance charge expenses increased in 1996 due to $200,000 in finance charges incurred to obtain short-term financing. These finance charges were paid for through the issuance of preferred stock.

Should the Registrant successfully acquire production facilities and broadcast companies under consideration, or expand operations in areas previously discussed as currently under consideration, revenues and expenses of the Registrant would change significantly. Management is not able to predict the impact of such changes on revenues or expenses at this time.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 27

Statement Re Computation of Earnings Per Share
----------------------------------------------

See Notes To Consolidated Financial Statements included elsewhere in this filing for a description of the Registrant's calculation of earnings per share.

Item 7. Financial Statement and Summary Financial Data
------------------------------------------------------

Financial Statements
--------------------

The unaudited  consolidated  balance sheet of the Registrant for its years ended
December  31,  1997  and  1996  and  the  related  consolidated   statements  of
operations, stockholder's equity and cash flows are submitted herewith.

Index to Financial Statements
-----------------------------

The audited consolidated balance sheet of the Registrant for its years ended December 31, 1997 and 1996 and related consolidated statements of income (loss), stockholder's equity and cash flows therefor, follow. The page numbers for the financial statement categories are as follows:

Page Description
---- -----------
__ Report of Certified Public Accountants, as to the calendar years ended December 31, 1997 and 1996.
__   Consolidated Balance Sheets - December 31, 1997 and December 31, 1996.
__ Consolidated Statement of Income (Loss) for the calendar years ended December 31, 1997 and December 31, 1996 and from inception until December 31, 1997.
__ Consolidated Statement of Changes in Stockholder's Equity from Inception (January 10, 1986) through December 31, 1997.
__ Consolidated Cash Flows for the calendar years ended December 31, 1995 and December 31, 1995 and from inception until December 31, 1997.
__ Notes to Consolidated Financial Statement Statements for the calendar years ended December 31, 1997 and December 31, 1996.


                            SBI COMMUNICATIONS, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                           DECEMBER 31, 1997 AND 1996
                           --------------------------


       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 28

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  DECEMBER 31,
                                  ------------

                                                                          1997          1996
                                                                          ----          ----
                                                           ASSETS
                                                           ------
Current assets:
       Cash                                                            $    22,228     $    42,327
       Accounts receivable, net of allowance for doubtful
            accounts of $-0- at December 31, 1997 and 1996 (Note 8)            250         120,306
       Accounts and notes receivable from affiliates (Note 2)                9,617           3,600
       Inventories                                                          86,065          24,391
                                                                       -----------     -----------
                                                                           118,160         190,624
Property and equipment, net of accumulated
       depreciation (Note 3)                                             2,752,900       7,026,112

Other assets:
       Accounts receivable - long-term, doubtful
           accounts of at December 31, 1996                                     --         100,000
       Organization costs, trademarks, shows, computer
           programs and game inventory, net (Note 4)                            --              --
       Deferred loan costs                                                  21,109          56,200
       Deposits                                                             63,065          68,088
                                                                       -----------     -----------
                                                                       $ 2,955,234     $ 7,441,024
                                                                       ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
       Note payable to trust managed by a shareholder (Note 2)         $   150,000     $   200,000
       Mortgage note payable-current portion (Note 5)                      239,701           5,873
       Capitalized leases-current portion (Note 5)                          17,491              --
       Accrued wages due to principal shareholder (Note 2)                 290,000         180,000
       Advances due to principal shareholder (Note 2)                           --          14,901
       Account payable and accrued expenses                                150,442          83,873
                                                                       -----------     -----------
                                                                           847,634         484,647
Mortgage payable, long-term portion (Note 5)                                    --         240,229
Capitalized leases, long-term portion (Note 5)                              62,216              --
Other notes payable (Note 5)                                                52,438              --
                                                                       -----------     -----------
Total liabilities                                                          962,288         724,876
                                                                       -----------     -----------
Stockholders' equity (Note 6):
       Preferred stock, par value $5.00; 10,000,000
           shares authorized; 1,673,000 and 1,693,000
           shares issued and outstanding at
           December 31, 1997 and 1996, respectively                      8,365,000       8,465,000
       Common stock, par value $.001; 40,000,000 shares authorized;
           5,345,439 shares issued and outstanding at December 31,
           1997 and 1996                                                     5,345           5,345
       Paid in capital                                                   3,567,343       3,467,343
       Accumulated deficit                                              (9,944,742)     (5,221,540)
                                                                       -----------     -----------
                                                                         1,992,946       6,716,148
                                                                       -----------     -----------
                                                                       $ 2,955,234     $ 7,441,024
                                                                       ===========     ===========

          See accompanying notes to consolidated financial statements.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 29

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------
                        FOR THE YEARS ENDED DECEMBER 31,
                        --------------------------------

                                                                    1997            1996
                                                                    ----            ----
Revenues (Note 8):
       Bingo hall rent                                          $   411,033     $   352,000
       Kitchen and gift shop revenues                               131,703          67,019
       Administrative fees                                               --              --
       Other income                                                   1,926           2,109
                                                                -----------     -----------
                                                                    544,662         421,128
                                                                -----------     -----------
Expenses:
       Cost of sales - kitchen and gift shop                        180,563          37,892
       Salaries and related expenses                                157,649         170,822
       Facility costs                                                49,518          80,605
       General and administrative                                   358,670         488,545
       Travel and production costs                                  102,762          72,029
       Depreciation and amortization                                306,742         544,752
       Interest and finance expenses                                 82,637          76,202
                                                                -----------     -----------
                                                                  1,238,541       1,470,847
                                                                -----------     -----------
Net loss from operations                                           (693,879)     (1,049,719)
Loss arising from impairment in value of long-lived
       assets - write-down of land and building to estimated
       realizable value (Note 8)                                 (4,029,323)             --
                                                                -----------     -----------

Net loss                                                        ($4,723,202)    ($1,049,719)
                                                                ===========     ===========
Net loss per share (Note 7)                                     ($     0.88)    ($     0.20)
                                                                ===========     ===========

          See accompanying notes to consolidated financial statements.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 30

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                      -------------------------------------
                              SHAREHOLDERS' EQUITY
                              --------------------
                 FOR THE YEARS ENDING DECEMBER 31, 1996 AND 1997
                 -----------------------------------------------

                                 Common Stock             Preferred Stock          Additional                         Total
                               Number                 Number                         Paid-in       Accumulated    Shareholders'
                             of shares    Amount    of shares         Amount         Capital         Deficit          Equity
                             ---------    ------    ----------     -----------     -----------     -----------     -----------


Balance December 31, 1995    5,345,439     5,345     1,668,000       8,340,000       3,572,343      (4,171,821)      7,745,867

Preferred stock
   issued in July, 1996
   to cover $20,000 in
   loan closing  costs,
   20,000 shares to be
   returned in 1997                 --        --        25,000         125,000        (105,000)             --          20,000

Net loss, January 1, 1996
  to December 31, 1996              --        --            --              --              --      (1,049,719)     (1,049,719)
                             ---------    ------    ----------     -----------     -----------     -----------     -----------

Balance December 31, 1996    5,345,439     5,345     1,693,000       8,465,000       3,467,343      (5,221,540)      6,716,148

Excess preferred stock
    issued in July, 1996
    to cover $20,000 in
    loan closing costs,
    20,000 shares were
    returned in 1997                --        --       (20,000)       (100,000)        100,000              --              --

Net loss, January 1, 1997
  to December 31, 1997              --        --            --              --              --      (4,723,202)     (4,723,202)
                             ---------    ------    ----------     -----------     -----------     -----------     -----------

Balance December 31, 1997    5,345,439    $5,345     1,673,000     $ 8,365,000     $ 3,567,343     ($9,944,742)    $ 1,992,946
                             =========    ======    ==========     ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 31

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                         FOR THE YEAR ENDED DECEMBER 31,
                         -------------------------------

                                                                 1997            1996
                                                                 ----            ----
Cash flows from operating activities:
   Net (loss)                                                ($4,723,202)    ($1,049,719)
   Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
          Loss arising from write-down of land and
              building to estimated realizable value           4,029,323              --
          Depreciation and amortization                          341,833         569,552
          Services paid through reduction in amounts
              receivable from affiliates                              --          25,000
          Change in accounts receivable, trade                   128,234         279,558
          Change in inventories                                    8,148          36,297
          Change in accounts payable and accrued expenses        176,569          84,406
                                                             -----------     -----------
              Cash (used) by operating activities                (39,095)        (54,906)
                                                             -----------     -----------
Cash flows from investing activities:
   Purchase of property and equipment                            (40,853)        (51,603)
   Decrease (increase) in deposits                                 5,023          (5,000)
   Loans to affiliates                                            (6,017)         (3,600)
                                                             -----------     -----------
              Cash (used) by investing activities                (41,847)        (60,203)
                                                             -----------     -----------
Cash flows from financing activities:
   Loans received from (repaid to) affiliates                         --          10,745
   Repayments of affiliated loans                                (14,901)        (50,000)
   Borrowings on new loans and capital leases                    145,000         250,000
   Repayments on loans and capital leases                        (69,256)         (3,898)
   Deferred loan costs paid                                           --         (61,000)
   Proceeds from issuance of common stock                             --              --
                                                             -----------     -----------
              Cash flows provided by financing activities         60,843         145,847
                                                             -----------     -----------
Net increase (decrease) in cash                                  (20,009)         30,738

Cash at beginning of year                                         42,327          11,589
                                                             -----------     -----------
Cash at end of year                                          $    22,228     $    42,327
                                                             ===========     ===========

Supplemental information:
   Income taxes paid                                         $        --     $        --
                                                             ===========     ===========
   Interest paid                                             $    41,144     $    50,241
                                                             ===========     ===========

Non-cash activities:
--------------------
During 1996, $25,000 in services were paid for through the reduction of $25,000 in affiliated loans receivable, and $20,000 in loan closing costs were paid for through the issuance of 20,000 shares of preferred stock. During 1997, $100,000 in trade receivables were settled for receipt of inventory valued at $69,822 and furniture valued at $22,000.

          See accompanying notes to consolidated financial statements.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 32

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------

Note 1 - Summary of significant accounting policies
---------------------------------------------------

The major accounting policies of SBI Communications, Inc. are summarized below to assist the reader in reviewing the Company's financial statements.

Organization and operations
---------------------------

SBI Communications, Inc. (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31, 1997, the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. Management anticipates executing the plan during 1998.

The Company plans to lease or operate bingo halls and to provide interactive satellite cable bingo game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. During 1997, the Company's only operations were the leasing of a bingo hall located in Piedmont, Alabama, and the operation of the kitchen facilities therein. Under

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 33 local ordinances, the hall must be leased to a charity, which was the local
Jaycees. As described in Note 8, the Company is being forced to sell its facility a cease bingo operations in Piedmont, Alabama. The Company plans to continue to search for avenues to provide bingo over the Internet, as well as to explore other revenue producing ventures.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SBI Communications, Inc. (an Alabama corporation). Intercompany transactions and balances have been eliminated in consolidation.

Estimates and assumptions
-------------------------

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

Property and equipment
----------------------

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

Trademarks, shows and computer programs
---------------------------------------

Trademarks, shows and computer programs are intangible assets acquired through the issuance of stock. Such assets are being amortized on a straight-line basis over sixty (60) months. The five-year life is a subjective estimate that was derived after considering such factors as consumer demand, competition, expected actions of competitors, effect of obsolescence, etc.

Deferred loan costs
-------------------

Deferred loan costs represent costs incurred to obtain existing debt, and are being amortized over the life of the related loan using the interest method.

Income taxes
------------

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 34

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the use of the asset and liability method and recognizes deferred income taxes for the consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company's "temporary differences" relate to accrued compensation to shareholders which is a deduction in the year paid, and differences in book versus tax depreciation methods. Deferred tax assets also may be recorded for the future benefits of operating loss carry forwards if such benefits are not deemed "more likely than not" to be realized. The effect on deferred taxes for a change in tax rates is recognized in income or expense in the period that includes the enactment date.

Rental and administrative fee income
------------------------------------

The Company managed for various charities a bingo hall in Piedmont, Alabama. Rents and administrative fees charged to charities are unsecured, and generally are paid only as revenues from the bingo games produce sufficient profit to allow the charities to make payments. The lease in effect during 1997 required minimum rent of $25,000 per month, with additional contingent rent of $50,000 per month depending upon the success of the bingo games. Management records contingent rent revenue and administrative fee income only as it is collected.

Statements of cash flows
------------------------

For the purposes of the statements of cash flows, the Company considers cash and highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Note 2 - Related party transactions
-----------------------------------

From time to time, the Company's principal shareholder advances money to the Company for operations. All amounts owed to the shareholder are non-interest bearing advances. As of December 31, 1995, the Company owed $4,156 to this shareholder. During 1996, the Company borrowed (on a net basis) an additional $10,745 from this shareholder. During 1997, the Company repaid all amounts advanced, plus further advanced to the shareholder $9,617. The Company owed this shareholder $14, 901 at December 31, 1996, and had $9,617 receivable from this shareholder at December 31, 1997. In addition to advances, the Company accrued salaries payable to the Company's principal shareholder totaling $110,000 and $120,000 for the years ended December 31, 1997 and 1996, respectively. All amounts owed to the shareholder are payable on demand.

In October, 1995, the Company borrowed $250,000 from a trust managed by a shareholder, in the form of a mortgage note. The note was payable in full on October 15, 1996, with interest payable quarterly at prime plus 3%, secured by all corporate property up to $1,000,000 in value. $50,000 of this note was repaid in 1996 when due, and an additional $50,000 was repaid during 1997. The holder had the right to convert the mortgage note to common stock at a price of $3 per share. This conversion privilege expired on July 15, 1996. The note has been extended on a quarter to quarter basis, with

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 35

$150,000 remaining outstanding at December 31, 1997. Interest expense related to this note totaled approximately $20,000 and $27,000 for the years ended December 31, 1997 and 1996, respectively.

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

In 1996, the Company loaned $3,600 to a relative of a shareholder. This loan is non-interest bearing and is due upon demand.


Note 3 - Property and equipment

Property and equipment are summarized as follows at December 31:

                                    Estimated
                                    Useful Life        1997            1996
                                    -----------        ----            ----
       Land (see Note 8)                            $  250,000      $  250,000
       Building (see Note 8)                         1,750,000       6,250,000
       Vehicles                     5 years             10,920          10,920
       Furniture and equipment      5 to 7 years     1,109,182       1,024,296
                                                    ----------      ----------
                                                     3,120,102       7,535,216
       Less accumulated
          depreciation                                 367,202         282,085
                                                    ----------      ----------
                                                    $2,752,900      $7,253,131


Depreciation expense totaled approximately $306,000 and $279,000 for the years ended December 31, 1997 and 1996, respectively.

Note 4 - Organization costs, trademarks, and similar assets
-----------------------------------------------------------

Organization costs, trademarks, shows, computer programs and game inventory represent assets acquired or developed in prior years as the Company went through its development stage, and are summarized as follows at December 31:

                                                          1997            1996
                                                          ----            ----
Trademarks:
       Original cost                                    $500,000        $500,000
       Less accumulated amortization                     500,000         500,000
                                                        --------        --------
                                                        $     --        $     --
                                                        ========        ========
Shows and computer programs:
       Original cost                                    $829,800        $829,800
       Less accumulated amortization                     829,800         829,800
                                                        --------        --------
                                                        $     --        $     --
                                                        ========        ========
Game inventory:
       Original cost                                    $ 75,400        $ 75,400
       Less amounts used in operations                    75,400          75,400
                                                        --------        --------
                                                        $     --        $     --
                                                        ========        ========
Organization costs:
       Original cost                                    $    758        $    758
       Less accumulated amortization                         758             758
                                                        --------        --------
                                                        $     --        $     --
                                                        ========        ========


       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 36

Game inventory was expensed as used. All other assets listed above were amortized over sixty (60) months. Amortization expense on the above intangible assets totaled approximately $266,000 for the year ended December 31, 1996.

Note 5 - Mortgage note payable
------------------------------

On April 1, 1996, the Company  borrowed  $250,000 from a mortgage  company.  The note is payable in thirty (30) equal monthly installments of $3,330 including interest at fourteen percent (14%) per annum, with a final balloon payment of any remaining unpaid principal due October 1, 1998, secured by a deed of trust on the Company's real estate. The balance on this note was $239,701 at December 31, 1997. Due to events as described at Note 8, the entire balance of the note has been classified as current. The note includes pre-payment penalties ranging from 4% to 6% depending upon the timing of the prepayment.

In connection with the above note, the lending company was granted options to purchase 250,000 shares of common stock for $0.50 per share. These options expire upon repayment of the loan. In addition, the Company agreed to issue 5,000 shares of preferred stock to the lender to cover $20,000 in loan closing costs. Upon issuance, the Company inadvertently issued 25,000 shares instead of $25,000 in value of preferred stock to the lender. Such shares were outstanding at December 31, 1996. In March, 1997, the lender returned the certificate for the 25,000 shares to the Company, and a new certificate for 5,000 shares will be issued. The Company has recorded all 25,000 shares as outstanding at December 31, 1996, and reduced paid-in capital for the value of the extra 20,000 shares. The adjustment to paid-in capital has been reversed in 1997 with the issuing of the new certificate.

Note 6 - Common and preferred stock activity
--------------------------------------------

The Delaware corporation is authorized to issue up to 40,000,000 shares of common stock with a par value of $.001 per share, and 10,000,000 shares of preferred stock with a par value of $5.00 per share. The preferred stock may be issued from time to time in one or more series, the shares of each series to have such voting powers, dividend rates, designations, preferences, and other characteristics as adopted

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 37 by the Board of Directors. Preferred stock issued to date consists of one series (Series A), having a liquidation preference of $5.00 per share, paying no dividend, and convertible into common stock upon demand, at a conversion rate that would transfer shares of common stock worth an amount equal to the par value of the preferred stock based upon the market value of the common stock at the date of conversion.

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

The Company's income (loss) per share was calculated using 5,345,439 weighted average shares outstanding for each of the years ended December 31, 1997 and 1996, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 38 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

Note 7 - Income taxes
---------------------

Deferred income tax assets and liabilities are summarized as follows at December 31:
                                                    1997               1996
                                                    ----               ----
Deferred tax assets
      attributable to operating
      loss carry forwards                        $ 3,500,000        $ 1,380,000
Valuation allowance due to
      uncertainty surrounding
      realization of operating
      loss carry forwards                         (3,500,000)        (1,380,000)
Deferred tax liabilities                                  --                 --
                                                 -----------        -----------
Total deferred taxes                             $        --        $        --
                                                 ===========        ===========

The Company has available at December 31, 1997, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:

               Amount of Unused Operating     Expiration During
                  Loss Carry forwards       Year Ended December 31,
                  -------------------       -----------------------
                       $  200,000                    2001
                          550,000                    2002
                        1,200,000                    2003
                          300,000                    2004
                          490,000                    2007
                          340,000                    2008
                          320,000                    2009
                          650,000                    2010
                        1,050,000                    2011
                        4,700,000                    2012
                       ----------
                       $9,800,000
                       ==========

Note 8 - Commitments, risks and contingencies
---------------------------------------------

The Company managed for various charities a bingo hall in Piedmont, Alabama. A political effort was mounted in 1998 to eliminate public bingo parlors in the Piedmont area. As of the date of these financial statements, it appears that management will be forced to liquidate its bingo facility at a large loss. Management has estimated that under the current circumstances, the facility can be sold for only

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 39 approximately $2,000,000 (net of substantial legal and other settlement costs), and accordingly has reduced the carrying value of such assets to this amount. Pending sale, the facility is not available for bingo operations, and accordingly, the Company has no source of income at this time. Proceeds from the sale should be sufficient to allow the Company to settle all debts and fund operations until new sources of revenue can be generated.

The Company is in the process of developing bingo productions to be broadcast by satellite and via the Internet into homes of viewers throughout the United States. Should local, state, or federal laws change regarding bingo, such changes could have a material impact on the ability of the Company to generate future revenues.

The Company has a history of issuing  common  stock for  services  difficult  to value or yet to be provided. Approximately 3,000,000 (or 57%) of the common stock outstanding at December 31, 1997, is restricted in some fashion as a result of the above transactions. Furthermore, the Company has in prior years canceled common stock certificates due to non-performance of the third parties involved in certain of the above transactions. Although no party to such transactions has yet instigated litigation involving the Company for cancellation or restriction of related shares, due to the volume of such transactions, litigation relating to such activity remains a possibility. Management feels all actions it has taken to cancel or restrict common stock are with merit, and does not anticipate any material loss being incurred by the Company relating to future resolution of these matters.

The Company has an employment agreement with Mr. Ron Foster, shareholder and president, which expires on December 31, 2001. Under the agreement, Mr. Foster is entitled to $130,000 in minimum annual salary, cash bonuses of the lesser of 10% of revenues or 5% of pre-tax profits, and stock bonuses equivalent to 10% of pre-tax profits before depreciation. To date, Mr. Foster has accepted no more than $120,000 per year as adequate compensation under the contract. There is no guarantee that Mr. Foster will continue to accept an amount less than that stipulated in the agreement.

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

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 40

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
                                                December 31,        December 31,
                                                    1997                1996
                                                -----------         -----------
Statement of Operations Data
----------------------------
Gross Revenues                                      544,662             421,128
Income from Operations(Loss)                     (4,723,202)         (1,049,719)
Net Income (Loss) per share *                          (.88)               (.20)

Balance Sheet Data
------------------
Assets
------
Current Assets                                      118,160             190,624
Property & equipment, less
    accumulated depreciation                      2,752,900           7,026,112
Other Assets                                         84,174             224,288
                                                -----------         -----------
Total Assets                                      2,955,234           7,441,024

Liabilities
-----------
Current Liabilities                                 847,634             484,647
Long Term Liabilities                                   Nil             240,229
Total Liabilities                                   962,288             724,876
Total Stockholders' Equity                        1,992,946           6,716,148
--------------------------                      -----------         -----------
Total Liabilities and Equity                    $ 2,955,234         $ 7,441,024
----------------------------                    -----------         -----------

-----------------
* See above. Per share data is computed based on the weighted average of common stock outstanding as of the report date.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 41

Item 8. Charges in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

        None

Item 9. Directors, Executive Officers, Promoters and Control Persons
--------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the members of the Registrant's board of directors and its executive officers, the positions with the Registrant held by each, and the period during which each such person has held such position.

Name                 Age     Position                                    Since
----                 ---     --------                                    -----
Ronald Foster        56      President/Chairman of the Board             1986
William Beggs        54      Director                                    1998
Karien Anderson      47      Secretary/Treasurer/Director                1997
Claude Pichard       43      Director                                    1986
Mel Ray              58      Director                                    1997

                                     ------

     Messrs. Fosters, Mr. William Beggs, Mr. Prichard and Ms. Anderson are all engaged with the Registrant's business on a full time basis.

All directors hold office until the next annual meeting of stockholders of the Registrant (currently expected to be held during April 1999) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the board of directors. There are currently no committees of the board of directors.

Biographies of the Registrant's Executive Officers and Directors
----------------------------------------------------------------

Ronald Foster
-------------

Mr. Foster, 56, is presently Chairman, President, Chief Executive Officer, and Executive Producer for SBI Communications, Inc. He has been working with the Registrant since its inception in 1984. His

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 42 primary responsibilities include finance, marketing and technical review. In addition to his responsibilities with the Registrant, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia. Mr. Foster was also owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. Since 1987, Mr. Foster has served as president and director of Ed-Phills, Inc., a Nevada corporation and is now an executive vice president and member of the board of directors of Golden American Network, a California corporation. Since 1984, he has also been the president and chief executive officer of ROPA Communications, Inc., which owns and operates WTAU-TV-19 in Albany, Georgia. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network (FNN), a national cable network. Mr. Foster also has experience as technical director and associate producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS. Mr. Foster is Driector/Producer/Writer of the Registrant Interactive Broadcast Programs.

Karien Anderson
---------------

Ms. Anderson is 47 years old and resides in Piedmont, Alabama. Ms. Anderson has extensive experience in executive secretarial business, including government and private sectors. She has extensive background in the field of advertising, marketing, special event promotions, contract management, personnel management and real estate. Ms. Anderson currently holds a real estate licence. Ms. Anderson has been involve as coordinator for non-profit association for the last eighteen years. She is currently employed as Secretary and property manager for SBI Communications, Inc.

Claude Pichard
--------------

Mr. Pichard, 44, has been a Vice President and a director for the Registrant since 1986. His primary responsibilities include directing and developing the interactive Bingo and auction programs. Mr. Pichard has over twenty years of television experience as a producer, director and scriptwriter. He served as creative services director at WCTV in Tallahassee, Florida, where he headed an award-winni ng team of directors, writers and artists for the number one station in its market. He has also worked with numerous Hollywood-based game shows and was the director for the Bolivian National Lottery game. In addition to his responsibilities with the Registrant, Mr. Pichard also serves as a research and training specialist with the Florida Department of Law Enforcement where he supervises the production of training tapes, public service announcements and media related courses. Mr. Pichard holds a bachelor of science degree in mass communications from Florida State University.

Mel Ray
-------

Mr. Ray is 58 years old and resides in Tampa, Florida. Mr. Ray has been an executive in the bottled and natural gas industries for more than 30 years, and currently manages six gas companies in the state of Florida, ranging from the west coast Tampa area all the way to the east coast of Florida. Mr. Ray's extensive experience in utility companies gives him a great understanding of local and federal government regulations. Due to the nature of his business, Mr. Ray also possesses knowledge concerning hazardous materials transportation, bulk purchasing, retail sales, management, marketing, acquisition, and personnel. Mr. Ray has 20 years of experience operating some of the most profitable

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 43 divisions of Tropi-Gas, Petrolane, and Star Gas as an executive both in its international and domestic markets. Mr. Ray is an officer and director of the company.

Williams Beggs
--------------

Mr. Beggs is 54 years old and resides in Fort Lauderdale, Florida. Mr. Beggs has been a member, in good standing, of The Florida Bar since 1973. Mr. Beggs practices real estate and corporate law in the Fort Lauderdale area.


Item 10 Executive Compensation
------------------------------

The Summary Compensation Table below sets forth all compensation paid to the Officers and Directors of the Registrant during the Registrant's year ended December 31, 1996 and 1997. Prior to June of 1992, the date on which a change in control of the Registrant was effected and current management took over their respective positions, previous management conducted no business, the Registrant's was inactive and no compensation was paid or deferred to and of the Registrant's officers or directors.

                         1996 Summary Compensation Table
                         -------------------------------

Name                 Annual Compensation                Long Term Compensation
and                                           Awards       Awards      LTIP        All
Principal                                   Restricted   Restricted    Pay-       Other
Position            Salary  Bonus    Other    Stock        Options     outs    Compensation
--------            ------  -----    -----    -----        -------     -----   ------------
Ronald Foster **      5       *        *        *             *          *         *
Claude Pichard +      *       *        *        *             *          *         *
Mel Ray (2)           *       *        *        *             *          *         *
Thomas Barrett(4)     7       *        *        *             *          *         *

                         1997 Summary Compensation Table
                         -------------------------------

Name                 Annual Compensation                Long Term Compensation
and                                           Awards       Awards      LTIP        All
Principal                                   Restricted   Restricted    Pay-       Other
Position            Salary  Bonus    Other    Stock        Options     outs    Compensation
--------            ------  -----    -----    -----        -------     -----   ------------
Ronald Foster **     (5)      *        *        *             *           *        *
Claude Pichard +      *       *        *        *             *           *        *
Mel Ray (2)           *       *        *        *             *           *        *
Karien Anderson(1)   (6)      *        *        *             *           *        *
Thomas Barrett (4)   (8)      *        *        *             *           *        *
---------------

*   None.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 44

**   President, Chairman and Chief Executive Officer.
***  Former Secretary, Treasurer and Chief Financial Officer.
 +   Vice President.
(1)  Secretary and Treasurer.
(2)  Director.
(3)  Director.
(4)  Vice President.
(5)  $130,000.
(6)  $ 30,000.
(7)  $  1,500.
(8)  $ 30,000.
(9) No person listed has any options to acquire securities of the kind required to be disclosed pursuant to instruction 1 of Item 403 of Regulation SB.

Employment Agreements
---------------------

The Registrant is a party to an employment agreement with Ronald Foster, a copy of which is filed as an exhibit to this registration statement. The following summary thereof is qualified in its entirety by reference to such exhibit.

On January 1, 1992, Mr. Foster entered into a ten year employment agreement with the Registrant, renewable thereafter for continuing one year terms unless one of the parties provides the other with written intention not to renew, on or before the 180th day prior to expiration of the then current term. Although the agreement can be terminated by the Registrant for cause, or the Registrant's stockholders can refuse to comply with its terms by not re-electing Mr. Foster as a director, such events accelerate Mr. Foster's rights to compensation under the Agreement.

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

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 45

(c) Mr. Foster is entitled to a salary starting at $2,500.00 per Week, but subject to review on a quarterly basis, with the expectation that it will be substantially increased as increased profits and cash flow from operations permit.

(d) In addition to the foregoing, Mr. Foster is entitled to a benefit package equal to the most favorable benefit package provided by the Registrant or its subsidiaries to any of their employees, officers, directors, consultants or agents.

All required payments are accruing until such time as the Registrant has adequate funds to meet its operating expenses and commitments.

Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

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

Name and Address of                 Amount of         Nature of       Percent of
Beneficial Owner *                  Shares            Ownership       Class
------------------                  ------            ---------       -----
Ronald Foster                       1,632,089         Record &        32%
103 Firetower Road                                    Beneficial
Leesburg, Georgia, 31763

Larry Cahill                        1,000,000         Record &        19%
3330 Southgate Court                                  Beneficial
Cedar Rapids, Iowa 52404

Michael Graham                        500,000         Record &        10%
1804 Cherry Lane                                      Beneficial
Bluefield, West Virginia 24701
---------------
*        Includes all stock held either personally or by affiliates.

(b) Security Ownership of Management
------------------------------------

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 46

     The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Registrant, its parent or subsidiaries, ,owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.

Title of   Name of                        Amount          Nature of   Percent of
Class      Beneficial Owner               Shares          Ownership   Class
-----      ----------------               ------          ---------   -----
Common     Ronald Foster                  1,632,089       **          32.00%
Common     Karien Anderson                0               ***         00.00%
Common     Claude Pichard                 10,000          **          00.07%
Common     Betty Rodgers                  5,000           ***         00.035%
Common     Williams Beggs                 0               ***         00.00%
Common     All officers and directors
           as a group (5 people)          1,647,089       **          33.05%
---------------
*        Includes all stock held either personally or by affiliates.
**       Record & Beneficial.
***      Not Applicable.

To the best knowledge and belief of the Registrant, there are no arrangements, understandings, or agreements relative to the disposition of the Registrant's securities, the operation of which would at a subsequent date result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

There are no family relationships among directors, executive officers or persons chosen by the Registrant to be nominated as a director or appointed as an executive officer of the Registrant of any of its affiliated subsidiaries.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 47

                                     PART IV
                                     -------

Item 13.  Index to Exhibits
---------------------------
          Description of Exhibits
          -----------------------
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

     .2   ***               Re-incorporation in Delaware Instruments.

3.                          Constituent Documents:
                            ----------------------
     .1   ***               Articles of Incorporation, as amended

     .2   ***               Bylaws, as amended

10.                         Material Contracts:
                            -------------------
     .1   ***               Agreements for Purchase of Piedmont Bingo Hall
                            (Frontier Palace).

     .2   ***               Employment Agreement between Registrant and
                            Ronald Foster.

     .3                     Joint Venture Agreements:
                            -------------------------
          ***    .1         Joint Venture Agreement with VPACS Limited (a New
                            York corporation)
          ***    .2         Cahill Agreement
          ***    .3         La Yate Company Limited (Hong Kong)
          ***    .4         PandaAmerica/Glendale Studios

     .4                     Bingo Hall Agreements:
                            ----------------------
          ***    .1         Chief Strikeaxe Trading Post (Oklahoma)
          ***    .2         DCA Services Division, Fort Benning, Georgia
     .5   ***               Lease and Service Provider Agreements with Piedmont
                            Jaycees.

     .6                     Program & Production Agreements:
                            --------------------------------
          ***    .1         Glendale Studios Production Agreements
          ***    .2         Las Vegas Television Network, Inc.

     .7   ***               Lease Agreement dated January 17, 1996, with
                            Integrated Telephony Products, Inc.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 48

          Page or
Exhibit   Source of
Number    Incorporation     Description
------    -------------     -----------

     .8                     Agreements with Bradley M. (Brad) Tate:
                            ---------------------------------------
          ***   .1          Memorandum of Service Agreement
          ***   .2          Consulting Agreement
     .9   ***               Alamo Leasing Agreement

     .10                    Letters of Intent:
                            ------------------
          ***   .1          Glendale Studios, Inc.
          ***   .2          Cherokee Indians of Georgia, Inc.
          ***   .3          Promotions International Corporation.

     .11                    Licensing Agreements:
                            ----------------------
          ***   .1          Fertina-C, LTD, March 25, 1992 (Greece)
          ***   .2          Satellite Bingo, Inc. and Luis Manuel Da Costa
                            Matias, January 18,
                                    1991(Brazil)
          ***   .3          I.O. Report, C.A., March 23, 1993, (Venezuela)

     .12                    LACOA Agreements:
          ***   .1          Lobbyist Engagement Agreement
          ***   .2          Management Agreement

11.       *                 Statement re computation of per share earnings.

21.       **                Subsidiaries of the Registrant.

99.                         Additional Exhibits:
                            --------------------
          ***   .1          Letter from Fletcher, Heald & Hidreth to Ron Foster,
                            dated April 10, 1992, referencing communications with Cynthia Young, Assistant Chief, Support of
                            Litigation, rganized Crime and Racketeering Section of the Criminal Division, United States Department of Justice.

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

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 49

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
                            1995, prepared by Phillip C. Ledbetter.

                                    ---------
o Incorporated by reference from the disclosure thereof in the financial statements filed herewith.

**   Incorporated  by reference  from the  disclosure  thereof at Part I, Item I
     (Description  of  Business),   located  at  page  3  of  this  registration
     statement.

***  Provided in the original filing and/or first amendmentfo the 10-SB.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 50

                             Additional Information
                             ----------------------

                                  Headquarters
                                  ------------
                            SBI Communications, Inc.
                        P.O. Box 729 - 103 Firetower Road
                               Leesburg, GA 31763.

                                  Subsidiaries
                                  ------------

                 SBI Communications, Inc., a Nevada Corporation
            955 South Virginia Street; Suite 116; Reno, Nevada 89502

                  Satellite Bingo, Inc., a Georgia Corporation
           103 Firetower Road - P. O. Box 729, Leesburg, Georgia 31763

                              Officers & Directors
                              --------------------
    Ronald Foster: President, Chairman of the Board, Chief Executive Officer
                  Karien Anderson: Secretary/Treasurer/Director
                     Claude Pichard: Vice President/Director
                                Mel Ray: Director
                            Williams Beggs : Director

                                    Auditors
                                    --------
                                  John Ratliff
                  Daniels and Ratliff Professional Group, Inc.
     301 South McDowell Street; Suite 1014; Charlotte, North Carolina 28204

                                 Transfer Agent
                                 --------------
                            Corporate Stock Transfer
               370 17th Street; Suite 2550; Denver, Colorado 80202

Exhibits to this Form 10-KSB will be provided, subject to payment of actual copy costs, to shareholders of the Registrant upon written request addressed to Karien Anderson, Secretary, SBI Communications, Inc., at the Registrant's headquarters listed above.

       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 40

                                   Signatures
                                   ----------

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this First Amended Registration Statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                            SBI Communications, Inc.

Dated: April 30, 1998
                               /s/Ronald Foster/s/
                                  Ronald Foster
                      Chairman, President & Chief Executive

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf or the registrant and in the capacities and on the dates indicated.

    Signature                       Title                              Date
    ---------                       -----                              ----

/s/ Ronald Foster          Chairman, President &                  April 30, 1998
-----------------          Chief Financial Officer
Ronald Foster

/s/ Karien Anderson        Director, Secretary, Treasurer         April 30, 1998
-------------------
Karien Anderson

/s/ Claude Pichard         Director, Vice President               April 30, 1998
------------------
Claude Pichard

/s/ Mel Ray                Director                               April 30, 1998
------------------
Mel Ray

/s/ Williams Beggs         Director                               April 30, 1998
------------------
Williams Beggs


       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 41

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                          Date of Report April 30, 1998

                             SBI Communications, Inc
             (Exact name of registrant as specified in its charter)
   ...........................................................................

                           Delaware 0-28416 58-1700840
             (State or other jurisdiction (Commission (IRS Employer
                 of incorporation) File Number) Identification)

           103 Firetower Road - P.O. Box 729 - Leesburg, Georgia 31763
               (Address of principal executive offices) (Zip Code)

      ........................(912) 759-0701...............................
               Registrant's telephone number, including area code

       A change of address for the Company to be effective April 30, 1998
                    The new address: SBI Communications, Inc
                                  P. O. Box 729
                               103 Firetower Road
                             Leesburg, Georgia 31763