Form 10KSB/A
period 1997-12-31
SBI COMMUNICATIONS INC
filed 1998-08-05
CIK 1013453

                       Securities and Exchange Commission
                             Washington, D.C., 20549

                                  FORM 10-KSB/A
             Annual Report Pursuant To Sections 13 Or 15 (d) Of The
  Securities Exchange Act Of 1934 For the Fiscal Year Ended December 31, 1997 Filed Pursuant To Sections 13 Or 15(D) Of The Securities Exchange Act of 1934
             Securities and Exchange Commission File Number O-28416
===============================================================================

                            SBI Communications, Inc.
            (Name of small business issuer specified in its charter)

===============================================================================




                 Delaware                                58-1700840
       (State or other jurisdiction of          (I.R.S. Employer Identification
       incorporation or organization)                      Number)
           Post Office Box 729
            103 Firetower Road
            Leesburg, GA 31763                         (912) 759-0701
(Address of Principal executive offices)          Issuer's telephone number
               (Zip code)
===============================================================================
        Securities registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:
        Common Stock, Par value $0.001 - Preferred Stock, Par Value $5.00
                               (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES X  NO __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES X NO __
Registrant's revenues for its most current fiscal year:             $544,662.00
Aggregate market value of the voting stock held by non-affiliates as of
April 30, 1998:                                                   $1,336,360.00
Number of common shares outstanding as of latest practical date at
$.001 par value:                                                      5,345,430

Documents Incorporated By Reference: None
Location of Exhibit Index: The index of exhibits is contained in part IV herein on page number 49.

Transitional Small Business Disclosure Format: Yes ____ No _X__

===============================================================================
                              Dated April 30, 1998

                                Table of Contents

Item        Page
Number      Number   Item Caption
------      ------   ------------
Part I
------
Item 1.        3     Description of Business
Item 2.       16     Description of Properties
Item 3.       17     Legal Proceedings.
Item 4.       18     Submission of Matters to a Vote of Security Holders

Part II
-------
Item 5.       18     Market Price of and Dividends on the Registrant's Common
                     Equity and other Shareholder Matters
Item 6.       24     Management's Discussion and Analysis or Plan of Operation
                     Executive Compensation
Item 7.       29     Financial Statements and Summary Financial Data
Item 8.       43     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
--------
Item 9.       44     Directors, Executive Officers, Promoters and Control
                     Persons
Item 10.      46     Executive Compensation
Item 11.      47      Security Ownership of Certain Beneficial Owners and
                     Management
Item 12.      49     Certain Relationships and Related Transactions

Part IV
-------
Item 13.      49     Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K

Signatures    53
----------




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 2

                                     PART I
ITEM I.   DESCRIPTION OF BUSINESS
GENERAL

SBI Communications, Inc., a publicly held Delaware corporation (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name Alpine Survival Products, Inc. Its name was changed to Justin Land and Development, Inc., during October of 1984, and to Supermin, Inc., on November 20, 1985.

The Company was originally formed to engage in the acquisition of any speculative investment or business opportunity without restriction as to type or classification. On September 29, 1986, Supermin, Inc., concluded a reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1954, as amended, pursuant to which it exchanged 200,000 shares of its common stock, $.001 par value (all shares numbers, unless otherwise stated, adjusted to reflect a one for 20 reverse stock split) for all of the capital stock of Satellite Bingo, Inc., a Georgia corporation organized on January 10, 1986, and the originator of the Company's current business (the "SBI Subsidiary"). In conjunction with such reorganization, the former stockholders of the SBI Subsidiary, acquired control of the Company and the Company changed its name to Satellite Bingo, Inc.

On March 10, 1988, the Company changed its name to SBI Communications, Inc., its current name, and on January 28, 1993, the Company reincorporated into Delaware through a statutory merger with a wholly owned Delaware subsidiary in reliance on the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended, provided by Rule 145(a)(2) promulgated thereunder.

The Company has three subsidiaries, SBI Communications, Inc., an Nevada corporation; Satellite Bingo, Inc., a Georgia corporation and SBI
Communications, Inc., a Alabama corporation. Unless the context requires otherwise, the term "Company" includes SBI Communications, Inc., a publicly held Delaware corporation, and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by SBI Communications, Inc., a publicly held Delaware corporation.

A report by the National Association of Fund-raising Ticket Manufacturers estimated that in 1992 annual gross receipts to charities in the U. S. from charity bingo games were approximately $2.6 billion. Industry groups estimate the growth rate of the industry at more than 10% annually. Management therefore estimates the U. S. charitable bingo market currently totals approximately $5 billion in annual receipts. Thus, while the charity bingo market is only a small percentage of the total U. S. gaming market, the Company believes that charity bingo is, and will continue to be, an attractive, growing market segment, despite the proliferation of alternative gaming options available to the public. Management believes that




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 3 the U. S. commercial bingo industry will remain attractive due to: i) increased customer recognition and participation; ii) favorable demographic trends, including an aging population with increasing disposable income; iii) reduced governmental funding of charities due to budgeting pressures; iv) the trend towards legalization of gaming activities; and v) the requirement in most jurisdictions that charity lessors operate commercial bingo centers and retain responsibility for all staffing and marketing costs. Management is also confident that the Company will prosper in the bingo industry based on: i) management's industry and operational experience; ii) the Company's early entry into the nationally fragmented bingo market, with no competition on a similar scale; and iii) the Company's positioning of its bingo centers in demographically and economically desirable markets, primarily in the southern part of the U. S.

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

After the bingo center is opened, the Company continues to act as a consultant/service provider to the



        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 4 participating charities, as well as property manager for the building in which the bingo games are held. The Company's role is to ensure profitable operation of the center and help resolve any conflicts that may arise. The Company's primary income is derived from rental payments from the charities for the lease of the building and equipment for bingo sessions at the center. These rental payments are generally controlled by state or local regulations and typically place a cap or ceiling on the amount to be realized by the Company per session (See Item 1 - Government Regulation). The participating charities keep the net proceeds after payment of rent to the Company and payroll costs to the bingo center employees. Additional income may also be earned by the Company through vending and concessions operations, the sale of bingo paper and supplies at certain of the centers and revenues from video gaming, where legal.

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

CURRENT OPERATIONS

The Company's bingo center strive to offer first class facilities and amenities, are committed to customer satisfaction and offer generous charity support. The Company believes that these principles, together with the Company's management experience, site selection methodology and ability to raise capital, distinguish the Company from direct competition and allow the Company and its charities to mutually prosper. The Company's participating charities raised approximately $300,000 proceeds in 1996 and 1997. The Company's current operations and potential expansions will likely remain focused on the southern part of the U.S. which offers favorable demographics and logistical advantages to the Company. A brief description of the Company's current operations is as follows.



        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 5

ALABAMA (ONE) BINGO CENTER)

The Company owns and leases a facility to local charities for bingo operations in Piedmont, Alabama that have been in existence since 1994, respectively. Bingo in Alabama is regulated at the local level with varying laws between counties and cities. Most local laws provide limits on jackpots and the number of weekly charity sessions that can be conducted except in Piedmont with no limits and ten hour sessions, five days a week.

FLORIDA

The Company will be opening a new facility in Fort Lauderdale, Florida. This facility will open in the third quarter of 1998.

The Company website is located in Coral Gables, Florida.

CALIFORNIA

The Company has a bingo program operating over the PandaAmerica Shopping
Network.



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

The Company expects to continue its expansion activities in those markets that allow charity gaming activities. Some states currently allow video gaming in charity centers, while other states are considering the legalization of charity video gaming. Assuming continued government and charity funding shortages and demonstrated customer interest, the Company believes that the number and types of games that charities can offer in conjunction with bingo will continue to increase. Management believes that video gaming such as bingo, blackjack, keno and poker, as well as video pull-tab machines, has tremendous appeal to both existing bingo clientele and potential new customers, and would substantially increase





        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 7 charity fund-raising and expand the overall market for charity gaming. The Company will remain actively involved in the legislative process of bringing charity gaming to states where the Company operates.

OTHER PRODUCTS OR SERVICES AND THEIR MARKETS

1. BROADCAST AND INTERNET

The Company has experience in the interactive communications and entertainment fields which brings together elements of the "information superhighway." It has created and broadcast interactive national television programs using state-of-the-art computer technology, proprietary software programs, satellite communications, and advanced telecommunications systems.

The Company's management believes that its experience in developing and delivering interactive television programs, as well as its ownership of proprietary systems and software, provide an advantage in its ability to launch new entertainment and information programs based on comparable resources.

A.       GLOBALOT BINGO

INTRODUCTION

Globalot Bingo and Satellite Bingo are proprietary interactive Bingo games which were broadcast by the Company in the past via satellite to participating cable and television stations. The Company plans to resume expanded broadcasts in the near future, when it repairs required telephone switching equipment.

The use of telephones for game card distribution makes it possible for home viewers to also participate in the Company's broadcast programs. The Globalot Bingo program was designed to provide larger jackpots than participating operations could individually pay, permitting participating cable and broadcast stations to attract larger viewing audiences, increase profits and attract commercial sponsors.

 A broadcast took place on June 15, 1996; however, subsequent broadcasts have been delayed by a problem with the Company's telephone switching equipment, which should be resolved in the near future. Future plans include expanding the game to other week nights. The game was broadcast over PandaAmerica Network in the past and daily broadcasts resumed during the forth quarter of 1997. The Company intends to broadcast a Million Dollar Globalot game each Saturday evening at 11:00 p.m. (eastern time).



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

Globalot Bingo cards may be obtained by telephone until a specified time. At that point the Company provides the serial number of cards obtained for that night's game to its central processing office.

In order to encourage participation and to develop a broad playing audience, Globalot Bingo developed a special Million Dollar Globalot game, designed to air each Saturday evening at 11:00 p.m. (eastern time). A broadcast took place on June 15, 1996; however, subsequent broadcasts have been delayed by a problem with the Company's telephone switching equipment, which should be resolved in the near future.

When broadcasts resume, the game will pay the first person who attains Bingo each broadcast night an advertised cash prize. The prizes will involve a chance to win $1,000,000 by being the first participant to cover the correct 8 numbers in 16 calls (the term call referring to the first 16 numbers selected in the game) or less (the "Quick Pick 8" game) or, guaranteed second prizes of $25,000. If there is no winner in the $1,000,000 game, the Company will pay the first person to cover the shaded area or complete the Quick Pick 8 game $5,000. In addition to the Quick Pick 8 game, the Company will award a $20,000.00 dollar grand prize to the first person covering an entire card. Cards obtained to play the Company's 24 hour program will be good for the entire week, including the Saturday Million Dollar Globalot game.

As additional players participate, the Company plans to increase the grand prize to $50,000.

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

The national winner will be called during the broadcast by the program's host, or, may call the Globalot Bingo 800 number shown on the program. Upon contact, the winner will provide the Company's staff




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 9 with his or her serial number and other necessary identification, including name and address. The winner is then instructed on how to claim the prize.

If for reasons beyond the control of Globalot Bingo the regular telecast and game cannot be broadcast, all prize moneys announced for that week will be added to the jackpot for the next succeeding game. All elements of the broadcast game are being conducted on the Company website.

TECHNOLOGY

The Company will use proprietary technologies that enable viewers at home to participate in Bingo games televised live in specific English speaking Hispanic markets in the US and Worldwide (local laws permitting).

Globalot Bingo has a special telephone number, 800-729-BINGO (2464), which is an access code to gain entry into long distance network. Upon dialing the number a caller hears a 45 second message disclosing who the caller has reached, providing information about Globalot Bingo, the caller's options and how to receive Globalot Bingo playing cards by telephone (including the cost and method of billing). A caller must have a prepaid calling card in order to obtain free Globalot Bingo playing cards via the phone, which must be purchased from the Company. The prepaid calling card also permits the purchaser to make long distance telephone calls at savings of up to 70% from regular long distance rates and will provide access to other services which the Company plans to make available in the future.

In the event the caller, (who must be 18 or over), wishes to proceed after the 45 second announcement he or she must activate the system. Upon activation by the caller, the call is automatically switched to the Globalot Bingo card distribution center, and charges for the call begin. The time necessary to receive three Globalot Bingo playing cards by telephone is eight minutes and the caller is charged $9.00 or $1.00 per minute. The charge for the call is deducted from the caller's prepaid calling card. The prepaid calling card may be obtained from the Tele-communications switch via credit cards or by sending in payment to the Company.

Interactive players will also be able to obtain a strip of three cards free of any charge by sending a stamped, self addressed envelope to the Company.

The Company has established a winners hot-line that will allow card holders to obtain information concerning winning cards. This will allow players to play and win even if they didn't have an opportunity to see the show. This number is 800-684-8493.

The Company also has the ability to receive long distance calls from 65 countries for Globalot Bingo playing cards, provided in the same manner as domestic callers except that service is provided in the predominant language used in the originating country. The cost for such calls will differ depending on




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 10 the country of origin. The Company receives a portion of each call paid, payment being different in each originating country. International callers can obtain play information over the Internet.

The Company's software and communications technology eliminates the need and minimizes the expense related to the printing and distribution of Bingo cards by permitting viewers to receive up to four "cards" (numbers) by phone; and, allows its telephone switching network to handle thousands of calls simultaneously, permitting optimum viewer participation in each game. The use of these technologies also eliminates the need for live operators.

The Company's production offices and computer center are located at 1239 South Glendale Avenue, Glendale, California 91205. Its phone number is 1-800-460-2170. Each strip of three cards gives the holder nine chances to win the Super Jackpot Prize.

COMPANY'S INCOME

The Company's income will be based on the difference between the telephone charges paid by players and the negotiated cost charged to by the participating long distance company. The long distance charges will appear on each caller's prepaid calling card, eliminating collection functions. Since no live operators are employed in recording and processing the calls and awards, the only expenses are related to the prizes offered, production and telecast of the Bingo game and administrative costs.


INTERNET

The Company websites are located at http://www.sbicommunications.com, http://www.globalot.com and http://www.abingo.com. Shopping, travel, bingo games and other items will be available for the consumer mid-1998. A-bingo club membership will be required, and membership fee will be $19.95 per month. To gain access to the site and take advantage of services and games available you must be a member. All bingo game are free and anyone may acquire free game cards by sending the Company a request and a SASE. Bingo games will be player 24 hours 7 days a week. Members may play all games available. Upon winning, the player will be sent an e-mail disclosing the game number, amount of winnings and be featured in the winners circle.





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

 1.  BROADCAST

INTERACTIVE TECHNOLOGY

A number of important trends support management's belief that the Company is re-entering the interactive television programming market at the right time with the right products. As the phenomenon known as the "Information Superhighway" continues to shape the way people




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 12 communicate with one another, receive information and facilitate transactions, a number of events are beginning to occur.

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

THE BINGO AND GAMING INDUSTRY

Bingo is derived from as Italian lottery game initiated in 1530, and still held every Saturday in Italy. It grew throughout Europe over the next two centuries. In 1929, a game called "Beano" was played at a carnival near Atlanta, Georgia. The game was played with dried beans, a rubber number stamp and some cardboard. Players won when they filled a line of numbers on their card.

The game of "Bingo" moved to New York, and quickly spread up and down the East Coast. By 1934, an estimated 10,000 bingo games were played every week. In 1996, approximately $6 Billion was spent on active bingo in North America alone. There are 64,000 charitable bingo centers in North America with over 60,000 organizations licensed to operate bingo. Bingo is the most accepted form of gaming by the public. There are approximately 60 millions people who visit a bingo facility each month and spend an average of $18.00 per visit. Bingo is expected to maintain or possibly increase its market share of total gaming industry receipts consistent with an aging U.S. population, which has more disposable income and time and enjoys playing bingo more than other age groups.

Management believes that the past success of the Company's interactive bingo programs are evidence that the game is as popular as ever among people around the world. Recent statistics generated by the United States government seem to strongly support this belief. According to a recent survey of American Gambling Attitudes and Behavior conducted by the United States Commission on the




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 13

Review of a National Policy Toward Gambling, bingo is the fourth leading "entertainment sport" in the United States, generating some 60,000,000 spectators and/or participants each month. This figure represents 7,300,000 more participants/spectators than Major League Baseball attracts and almost 40,000,000 more participants/spectators than NFL Football and NBA Basketball attracts.

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

These research findings and past experience support management's belief that bingo is as popular as ever and that there is a viable market opportunity for the Company's nationally and internationally interactive broadcast programs

THE COMPANY'S COMPETITIVE POSITION

The Company has no direct local competition for its current operations (the operation of its facility in Piedmont, Alabama). However, its operations are in competition with all aspects of the entertainment industry, both locally and nationally.

BROADCAST BINGO

The Company competes with all broadcast game shows and, more generally, all types of broadcast promotions designed to increase audience share and advertising revenues. Management is not aware of any nationally broadcasted bingo shows. Some locally-originated shows exist in various locations. Management believes, without assurance, that it has a competitive edge over other broadcast bingo promotions since Ron Foster originated the concept and has been promoting it since 1984. Management believes that the Company has established a reputation of equitable and complete service to the broadcast and gaming industry.

With respect to game shows and other types of broadcast promotion, management believes that the simplicity of the bingo game and its mass audience appeal enables the Company to successfully compete with other game shows.



        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 14

OTHER ACTIVITIES

The Company is not an established participant in the other areas in which it expects to operate; however, management believes that the fields involve rapidly developing markets which no single entity currently dominates, with great opportunities for entry level participants possessing an understanding of developing technologies. Consequently, although the interactive television fields are highly competitive and include major cable television and telephone companies, management is confident that its endeavors constitute a niche in which it can successfully compete.

2. SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL
   SUPPLIERS

None of the Company's proposed activities are reliant on raw materials. Rather, they depend on the ability to exploit emerging technologies that are expected to be readily available.

3. DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company's current operations are highly reliant on local charities. Its former broadcast operations and contemplated future operations are not expected to be reliant on any single or small group of customers.


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

PREMISES

Frontier Palace
458 Highway 278 Bypass - Piedmont, Alabama 36272                  Company-owned

GOVERNMENT REGULATION

Approximately 45 states and the District of Columbia have enacted laws permitting and controlling the operation of bingo centers. A small but growing number of these states also allow video gaming in charity sponsored centers. The Company complies within this regulated structure as both landlord and consultant/service provider to the charities. In most states the Company is required to obtain and maintain permits and/or licenses from state and local regulatory agencies. State regulations often limit




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 15 the dollar amount that the Company can charge a charity for rent per bingo session. Some states also limit the number of weekly sessions that may be conducted in a given bingo center, as well as the prize money that a charity may pay out per session.

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

ITEM 2 - PROPERTIES

The Company's principal offices were located in Piedmont, Alabama in facilities purchased by the Company on December 16, 1994, for $6,500,000 (paid in shares of the Company's preferred stock, valued at $5.00 per share). The facility is comprised of 80,000 square feet of usable space under roof, and includes a Bingo hall. The Bingo hall, including the personal property owned by the Company and maintained properties therein, has been leased on a month to month basis by the Company to Piedmont Jaycees, Inc. since August 10, 1995. The rental for the building and equipment located therein is $75,000 per month or $7,000 per day, whichever is greater, plus all other defined expenses, excluding insurance, ad valorem taxes, assessments, repairs, upkeep, maintenance and similar expenses. However, the Piedmont Jaycees were not able to pay $75,000.00 per month and the rent was reduce to a minium payment of $25,000.00 through the startup period.

The Company also has a branch office at 1239 South Glendale Avenue, Glendale, California, and Production Studio and transmission facilities are obtained from third parties at competitive rates. The premises are comprised of approximately 3,000 square feet for which the Company pays $1,000 per




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 16 month. The lease is scheduled to expire on December 31, 1998; however the Company is confidant that the lease would be renewed on favorable terms.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

The Company has no patent rights. It has the following service marks:

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

C-Note:               International Class 41 (production and distribution of television game shows)
                      applied for on September 24, 1993, by SBI Communications, Inc.

The Company obtained an assignment to a copyrights for "the Works," copyright registrations for Globalot Bingo and derivatives: Number PAU 855-931 (June 10,
1986); Number Pau 847-876 (March 11, 1986); Number PAU 788-031 (September 19,
1985); Number PAU 927-410 (November 4, 1986); Number PA 370-721 (February 9,
1988); Number PA 516-494 (January 17, 1991); Number PA 533-697 (January 17,
1991); from Satellite Bingo, Inc., to SBI Communications, Inc., dated September 14, 1993.


ITEM 3 - LEGAL PROCEEDINGS

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best knowledge and belief of the Company, during the past five years, no present or former director, executive officer or person nominated as a director or appointed as an executive officer of the Company or any of its affiliated subsidiaries, has been involved in:

             (1) Any bankruptcy petition by or against any business of which such person was a general partner or executive either at the time of the bankruptcy or within two years prior to that time;





        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 17

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



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997. The Company's annual shareholder meeting with voting on proxy issues is on April 28, 1999.


                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PREFERRED STOCK

All attributes of the currently unissued preferred stock will be determined by the Company's board of directors prior to issuance, as permitted by and subject to the requirements of applicable Delaware law. The currently outstanding preferred stock has a $5.00 per share par value and a $5.00 per share liquidation preference; paying no dividend but convertible into common stock upon demand at a conversion rate equal to $5.00 per share divided by the market value of the common stock at the date of conversion. The preferred stock has no voting rights except as to matters specifically dealing with changes in the attributes of the preferred stock.

MARKET FOR COMMON EQUITY

The Company's stock is traded on the NASDAQ OTC Electronic Bulletin Board. The Company currently has 5,345,439 shares of stock outstanding, with 1,450,000 in the public float. There are




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 18 approximately 3,368 shareholders of record. For the fiscal year ended December 31st, 1997 the Company reported revenues of $544,662.00 and a net loss of $($693,879.00).

The Common Stock of Company has been traded over-the-counter since 1983. Its trading symbol is "SBID." No established public trading market exists for the Common Stock of Company at this time.


         No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 168,000 shares of preferred stock which are convertible into common stock. The Company is in the process of re-purchasing 1,500,000 of preferred shares from the previous owner of the property in Piedmont, AL.

         No common stock is currently being offered or proposed to be offered which offering could be reasonably expected to have a materially adverse effect on the market price of the Company's common equity; and

         There are approximately 5,345,439 shares of common stock which will become eligible for sale by December 31, 1998, pursuant to the provisions of Securities and Exchange Commission Rule 144.

         The Company has not agreed to register securities for resale under the Securities Act of 1934, as amended, for anyone.

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






        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 19

                                  Common Stock

               Date                         Low                High
               ----                        ------              -----
           Fiscal 1996                     $ 0.62              $1.37

           Fiscal 1997
          First Quarter                    $0.25               $0.50
         Second Quarter                    $0.1875             $0.375
          Third Quarter                    $0.125              $0.25
         Fourth Quarter                    $0.1875             $0.375

                                     ------
Prices quoted reflect a one share for twenty reverse split effective on February 1, 1993.

DIVIDEND POLICY

The Company has never paid any dividends. it is the present intention of the Company to pay dividends as soon as possible. There can, however, be no assurance that funds for payment of dividends will ever be available, or that even if available, the Company's board of directors then serving will resolve to declare them.

MARKET

The Company's securities are currently quoted on the Nation Association of Securities Dealers, Inc.'s NASDAQ Bulletin Board and on the National Daily Quotation System, Inc.'s "Pink Sheets." The Company expects that its securities will be listed on the National Association of Securities Dealers, Inc.'s automated quotation system ("NASDAQ") within the next 12 months and that they will be traded under its current symbol "SBID".

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




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 20

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

Rule 3a51-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying Electronic Quotation System (i.e., an automated inter-dealer quotation system as set forth in Exchange Act Section 17B(b)(2)). "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. (Release No. 30608, Part III.A.3.b). An inter-dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers. In the case of a unit composed of one or more securities, the price divided by the number of shares of the unit that are not




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 21 warrants, options, or rights must be five dollars or more. Furthermore, the exercise price of any warrant, option, or right, or of the conversion price of any convertible security, included in the unit must meet the five dollar requirement. For example: a unit composed of five shares of common stock and five warrants would satisfy the requirements of the rule only if the unit price was twenty-five dollars or more, and the warrant exercise price was five dollars or more. Once the components of the unit begin trading separately on the secondary market, they must each be separately priced at five dollars or more. (Release No. 30608, footnote 66).

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

An exclusion is available for the securities of issuers that meet certain financial standards. This exclusion pertains to: (1) issuers that have been in continuous operation for at least three years having net tangible assets in excess of $2 million (Rule 3a51-1(g)(1); ii) issuers that have been in continuous operation for less than three years having net tangible assets in excess of $5 million (Rule3a51-1(g)(1); iii) issuers that have an average revenue of at least $6 million for the last three years (Rule 3a51-1(g)(2)). To satisfy this requirement, an issuer must have had total revenues of $18 million by the end of a three-year period. (Release No. 30608, Part III.A.4). The Company believes that its securities qualify under this exemption.

For domestic issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must have




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 22 been audited and reported on by an independent accountant in accordance with Regulation S-X. For foreign private issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must be filed with the Securities and Exchange Commission pursuant to Rule 12g3-2(b). If the issuer has not been required to furnish financial statements during the previous fifteen months, the statements may be prepared and audited in compliance with generally accepted accounting principles of the country of incorporation.

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

SECURITY HOLDERS

As of December 31, 1997, the latest practicable date for which information is available, the Company's management was of the opinion that the Company had approximately 3,368 common stock holders.

DIVIDENDS

There have been no cash dividends declared or paid since the inception of the Company and no dividends are contemplated to be paid in the foreseeable future.

DESCRIPTION OF SECURITIES

GENERAL

The Company is authorized to issue 50,000,000 shares of capital stock, 40,000,000 shares of which are designated as common stock, $.001 par value per share, and the balance as preferred stock, $5.00 par value per share.

As of December 31, 1997, 5,345,439 shares of Common Stock were outstanding (excluding the 2,500,000 shares held but not yet allocated by the Company's Employees' Trust) and held of record by approximately 3,368 persons. In addition, 1,668,000 shares of preferred stock were outstanding, and held by approximately five persons. The Company plans to repurchase 1,500,000 preferred shares.

CORPORATE STOCK TRANSFER, 370 17TH STREET, SUITE 2350; DENVER COLORADO 80202, ACTS AS TRANSFER AGENT AND REGISTRAR FOR THE COMPANY'S COMMON AND PREFERRED STOCK.



       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 23

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation.

INTRODUCTION

The Company is currently in the development stage of its business cycle. Since its inception, the Company has actively pursued licensing agreements designed to generate royalty income in exchange for providing software and methods involving bingo game production. In the past, the Company has entered into various agreements covering territories in Brazil, Greece, Hong King, and Indian reservations, military bases, and charity bingo parlors in the United States. Prior emphasis on these type of licensing agreements has proven to be ineffective. No licensee currently has bingo operations generating significant fees or royalties for the Company. The majority of its current operating income is provided by rental income generated from the lease of its bingo facility to non-profit charities in a facility owned by the Company. The majority of future revenues, however, are not anticipated to occur in either of these areas. The Company hopes to generate significant future revenues from telecommunications services involved in interactive bingo and television buying shows by purchasing large blocks of long distance telephone time and reselling such time to television audience users at a profit. Management of the Company has made this area of business their first priority, and most of the other plans for the future are based on the success of the telecommunications area. Management would like to broadcast the bingo show to as many viewers as possible, and although there are no current foreign agreements, management's plans are not limited to the U.S. Management intends to pursue contracts with foreign countries and begin its bingo programs on the Internet. Overall, management hopes to be able to generate net revenues of $10 million annually from this area of business. The Company also has plans to expand operations through the acquisition of television production facilities and rights to a television buying show. This would allow the Company to produce their bingo show in their own studio and broadcast it over their own network. It will also give management freedom to use their experience in programming and production to produce other forms of interactive entertainment, such as the ideas of Public Domain Broadcasting and The Life and Leisure Network mentioned elsewhere in this offering document. Diligently being examined are the legal opinions submitted for imminent contractual arrangements between two companies with the Company, a major international shop at home entity and a telecommunications company. Both of these entities are NASDAQ listed. Management feels confident that a deal will be consummated by year end 1998 allowing the Company to commence operations on a full scale in the telecommunications business segment.

The Company is continuing to search for avenues to develop future revenue. In light of the preliminary and conditional nature of negotiations, no assurance can be provided as to the likelihood that such proposed projects will come to fruition. A summary of projects currently being pursued is as follows:



       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 24

FRONTIER PALACE

Because the Piedmont Jaycees did not perform as represented, and their management did not develop business, gross revenues were 50% of their projections, and agreement in their premises lease: Jaycees salaries exceeded budgets; operations schedule was not full time. Therefore, their lease was allowed to not be renewed at the end of 1997.

At the same time, local political influences developed negative local law changes as a reaction to the Piedmont Jaycees operation. Local ordinances are being adopted to limit all charity bingo operations and the amount of employees and establish a requirement of near gross proceeds being donated for charitable purposes regardless of reasonable and necessary operation expenses with no revenues to the employees of the charity .

In reaction to the above political/legal trends, management has negotiated two business leases of the premises. Because management is working with technical computer advisors and systems designers in the Boca Raton/Fort Lauderdale, Florida area, management believes that their observations of the local charity Bingo market appears to be more hospitable in Southeast Florida, rather than northeast Alabama

Two business enterprises have agreed to lease the premises at a gross rent of $70,000.00 per month, subject only to the company paying real estate taxes (approximately $35,000.00 per year, insurance $30,000.00 per year and the usual exterior, structural maintenance, estimated at no more that $20,000.00 per year). Gross rental income then is at $840,000.00 per year with estimated expenses and contingencies at $85,000.00 per year, indication gross income at $755,000.00.

The two tenants are credible business operations with a history and financial capability, as follows:

         (1) Regency Communications, Inc. for operation of a telecommunication marketing center and advertising/video studio as part of their marketing efforts. Rent at $40,000.00 per month or $480,000 per year, plus agreement to jointly manage the property and develop complimentary products.

         (2) Dee Fords, Inc. is a country western dance hall, restaurant and bar operation with an operations history in Anniston, Alabama. Their management seeks a large location to accommodate up to near 2,500 attendees. Their operation involves what is known as a "show Palace" for well- known country and western musical shows, which includes dancing, dinning and bar service. Their agreed rental includes use of the kitchen and snack bar facilities, and is at a gross rent of $30,000.00 per month or $360,000.00 per year.





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 25

INTENET WEB SITE

The company established a secure web site allowing individuals to join "A Bingo Shopping Club for a fee of $19.95 per month which is a shopping club for a variety of products, services, Bingo game related events and items, travel and consumer goods; the opportunity is primarily a shopping club. No charge is made for Bingo cards, and for allowing members to play an on-going Globalot Bingo game, with winnings credited to the member's account or delivered to the member at their option. Payment for membership will be made by credit card, bank check, debit/ATM cards and by lec billing or "900" telephone number. The web site is hosted by a Coral Gables educational organizations. Fulfillment of the operation is by sites and organizations in Fort Lauderdale, Florida. The company will at some point host its own web site with server and tee access to the Internet. The company will generate additional revenues by offering advertising and its web services to others.

SATELLITE BINGO.

The company has developed a pay-per-view television game show to be operate by SBI, at a studio within the Piedmont, Alabama property, or within a production studio, as is most efficient. The charge for a weekly two hour broadcast is $9.95 per subscriber per broadcast; SBI receives $5.00 with the broadcaster/network company paid the balance.


LIQUIDITY

The following table summarizes working capital and total assets:


                                            Fiscal Year Ended December 31,
                                              1997                  1996
                                              ----                  ----
Working Capital                             $  118,160           $  290,023
Total Assets                                $6,984,557           $7,441,024

December 31, 1995, the Company's current assets exceeded its current liabilities, creating a working capital surplus. The surplus is primarily the result of the issuance of preferred convertible stock to liquidate liabilities owed to shareholders, and in income provided by the Company's operating activities relating to approximately $100,000 in fees collected from charities that sponsor bingo games at the Company's bingo hall.

At December 31, 1994, the Company had current liabilities in excess of current assets, principally due to administrative expenses incurred during the development stage that have been funded by the majority stockholder in the form of advances due on demand. The Company has had some success in issuing stock for services, and accordingly has kept the working capital deficit to a minimum during these years.




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 26

The changes in total assets are attributable to the Company's purchase of a building (bingo hall) in 1994 through the issuance of preferred stock. As a result, income from bingo hall operations has boosted working capital in the calendar year ended December 31, 1997. In the years prior to 1996, the Company was primarily involved in securing licensing agreements for rights to software and methods of operating bingo games it had developed.

As the Company continues to operate in the development stage, no significant cash flow is being generated from operating activities. 1997 was a relatively dormant year. The Company was able to generate $12,000 in cash flow from operations principally from management/services of the bingo hall in the year ended 1997. Shareholders also advanced net funds of $51,564 in 1996 and was repaid in the year ended 1997, allowing the Company to generate positive total cash flow of $56,607 for the year. In 1996, the Company became more active in pursuing ventures, as well as managing the bingo hall for the entire year. For 1995, the charities operating the bingo hall struggled, and the Company collected less funds than were needed to operate the games, as well as to cover administrative costs and costs of the facility. As a result, the Company used $350,199 in net cash flow for operations. The Company also acquired various operating equipment at a cost of $105,363. To fund these cash flow needs, the Company was able to obtain $250,000 in proceeds from a loan to an affiliate, and $165,000 in proceeds from the sale of common stock. Combined, this resulted in a net decrease in cash for the year of $47,339.

CAPITAL RESOURCES

Since its inception, the Company's only significant sources of capital have been from the sale of common stock and loans from shareholders. See a discussion of these transactions under Item 7 - Certain Relationships and Related Party Transactions, and in the Consolidated Financial Statements of the Company. The Company has also acquired significant assets through the sale of convertible preferred stock. The Company anticipates continued expansion of its business through acquisitions using Company stock. Furthermore, with the bingo hall acquired in 1994 now in operation, the Company anticipates generation of revenues from the lease of this facility sufficient to cover administrative costs still being incurred as the Company moves forward in its development stage.





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 27

RESULTS OF OPERATIONS

The following table sets forth the relative relationship to total revenue of the revenue categories in the Company's statement of income and percentage changes (rounded to the nearest whole dollar).

                             Amount of Total Revenue

Fiscal Year Ended December 31,                        1997           1996
                                                      ----           ----
           Revenues:
               Licenses & Royalties                       -0-            -0-
               Bingo Hall Operations                $ 411,033       $352,000
               Kitchen and gift shop revenues         131,703         67,019
               Other Income                             1,926          2,109
                                                    ---------       --------
                       Total Revenue                $ 544,662       $421,128
                                                    =========       ========

In general, the Company experienced insignificant revenues in 1997 as it attempted to expand and develop its operations. Total revenues were $544,662 for 1997. The Company owns a bingo hall, during 1997 was leases to charities who sponsor bingo games. The Company also provides management services to assist the charities in the operations of the bingo games, for which the Company charges a fee. Net revenues related to the bingo hall operations were only $352,000 in 1996, but have grown to $411,033 for the calendar year ended December 31, 1997. Total revenues for calendar year ended December 31, 1997 were $544,662. Accordingly, except for the operation of the bingo hall, there are no other significant revenue sources of the Company at this time. For 1996 and 1997, the Company did not generated revenue from the sale of copyrighted bingo cards, foreign licensing agreements, sale of computer hardware or security systems, or other various areas of business opportunity discussed in this offering document.



       The Company's expenses can be summarized as follows:

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

The most significant expense relates to the amortization of trademark, game show and computer program assets the Company has developed. The expense is running $ 265,960 per year. Such assets will be fully amortized at the end of 1997. For 1997, the Company also had depreciation on the bingo hall and related equipment, which will approximate $367,202 per year. These expenses do not require the use of cash. The low level of other expenses in 1994 is due to a slow down in the general activity of the Company as it




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 28 explored alternative revenue generating ideas. With the addition of the bingo hall in late 1994, as well as the pursuit of television production and broadcast possibilities in 1996, such expenses have decreased in 1997. As the Company continues to pursue television production and broadcast possibilities, these expenses will continue to rise as a result of expanded facility space and travel costs. Interest and finance charge expenses increased in 1996 due to $200,000 in finance charges incurred to obtain short-term financing. These finance charges were paid for through the issuance of preferred stock.

Should the Company successfully acquire production facilities and broadcast companies under consideration, or expand operations in areas previously discussed as currently under consideration, revenues and expenses of the Company would change significantly. Management is not able to predict the impact of such changes on revenues or expenses at this time.

STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

See Notes To Consolidated Financial Statements included elsewhere in this filing for a description of the Company's calculation of earnings per share.

ITEM 7.    FINANCIAL STATEMENT AND SUMMARY FINANCIAL  DATA

FINANCIAL STATEMENTS

The unaudited consolidated balance sheet of the Company for its years ended December 31, 1997 and 1996 and the related consolidated statements of operations, stockholder's equity and cash flows are submitted herewith.

Index to Financial Statements

The audited consolidated balance sheet of the Company for its years ended December 31, 1997 and 1996 and related consolidated statements of income (loss), stockholder's equity and cash flows therefor, follow. The page numbers for the financial statement categories are as follows:




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 29


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





                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                                              1997            1996
                                                                                              -----           -----
                                     ASSETS
Current assets:
        Cash                                                                                 $   22,228      $   42,327
        Accounts receivable, net of allowance for doubtful
             accounts of $-0- at December 31, 1997 and 1996  (Note 8)                               250         120,306
        Accounts and notes receivable from affiliates (Note 2)                                    9,617           3,600
        Inventories                                                                              86,065          24,391
                                                                                             ----------      ----------
                                                                                                118,160         190,624
Property and equipment, net of accumulated
        depreciation (Note 3)                                                                 6,782,223       7,026,112

Other assets:
        Accounts receivable - long-term, doubtful accounts of at December 31, 1996                -             100,000
        Organization costs, trademarks, shows, computer
            programs and game inventory, net (Note 4)                                             -               -
        Deferred loan costs                                                                      21,109          56,200
        Deposits                                                                                 63,065          68,088
                                                                                             ----------      ----------
                                                                                             $6,984,557      $7,441,024
                                                                                             ==========      ==========


          See accompanying notes to consolidated financial statements.




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 30


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Note payable to trust managed by a shareholder (Note 2)                              $  150,000       $  200,000
        Mortgage note payable-current portion (Note 5)                                          239,701            5,873
        Capitalized leases-current portion (Note 5)                                              17,491                -
        Accrued wages due to principal shareholder (Note 2)                                     290,000          180,000
        Advances due to principal shareholder (Note 2)                                            -               14,901
        Account payable and accrued expenses                                                    150,442           83,873
                                                                                             ----------       ----------
                                                                                                847,634          484,647
Mortgage payable, long-term portion (Note 5)                                                      -              240,229
Capitalized leases, long-term portion (Note 5)                                                   62,216                -
Other notes payable (Note 5)                                                                     52,438                -
                                                                                             ----------       ----------
Total liabilities                                                                               962,288          724,876
                                                                                             ----------       ----------
Stockholders' equity (Note 6):
        Preferred stock, par value $5.00; 10,000,000 shares authorized;
            1,673,000 and 1,693,000 shares issued and outstanding at
            December 31, 1997 and 1996, respectively                                          8,365,000        8,465,000

        Common stock, par value $.001; 40,000,000 shares authorized; 5,345,439 shares issued and outstanding at December 31,
            1997 and 1996                                                                         5,345            5,345
        Paid in capital                                                                       3,567,343        3,467,343
        Accumulated deficit                                                                  (5,915,419)      (5,221,540)
                                                                                            -----------      -----------
                                                                                              6,022,269        6,716,148
                                                                                            -----------      -----------
                                                                                            $ 6,984,557      $ 7,441,024
                                                                                            ===========      ===========


          See accompanying notes to consolidated financial statements.




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 31

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF LOSS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                                1997            1996
                                                                                                ----            ----
Revenues (Note 8):
        Bingo hall rent                                                                     $   411,033     $   352,000
        Kitchen and gift shop revenues                                                          131,703          67,019
        Administrative fees                                                                       -                   -
        Other income                                                                              1,926           2,109
                                                                                            -----------     -----------
                                                                                                544,662         421,128
                                                                                            -----------     -----------
Expenses:
        Cost of sales - kitchen and gift shop                                                   180,563          37,892
        Salaries and related expenses                                                           157,649         170,822
        Facility costs                                                                           49,518          80,605
        General and administrative                                                              358,670         488,545
        Travel and production costs                                                             102,762          72,029
        Depreciation and amortization                                                           306,742         544,752
        Interest and finance expenses                                                            82,637          76,202
                                                                                           ------------     -----------
                                                                                              1,238,541       1,470,847
                                                                                            -----------     -----------
Net loss from operations                                                                       (693,879)     (1,049,719)

Net loss                                                                                   $   (693,879)    $(1,049,719)
                                                                                           ============     ===========


Net loss per share (Note 7)                                                                $     (0.13)     $     (0.20)
                                                                                           ===========      ===========




          See accompanying notes to consolidated financial statements.





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 32

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDING DECEMBER 31, 1996 AND 1997



                                    Common Stock         Preferred Stock
                                 -------------------   -------------------    Additional      Total
                                   Number                Number                 Paid-in     Accumulated   Shareholders'
                                 of shares    Amount   of shares    Amount      Capital       Deficit        Equity
                                 ---------   ------    ---------    ------      -------     -----------   -------------

Balance December 31,   1995      5,345,439    5,345    1,668,000    8,340,000    3,572,343    (4,171,821)     7,745,867

Preferred stock
 issued in July, 1996
 to cover $20,000 in
 loan closing costs,
 20,000 shares to be
 returned in 1997                        -        -       25,000      125,000     (105,000)            -         20,000

Net loss, January 1, 1996
  to December 31, 1996                   -        -            -            -            -    (1,049,719)    (1,049,719)
                                ---------    ------    ---------   ----------   ----------   -----------    -----------

Balance December 31, 1996       5,345,439     5,345    1,693,000    8,465,000    3,467,343    (5,221,540)     6,716,148

Excess preferred stock
 issued in July, 1996
 to cover $20,000 in
 loan closing costs,
 20,000 shares were
 returned in 1997                       -         -      (20,000)    (100,000)     100,000             -              -

Net loss, January 1, 1997
  to December 31, 1997                  -         -            -            -            -    (4,723,202)    (4,723,202)
                                ---------    ------    ---------   ----------   ----------   -----------    -----------

Balance December 31, 1997       5,345,439    $5,345    1,673,000   $8,365,000   $3,567,343   $(9,944,742)   $ 1,992,946
                                =========    ======    =========   ==========   ==========   ===========    ===========







          See accompanying notes to consolidated financial statements.




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 33

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31,

                                                                                          1997             1996
                                                                                          ----             ----
Cash flows from operating activities:
   Net (loss)                                                                       $     (693,487)    $(1,049,719)
   Adjustments to reconcile net loss to cash
       provided (used) by operating activities:

          Depreciation and amortization                                                    341,833         569,552
          Services paid through reduction in amounts
              receivable from affiliates                                                     -              25,000
          Change in accounts receivable, trade                                             128,234         279,558
          Change in inventories                                                              8,148          36,297
          Change in accounts payable and accrued expenses                                  176,569          84,406
                                                                                       -----------      ----------
              Cash (used) by operating activities                                          (38,703)        (54,906)
                                                                                       -----------      ----------
Cash flows from investing activities:
   Purchase of property and equipment                                                      (40,853)        (51,603)
   Decrease (increase) in deposits                                                           5,023          (5,000)
   Loans to affiliates                                                                      (6,017)         (3,600)
                                                                                      ------------      ----------
              Cash (used) by investing activities                                          (41,847)        (60,203)
                                                                                      ------------      ----------
Cash flows from financing activities:
   Loans received from (repaid to) affiliates                                                    -          10,745
   Repayments of affiliated loans                                                          (14,901)        (50,000)
   Borrowings on new loans and capital leases                                              145,000         250,000
   Repayments on loans and capital leases                                                  (69,256)         (3,898)
   Deferred loan costs paid                                                                      -         (61,000)
   Proceeds from issuance of common stock                                                        -               -
                                                                                      ------------       ---------
Cash flows provided by financing activities                                                 60,843         145,847
                                                                                      ------------       ---------
Net increase (decrease) in cash                                                            (20,009)         30,738
Cash at beginning of year                                                                   42,327          11,589
                                                                                      ------------       ---------
Cash at end of year                                                                   $     22,228       $  42,327
                                                                                      ============       =========
Supplemental information:
   Income taxes paid                                                                  $          -       $       -
                                                                                      ============       =========
   Interest paid                                                                      $     41,144       $  50,241
                                                                                      ============       =========

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





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 34

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

         The Company plans to lease or operate bingo halls and to provide interactive satellite cable bingo game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. During 1997, the Company's only operations were the leasing of a bingo hall located in Piedmont, Alabama, and the operation of the kitchen facilities therein. Under local ordinances, the hall must be leased to a charity, which was the local Jaycees. As described in Note 8, the Company is being forced to sell its facility a cease bingo operations in Piedmont, Alabama. The Company plans to continue to search for avenues to provide bingo over the Internet, as well as to explore other revenue producing ventures.


         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SBI Communications, Inc. (an Alabama corporation). Intercompany transactions and balances have been eliminated in consolidation.





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 35

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





        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 36

         Rental and administrative fee income

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

In October, 1995, the Company borrowed $250,000 from a trust managed by a shareholder, in the form of a mortgage note. The note was payable in full on October 15, 1996, with interest payable quarterly at prime plus 3%, secured by all corporate property up to $1,000,000 in value. $50,000 of this note was repaid in 1996 when due, and an additional $50,000 was repaid during 1997. The holder had the right to convert the mortgage note to common stock at a price of $3 per share. This conversion privilege expired on July 15, 1996. The note has been extended on a quarter to quarter basis, with $150,000 remaining outstanding at December 31, 1997. Interest expense related to this note totaled approximately $20,000 and $27,000 for the years ended December 31, 1997 and 1996, respectively.

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




        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 37

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows at December 31:

                                                                 Estimated
                                                                 Useful Life               1997            1996
                                                                 -----------               ----            ----
       Land   (see Note 8)                                                              $  250,000      $  250,000
       Building (see Note 8)                                                             6,250,000       6,250,000
       Vehicles                                                         5 years             10,920          10,920
       Furniture and equipment                                     5 to 7 years          1,109,182       1,024,296
                                                                                        ----------      ----------
                                                                                         7,620,102       7,535,216
       Less accumulated
          depreciation                                                                     367,202         282,085
                                                                                        ----------      ----------
                                                                                        $7,252,900      $7,253,131
                                                                                        ==========      ==========

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

NOTE 4 - ORGANIZATION COSTS, TRADEMARKS, AND SIMILAR ASSETS

Organization costs, trademarks, shows, computer programs and game inventory represent assets acquired or developed in prior years as the Company went through its development stage, and are summarized as follows at December 31:

                                                                                          1997            1996
                                                                                          ----            ----
Trademarks:
       Original cost                                                                    $  500,000      $  500,000
       Less accumulated amortization                                                       500,000         500,000
                                                                                        ----------      ----------
                                                                                        $        -      $        -
                                                                                        ==========      ==========
Shows and computer programs:
       Original cost                                                                    $  829,800      $  829,800
       Less accumulated amortization                                                       829,800         829,800
                                                                                        ----------      ----------
                                                                                        $        -      $        -
                                                                                        ==========      ==========
Game inventory:
       Original cost                                                                    $   75,400      $   75,400
       Less amounts used in operations                                                      75,400          75,400
                                                                                        ----------     -----------
                                                                                        $        -     $         -
                                                                                        ==========     ===========
Organization costs:
       Original cost                                                                    $      758     $       758
       Less accumulated amortization                                                           758             758
                                                                                        ----------     -----------
                                                                                        $        -     $         -
                                                                                        ==========     ===========






        Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 38

Game inventory was expended as used. All other assets listed above were amortized over sixty (60) months. Amortization expense on the above intangible assets totaled approximately $266,000 for the year ended December 31, 1996.

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





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 39

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







       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 40

NOTE 7 - INCOME TAXES

Deferred income tax assets and liabilities are summarized as follows at December 31:

                                                                                           1997            1996
                                                                                           ----            ----
   Deferred tax assets
         attributable to operating
         loss carry forwards                                                           $ 1,500,000      $ 1,380,000
   Valuation allowance due to
         uncertainty surrounding
         realization of operating
         loss carry forwards                                                            (1,500,000)      (1,380,000)
   Deferred tax liabilities                                                                      -                -
                                                                                       -----------      -----------
   Total deferred taxes                                                                $         -      $         -
                                                                                       ===========      ===========


The Company has available at December 31, 1997, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:

                 Amount of Unused Operating        Expiration During
                    Loss Carry forwards          Year Ended December 31,
                 --------------------------      -----------------------
                       $  200,000                        2001
                          550,000                        2002
                        1,200,000                        2003
                          300,000                        2004
                          490,000                        2007
                          340,000                        2008
                          320,000                        2009
                          650,000                        2010
                        1,050,000                        2011
                          700,000                        2012
                       ----------
                       $5,800,000
                       ==========
NOTE 8 - COMMITMENTS, RISKS AND CONTINGENCIES

The Company leased to various charities a bingo hall in Piedmont, Alabama. There has been no revenues so for in 1998 due to the hall been renovated. However, the Company has a lease commitment from Regency Communications, Inc. of Dallas, Texas and Christian Life Ministries, Inc. This leases will be in place by Mid-1998.

The Company is in the process of developing bingo productions to be broadcast by satellite and via the Internet into homes of viewers throughout the United States. Should local, state, or federal laws change regarding bingo, such changes could have a material impact on the ability of the Company to generate future revenues.



       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 41

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





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 42

SUMMARY FINANCIAL DATA

Set forth below is selected financial information of the Company and its consolidated subsidiaries as derived from the audited statements of income
(loss) for the last two calendar years, from the balance sheets for the periods then ended. The selected financial information should be read in conjunction with the financial statements (including the notes thereto) filed with this Registration Statement and are qualified by reference to such financial statements.

                                                 December 31, 1997           December 31, 1996
                                                 -----------------           -----------------
Statement of Operations Data
Gross Revenues                                        544,662                    421,128
Income from Operations(Loss)                         (693,879)                (1,049,719)
Net Income (Loss) per share *                            (.13)                      (.20)

Balance Sheet Data
Assets
Current Assets                                        118,160
                                                                                 190,624
Property & equipment, less
    accumulated depreciation                        6,782,223                  7,026,112
Other Assets                                           84,174                    224,288
                                                   ----------                -----------
Total Assets                                        6,984,557                  7,441,024

Liabilities
Current Liabilities                                   847,634
                                                                                 484,647
Long Term Liabilities                                   Nil                      240,229
Total Liabilities                                     962,288
                                                                                 724,876
Total Stockholders' Equity                          6,022,269                  6,716,148
                                                   ----------                -----------
Total Liabilities and Equity                       $6.984,557                $ 7,441,024
                                                   ==========                ===========

---------
* See above. Per share data is computed based on the weighted average of common stock outstanding as of the report date.

ITEM 8. CHARGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the members of the Company's board of directors and its executive officers, the positions with the Company held by each, and the period during which each such person has held such position.



       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 43

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

                                   ----------

     Messrs. Fosters, Mr. William Beggs, Mr. Prichard and Ms. Anderson are all engaged with the Company's business on a full time basis.

All directors hold office until the next annual meeting of stockholders of the Company (currently expected to be held during April 1999) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the board of directors. There are currently no committees of the board of directors.


BIOGRAPHIES OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS


RONALD FOSTER

Mr. Foster, 56, is presently Chairman, President, Chief Executive Officer, and Executive Producer for SBI Communications, Inc. He has been working with the Company since its inception in 1984. His primary responsibilities include finance, marketing and technical review. In addition to his responsibilities with the Company, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia. Mr. Foster was also owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. Since 1987, Mr. Foster has served as president and director of Ed-Phills, Inc., a Nevada corporation and is now an executive vice president and member of the board of directors of Golden American Network, a California corporation. Since 1984, he has also been the president and chief executive officer of ROPA Communications, Inc., which owns and operates WTAU-TV-19 in Albany, Georgia. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network (FNN), a national cable network. Mr. Foster also has experience as technical director and associate producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS. Mr. Foster is Driector/Producer/Writer of the Company Interactive Broadcast Programs.





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 44

KARIEN ANDERSON

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

CLAUDE PICHARD

Mr. Pichard, 44, has been a Vice President and a director for the Company since 1986. His primary responsibilities include directing and developing the interactive Bingo and auction programs. Mr. Pichard has over twenty years of television experience as a producer, director and scriptwriter. He served as creative services director at WCTV in Tallahassee, Florida, where he headed an award-winning team of directors, writers and artists for the number one station in its market. He has also worked with numerous Hollywood-based game shows and was the director for the Bolivian National Lottery game. In addition to his responsibilities with the Company, Mr. Pichard also serves as a research and training specialist with the Florida Department of Law Enforcement where he supervises the production of training tapes, public service announcements and media related courses. Mr. Pichard holds a bachelor of science degree in mass communications from Florida State University.

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


WILLIAM BEGGS

Mr. Beggs is 54 years old and resides in Fort Lauderdale, Florida. Mr. Beggs has been a member, in good standing, of The Florida Bar since 1973. Mr. Beggs practices real estate and corporate law in the Fort Lauderdale area.



       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 45

ITEM 10     EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth all compensation paid to the Officers and Directors of the Company during the Company's year ended December 31, 1996 and 1997. Prior to June of 1992, the date on which a change in control of the Company was effected and current management took over their respective positions, previous management conducted no business, the Company's was inactive and no compensation was paid or deferred to and of the Company's officers or directors.

                         1996 Summary Compensation Table

Name              Annual Compensation Awards             Long Term Compensation Awards
and                                                                                   All
Principal          Restricted                    Restricted     LTIP      Pay-       Other
Position             Salary   Bonus       Other    Stock       Options    outs    Compensation
---------            ------   -----       -----    -----       -------    ----    ------------
Ronald Foster **       5        *           *        *            *        *           *
Claude Pichard +       *        *           *        *            *        *           *
Mel Ray (2)            *        *           *        *            *        *           *
Thomas Barrett(4)      7        *           *        *            *        *           *

                         1997 Summary Compensation Table

Name              Annual Compensation Awards                Long Term Compensation Awards
and                                                                                   All
Principal          Restricted                    Restricted     LTIP      Pay-       Other
Position             Salary   Bonus       Other    Stock       Options    outs    Compensation
---------            ------   -----       -----    -----       -------    ----    ------------
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

--------------
*   None.
**  President, Chairman and Chief Executive Officer.
*** Former Secretary, Treasurer and Chief Financial Officer.
+   Vice President.
(1) Secretary and Treasurer.
(2) Director.
(3) Director.
(4) Vice President.
(5) $130,000.
(6) $ 30,000.
(7) $   1,500.
(8) $ 30,000.
(9) No person listed has any options to acquire securities of the kind required to be disclosed pursuant to instruction 1 of Item 403 of Regulation SB.




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 46

EMPLOYMENT AGREEMENTS

The Company is a party to an employment agreement with Ronald Foster, a copy of which is filed as an exhibit to this registration statement. The following summary thereof is qualified in its entirety by reference to such exhibit.

On January 1, 1992, Mr. Foster entered into a ten year employment agreement with the Company, renewable thereafter for continuing one year terms unless one of the parties provides the other with written intention not to renew, on or before the 180th day prior to expiration of the then current term. Although the agreement can be terminated by the Company for cause, or the Company's stockholders can refuse to comply with its terms by not re-electing Mr. Foster as a director, such events accelerate Mr. Foster's rights to compensation under the Agreement.

The Agreement provides the Company with an obligation to defend and indemnify Mr. Foster to the fullest extent legally permitted, and calls for the following compensation:

(a) Mr. Foster is entitled to an annual bonus payable in shares of the Company's common stock, determined by dividing 10% of the Company's pre-tax profits (excluding depreciation) for the subject calendar year by the average bid price for the Company's common stock during the last five trading days prior to the end of the last day of each year and the first five days of the new year, provided, however, that the agreement shall have been in effect for at least one business day during the subject year.

(b) Mr. Foster is entitled to an annual cash bonus in a sum equal to 5% of the Company's gross annual income or 10% of the Company's net pre-tax profit (excluding depreciation), whichever is less.

(c) Mr. Foster is entitled to a salary starting at $2,500.00 per Week, but subject to review on a quarterly basis, with the expectation that it will be substantially increased as increased profits and cash flow from operations permit.

(d) In addition to the foregoing, Mr. Foster is entitled to a benefit package equal to the most favorable benefit package provided by the Company or its subsidiaries to any of their employees, officers, directors, consultants or agents.

All required payments are accruing until such time as the Company has adequate funds to meet its operating expenses and commitments.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth, as of the date of this Registration Statement, the number and percentage of shares of common stock owned of record and beneficially by any group (as that term is defined for purposes of Section 13(d)(3) of the Exchange Act), person or firm that owns more than




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 47 five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).

Name and Address of               Amount of         Nature of                Percent of
Beneficial Owner*                  Shares           Ownership                  Class
-------------------               ---------         ---------                ----------
Ronald Foster                       1,632,089        Record &                    32%
103 Firetower Road                                   Beneficial
Leesburg, Georgia, 31763

Larry Cahill                        1,000,000        Record &                    19%
3330 Southgate Court                                 Beneficial
Cedar Rapids, Iowa 52404

Michael Graham                        500,000        Record &                    10%
1804 Cherry Lane                                     Beneficial
Bluefield, West Virginia 24701

-----
*     Includes all stock held either personally or by affiliates.

(b)   Security Ownership of Management

      The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Company, its parent or subsidiaries, ,owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.


Title of          Name of                           Amount            Nature of         Percent of
Class             Beneficial Owner                  Shares            Ownership            Class
--------          ---------------                   ------            ---------         ----------
Common            Ronald Foster                      1,632,089           **                32.00%
Common            Karien Anderson                            0           ***               00.00%
Common            Claude Pichard                        10,000           **                00.07%
Common            Betty Rodgers                          5,000           ***               00.035%
Common            Williams Beggs                             0           ***               00.00%
Common            All officers and directors
                  as a group (5 people)              1,647,089           **                33.05%

------
*     Includes all stock held either personally or by affiliates.
**    Record & Beneficial.
***   Not Applicable.

To the best knowledge and belief of the Company, there are no arrangements, understandings, or agreements relative to the disposition of the Company's securities, the operation of which would at a subsequent date result in a change in control of the Company.




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 48

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company of any of its affiliated subsidiaries.

                                     PART IV


ITEM 13.          INDEX TO EXHIBITS
                  DESCRIPTION OF EXHIBITS
                  PAGE OR
EXHIBIT           SOURCE OF
NUMBER            INCORPORATION     DESCRIPTION
-------           -------------     -----------
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

      .2          ***               Employment Agreement between Company and Ronald Foster.

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


       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 49


                  ***      .1       Glendale Studios Production Agreements
                  ***      .2       Las Vegas Television Network, Inc.

      .7          ***               Lease Agreement dated January 17, 1996, with Integrated Telephony
                                    Products, Inc.

      .8                            Agreements with Bradley M. (Brad) Tate:
                                    --------------------------------------
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

21.               **                Subsidiaries of the Company.

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





       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 50

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




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 51

                             Additional Information

                                  Headquarters
                            SBI Communications, Inc.
          P.O. Box 729 - 103 Firetower Road - Leesburg, Georgia 31763.

                                  Subsidiaries
                 SBI Communications, Inc., an Alabama Corporation
              376 Hwy 278 Bypass - P.O. Box 597 - Piedmont, Alabama
                                      36272

                 SBI Communications, Inc., a Nevada Corporation
            955 South Virginia Street; Suite 116; Reno, Nevada 89502

                  Satellite Bingo, Inc., a Georgia Corporation
           103 Firetower Road - P. O. Box 729, Leesburg, Georgia 31763

                              Officers & Directors
    Ronald Foster: President, Chairman of the Board, Chief Executive Officer
                  Karien Anderson: Secretary/Treasurer/Director
                     Claude Pichard: Vice President/Director
                                Mel Ray: Director
                            Williams Beggs: Director

                                    Auditors
                                  John Ratliff
                  Daniels and Ratliff Professional Group, Inc.
     301 South McDowell Street; Suite 1014; Charlotte, North Carolina 28204

                                 Transfer Agent
                            Corporate Stock Transfer
               370 17th Street; Suite 2550; Denver, Colorado 80202

Exhibits to this Form 10-KSB will be provided, subject to payment of actual copy costs, to shareholders of the Company upon written request addressed to Lisa Evans acting, Secretary, SBI Communications, Inc., at the Company's headquarters listed above.




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 52

                                   Signatures

         PURSUANT TO THE REQUIREMENTS OF SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE COMPANY HAS DULY CAUSED THIS FIRST AMENDED REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.


                            SBI COMMUNICATIONS, INC.

DATED: APRIL 30, 1998

                                               /s/ Ronald Foster
                                                   Ronald Foster
                                      Chairman, President & Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf or the Company and in the capacities and on the dates indicated.


    SIGNATURE                                    TITLE                                   DATE
    ---------                                    -----                                   ----
/s/ Ronald Foster               Chairman, President & Chief Financial Officer        April 30, 1998
----------------------------
Ronald Foster

/s/ Karien Anderson                 Director, Secretary, Treasurer                   April 30, 1998
----------------------------
Karien Anderson

/s/ Claude Pichard                  Director, Vice President                         April 30, 1998
----------------------------
Claude Pichard

/s/ Mel Ray                         Director                                         April 30, 1998
----------------------------
Mel Ray

/s/William Beggs                    Director                                         April 30, 1998
----------------------------
William Beggs




       Form 10-KSB for the Calendar Year Ended December 31, 1997, Page 53