Form 10QSB
period 1998-03-31
SBI COMMUNICATIONS INC
filed 1998-08-05
CIK 1013453

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 1998

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



                              POST OFFICE BOX 729
                               103 FIRETOWER ROAD
                               LEESBURG, GA 31763
               (Address of Principal executive offices) (Zip code)

                                 (912) 759-0701
                            Issuer's telephone number

SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT:                    NONE
SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      COMMON STOCK AND PREFERRED STOCK

         COMMON STOCK $0.001 PAR VALUE - PREFERRED STOCK $5.00 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]



As of May 5, 1998 the Registrant had 5,570,439 shares of its $0.001 par value Common Stock Outstanding.

 TABLE OF CONTENTS

                    SBI COMMUNICATIONS, INC.
                           FORM 10-QSB

                             INDEX

                                                               Page

  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3

                      Consolidated Balance Sheets as of
                        December 31, 1997 and
                        and March 31, 1998

                      Consolidated Statements of Operations
                        for the three months ended
                        March 31, 1997 and 1998                 4

                      Consolidated Statement of Changes
                        in Shareholders' Equity for the three
                        months ended March 31, 1998             4

                      Consolidated Statements of Cash Flows
                        for the three months ended March 31,
                        1997 and 1998                           5

                      Notes to Consolidated Financial State-
                        ments                                   6

  Item 2.             Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations Condition                 7


  PART II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        11

  Item 2.             Changes in Securities                    11

  Item 3.             Defaults Upon Senior Securities          11

  Item 4.             Submission of Matters to a Vote
                        of Security Holders                    11

  Item 5.             Other Information                        11

  Item 6.             Exhibits and Reports on Form 8-K         11

                      Signatures                               12

PART I. FINANCIAL INFORMATION
-----------------------------

FINANCIAL STATEMENTS




                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                 March 31,      Dec. 31,
                                                                                  1998           1997
                                                                                  ----           ----
                                ASSETS
                                ------
Current assets:
    Cash                                                                        $        --    $    22,228
    Accounts receivable, net of allowance for doubtful
         accounts of $-0-                                                               250            250
    Notes receivable from affiliates                                                  4,118          9,617
    Inventories                                                                      79,444         86,065
                                                                                -----------    -----------
                                                                                     83,812        118,160

Property and equipment, net of accumulated
    depreciation                                                                  6,709,723      6,782,223
Other assets:
    Deferred loan costs                                                              13,090         21,109
    Deposits                                                                         63,065         63,065
                                                                                -----------    -----------
                                                                                $ 6,869,690    $ 6,984,557
                                                                                ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
    Note payable to trust managed by a shareholder                              $   150,000    $   150,000
    Mortgage note payable-current portion                                           239,171        239,701
    Capitalized leases-current portion                                               17,284         17,491
    Accrued wages due to principal shareholder (Note 2)                             320,000        290,000
    Advances due to principal shareholder                                            12,698             --
    Account payable and accrued expenses                                            163,778        150,442
                                                                                -----------    -----------
                                                                                    902,931        847,634

Capitalized leases, long-term portion                                                61,459         62,216
Other notes payable                                                                  52,438         52,438
                                                                                -----------    -----------
Total liabilities                                                                 1,016,828        962,288
                                                                                -----------    -----------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000 shares authorized; 1,673,000 and 1,693,000 shares issued and outstanding at
        March 31, 1998 and December 31, 1997, respectively                       8,265,000      8,465,000
    Common stock, par value $.001; 40,000,000 shares authorized;
        5,570,439 shares issued and outstanding at March 31, 1998
        and 5,345,439 as of December 31, 1997                                         5,570          5,345
    Paid in capital                                                               3,667,118      3,467,343
    Accumulated deficit                                                          (6,084,826)    (5,915,419)
                                                                                -----------    -----------
                                                                                  5,852,862      6,022,269
                                                                                -----------    -----------
                                                                                $ 6,869,690    $ 6,984,557
                                                                                ===========    ===========


          See accompanying notes to consolidated financial statements.

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                     1998          1997
                                                     ----          ----
Revenues:
    Bingo hall rent                                $      --    $  75,000
    Kitchen and gift shop revenues                        --       32,188
    Other income                                         172          353
                                                   ---------    ---------
                                                         172      107,541
                                                   ---------    ---------

Expenses:
    Cost of sales - kitchen and gift shop                 --       31,867
    Administrative salaries and related expenses      38,570       33,565
    Facility costs                                    10,864       14,327
    Other general and administrative                  32,876       81,982
    Production costs                                      --        2,005
    Depreciation and amortization                     72,500       71,041
    Interest and finance expenses                     14,769       22,826
                                                   ---------    ---------
                                                     169,579      257,613
                                                   ---------    ---------

Net loss                                           $(169,407)   $(150,072)
                                                   =========    =========


Net loss per share                                 $   (0.03)   $   (0.03)
                                                   =========    =========




















          See accompanying notes to consolidated financial statements.

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                     1998       1997
                                                                     ----       ----
Cash flows from operating activities:
    Net (loss)                                                   $(169,407)   $(150,072)
    Adjustments to reconcile net loss to cash
        provided (used) by operating activities:
           Depreciation and amortization                            72,500       71,041
           Amortization of deferred loan costs                       8,019        8,175
           Change in accounts receivable, trade                         --       31,657
           Change in inventories                                     6,621           --
           Change in accounts payable and accrued expenses          43,336       47,150
                                                                 ---------    ---------
               Cash (used) by operating activities                 (38,931)       7,951
                                                                 ---------    ---------

Cash flows from investing activities:
    Proceeds from repayment of notes receivable from affiliate       5,499           --
    Purchase of property and equipment                                  --       (7,134)
                                                                 ---------    ---------
               Cash (used) by investing activities                   5,499       (7,134)
                                                                 ---------    ---------

Cash flows from financing activities:
    Loans from shareholders/affiliates                              12,698           --
    Repayments of affiliated loans                                      --         (499)
    Mortgage loan repayments                                          (530)      (1,393)
    Capital lease repayments                                          (964)          --
                                                                 ---------    ---------
           Cash flows provided by financing activities              11,204       (1,892)
                                                                 ---------    ---------


Net increase (decrease) in cash                                    (22,228)      (1,075)
Cash at beginning of period                                         22,228       42,327
                                                                 ---------    ---------
Cash at end of period                                            $      --    $  41,252
                                                                 =========    =========

Supplemental information:
    Income taxes paid                                            $      --    $      --
                                                                 =========    =========
    Interest paid                                                $   4,000    $  14,097
                                                                 =========    =========
Item not requiring use of cash:
    Preferred stock converted                                    $(200,000)   $    0.00
    Issuance of common stock                                       200,000         0.00
                                                                 ---------    ---------
    Paid in capital                                                     --           --
                                                                 ---------    ---------





          See accompanying notes to consolidated financial statements.

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

NOTE 1 - SELECTED DISCLOSURES

    The accompanying unaudited consolidated financial statements, which are for interim periods, do not included all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Form 10-KSB for the year ended December 31, 1997 of SBI Communications, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet was derived from the unaudited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

    The Company accrued salaries payable to the Company's principal shareholder totaling $30,000 for each of the quarters ended March 31, 1998 and 1997, respectively. All amounts owed to the shareholder are payable on demand.

NOTE 3 - NET LOSS PER SHARE

    The Company's net loss per share was calculated using 5,570,439 and 5,345,439 weighted average shares outstanding for each of the quarters ended March 31, 1998 and December 31, 1997, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

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

The Company plans to lease or operate bingo halls and to provide interactive satellite delivered bingo games, game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. The Company has also developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive play throughout the World. Our Web site address which will be available 24 hours a day is http://www.sbicommunications.com, http://www.globalot.com or http://www.abingo.com. Currently, the Company's only operations are the leasing of a 80,000 square foot facility located in Piedmont, Alabama. Under local ordinances, the hall must be leased to a charity to operate bingo, which was the local Jaycees.

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

In reaction to the above political/legal trends, management has negotiated two business leases of the premises. Because management is working with technical computer advisors and systems designers in the Boca Raton/Fort Lauderdale, Florida area, management believes that their observations of the local charity Bingo market appears to be more hospitable in Southeast Florida, rather than northeast Alabama

Two business enterprises have agreed to lease the premises at a gross rent of $70,000.00 per month, subject only to the company paying real estate taxes (approximately $35,000.00 per year, insurance $30,000.00 per year and the usual exterior, structural maintenance, estimated at no more that $20,000.00 per year). Gross rental income then is at $840,000.00 per year with estimated expenses and contingencies at $85,000.00 per year, indication gross income at $755,000.00

The Company believes that the $5 billion dollar North America charitable bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has only one bingo center located in Piedmont, Alabama. The Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States. Management's goal is to open 10 bingo center by end of 1998.

RESULTS OF OPERATION
THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1997.

The Company generated revenues of $-0- during its first fiscal quarter of 1998 ended March 31, 1998, as compared to $107,541 in the comparable period of the prior fiscal year, which represents a decrease. The revenue decrease was due to renovation of facility in Piedmont. The Company expects quarterly revenues to increase when the new leases are in place. Also, upon the successful operation of the Company's Web site and broadcasting of it's interactive programming.

Direct operating costs of the Company's bingo center totaled $169,579 during the first quarter of 1998 versus $257,613 in the comparable 1997 quarter, which represents a 34% decrease. Approximately 43% of the current period's direct operating costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of legal, wages and management fee costs.

General & Administrative (G&A) expenses totaled $32,876 during the first quarter of 1998 as compared to $81,982 in the year ago period, an decrease of 42%. This expense decrease of $49,106 was mainly due to the delectation of certain key management personnel since the first quarter of 1998.

The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carryforwards. The Company's tax loss carryforward balance at the end of fiscal 1997 was in excess of $5 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

Net loss for the first fiscal quarter of 1998 was $169,407, which equated to loss per share of ($.03) Net loss for the comparable quarter of 1997 was $150,072 which equated to loss per share of ($0.03). Virtually all losses was due to termation of the Jaycess lease and revation of property in Piedmont, Alabama which was not open in the first quarter of 1998. Management believes that the Company's direct operating costs and G&A expenses are relatively fixed. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

All of the Company's revenue comes from operation of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Company's statement of income (rounded to the nearest whole dollar).

                                                 Amount of Total Revenue

Three Months Ended March 31,                       1998             1997
                                              -------------      ------------
      Revenues:
          Bingo hall rent/administrative fees      -0-              $75,000
          Kitchen and gift shop revenues           -0-               32,000


          Other Income                                                  352
                                                                   --------
          Total Revenue                          $ -0-             $107,541
                                              ========             ========

In general, the Company experienced insignificant revenues in 1994 as it attempted to expand and develop its operations. At the end of 1994 the Registrant acquired a bingo hall, which it now leases to charities who sponsor bingo games. The Company also provides management services to assist the charities in the operations, for which the Company charges a fee. In late 1996, the Company was also requested to take over operations of the kitchen and gift shop portions of the facility. Except for the operation of the bingo hall, there are no other significant revenue sources of the Company at this time. In 1995, the Company charged a flat $75,000 per month in rent, plus management fees as deemed appropriate. In February, 1996, the lease with the current charity was amended to reflect a minimum payment of $25,000 per month, with adjustments up to $75,000 per month if the charity generates sufficient annual cash flow to afford to pay the increased rent. Although the charity generated cash flow that would allow greater rent, management allow such excess to be applied toward unpaid rents and did not increase the rent charge for 1996. However, the company did received $61,033 additional rents in 1997.

Management collected rent payments of $75,000 from the Jaycees for three ended March 31, 1997. Management has collect no revenues for first quarter 1998 from the Piedmont facility. Management believes that due to competition and geographic factors, change in the local regulations, which states that charity member and employees cannot be paid, the local charity will not be able to operate and pay its obligations under the lease agreement and therefore in January the lease with the Piedmont Jaycees was terminated.

The company has a letters of intent to lease the Piedmont facility from Regency Communications, a telemarketing company and a sign lease from Consolidated Trust, S.A. which starts August 1, and September 1, 1998. Each company will lease half of the property for $40,000.00 and $25,000.00 per month each. Total revenue for the monthly leases will be $65,000.00.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents of $83,812, a decrease of $34,348 from the end of fiscal 1997. The decrease was due to renovation of the facility and will not be able to rent the facility until August of 1998. The Company has also invested over $60,000 in its restaurant and doesn't foresee substantial further investments required there. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet strong customer demands and requirement of under the new leases.

 The Company expects its cash position to begin to increase assuming leases are place and the Company's Internet website is operational. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

Accounts receivables totaled $ -0- at March 31, 1998. The Company collects most of its receivables from its participating charities within one to four weeks from the time earned. The accrued rent will be collected, when earned, during two major months within the year.

Current liabilities totaled $1,016,828 at the end of the quarter, but less than 10% of this total represented trade payables. Approximately 38% of total liabilities are comprised of a long-term note payable on which the Company is currently making payments. The Company has no other long-term debt. The Company had total assets of over $7.3 million and total liabilities of $770 thousand at the end of the first quarter, with shareholder equity of $6.5 million. The Company believes that its current capital resources, together with expected positive operational cash flows and note collections, will support operational requirements for the next year.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.




ITEM 2. CHANGES IN SECURITIES

In July, 1996, 5,000 shares of preferred stock with a par value of $25,000 were to be issued to cover $20,000 in closing costs relating to the mortgage note receivable. The Company inadvertently issued 25,000 shares rather than 5,000 shares, and both parties agreed that the related certificate would be returned and reissued. In the first quarter of 1997, the certificate was returned, and a new certificate for 5,000 shares was issued. In January 1998 the Company issued 25,000 shares of its common stock to cover the cost of software programing relating to PandaAmerica. The Company also converted 40,000 shares of preferred shares to 200,000 shares of the company common stock.

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

                               SBI Communications, Inc.


Date: July 14, 1998            By: /s/Ronald Foster
                                  -------------------------------------
                                  Ronald Foster Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)