Form 10QSB
period 1998-06-30
SBI COMMUNICATIONS INC
filed 1998-08-14
CIK 1013453

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1998

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



       10619 WEST ATLANTIC BLVD - SUITE 104 - CORAL SPRINGS, FLORIDA 33071
       -------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (954) 227-0844
                                 --------------
                            ISSUER'S TELEPHONE NUMBER

SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT:                       NONE
SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:         COMMON STOCK AND PREFERRED STOCK

         COMMON STOCK $0.001 PAR VALUE - PREFERRED STOCK $5.00 PAR VALUE
         ---------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

As of August 11, 1998 the Registrant had 5,570,439 shares of its $0.001 par value Common Stock Outstanding.

TABLE OF CONTENTS

                    SBI COMMUNICATIONS, INC.
                           FORM 10-QSB

                             INDEX

                                                               Page

  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1997
                        and June 30, 1998

                      Consolidated Statements of Operations     4
                        for the six months ended
                        June 30, 1997 and 1998

                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the six
                        months ended June 30, 1998

                      Consolidated Statements of Cash Flows     5
                        for the six months ended June 30,
                        1997 and 1998

                      Notes to Consolidated Financial State-    6
                        ments

  Item 2.             Management's Discussion and Analysis      7
                        of Financial Condition and Results
                        of Operations Condition


  PART II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                         9

  Item 2.             Changes in Securities                    10

  Item 3.             Defaults Upon Senior Securities          10

  Item 4.             Submission of Matters to a Vote          10
                        of Security  Holders

  Item 5.             Other Information                        10
  Item 6.             Exhibits and Reports on Form 8-K         10

                      Signatures                               10

PART I. FINANCIAL INFORMATION

FINANCIAL STATEMENTS

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                       June 30,        Dec. 31,
                                                                         1998            1997
                                                                      ----------      ----------
                               ASSETS
                               ------
Current assets:
    Cash                                                              $      485      $   22,228
    Accounts receivable,                                                      --             250
    Note receivable from affiliates                                        3,600           9,617
    Inventories                                                           79,444          86,065
                                                                      ----------      ----------
                                                                          83,529         118,160

Property and equipment, net of accumulated
    depreciation                                                       7,458,345       6,782,223
Other assets:
    Deferred loan costs                                                    5,071          21,109
    Deposits                                                              63,065          63,065
                                                                      ----------      ----------
                                                                      $7,610.010      $6,984,557
                                                                      ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
    Note payable to trust managed by a shareholder                    $  150,000      $  150,000
    Mortgage note payable-current portion (Note 5)                     1,050,000         239,701
    Capitalized leases-current portion                                    17,284          17,491
    Accrued wages due to principal shareholder (Note 2)                  355,000         290,000
    Advances due to principal shareholder                                 12,698              --
    Account payable and accrued expenses                                 169,071         150,442
                                                                      ----------      ----------
                                                                       1,754,053         847,634

Capitalized leases, long-term portion                                     61,459          62,216
Other notes payable                                                       52,438          52,438
                                                                      ----------      ----------
Total liabilities                                                      1,867,950         962,288
                                                                      ----------      ----------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000 shares
        authorized; 1,653,000 and 1,693,000 shares issued
        and outstanding at June 30, 1998 and December 31, 1997,
        respectively                                                   8,265,000       8,465,000
    Common stock, par value $.001; 40,000,000 shares authorized;
        5,570,439 shares issued and outstanding at June 30, 1998
        and 5,345,439 as of December 31, 1997                              5,570           5,345
    Paid in capital                                                    3,667,118       3,467,343
    Accumulated deficit                                               (6,195,628)     (5,915,419)
                                                                      ----------      ----------
                                                                       5,742,060       6,022,269
                                                                      ----------      ----------
                                                                      $7,610,010      $6,984,557
                                                                      ==========      ==========



          See accompanying notes to consolidated financial statements.

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                               STATEMENTS OF LOSS

                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ----------------------------     --------------------------
                                                        1998            1997            1998             1997
                                                     ----------       -----------     ---------       ----------
Revenues:
    Bingo hall rent                                          --       $ 121,171              --       $ 196,171
    Kitchen and gift shop revenues                           --          43,704              --          75,892
    Other income                                                              7             593             360
                                                      ---------       ---------       ---------       ---------
                                                             --         164,882             593         272,423
                                                      ---------       ---------       ---------       ---------
    Expenses:
    Cost of sales - kitchen and gift shop                    --          67,550              --          99,417
    Administrative salaries and related expenses         35,000          46,299          73,133          79,864
    Facility cost                                        12,260          15,088          22,971          29,415
    Other general and administrative                     31,212         200,169          65,098         282,151
    Production costs                                         --             478              --           2,483
    Depreciation and amortization                          8019          72,833          88,539         143,874
    Interest and finance expenses                        24,311          23,278          31,061          46,104
                                                      ---------       ---------       ---------       ---------
                                                        110,802         425,695       ($280,802)        683,308
                                                      ---------       ---------       ---------       ---------

Net loss                                              ($110,802)      ($260,813)      ($280,209)      ($410,885)
                                                      ---------       =========       ---------       =========


Net loss per share                                    ($   0.02)      ($   0.05)      ($   0.05)      ($   0.08)
                                                      ---------       =========       =========       =========



                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        1998            1997
                                                        ----            ----
Revenues:
    Bingo hall rent                                   $      --       $ 196,171
    Kitchen and gift shop revenues                           --          75,892
    Other income                                            593             360
                                                      ---------       ---------
                                                            593         272,423
                                                      ---------       ---------
Expenses:
    Cost of sales - kitchen and gift shop                    --          99,417
    Administrative salaries and related expenses         73,133          79,864
    Facility costs                                       22,971          29,415
    Other general and administrative                     65,098         282,151
    Production costs                                         --           2,483
    Depreciation and amortization                        88,539         143,874
    Interest and finance expenses                        31,061          46,104
                                                      ---------       ---------
                                                        280,802         683,308
                                                      ---------       ---------

Net loss                                              ($280,209)      ($410,885)
                                                      =========       =========


Net loss per share                                    ($   0.05)      ($   0.08)
                                                      =========       =========


          See accompanying notes to consolidated financial statements.

                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                       1998               1997
                                                                    -----------       -----------
Cash flows from operating activities:
    Net (loss)                                                      ($  280,209)      ($  410,885)
    Adjustments to reconcile net loss to cash
        provided (used) by operating activities:
           Depreciation and amortization                                 72,500           143,874
           Amortization of deferred loan costs                           16,038            16,309
           Charge offs of long-term receivables                              --             8,178
           Change in accounts receivable, trade                             768            89,861
           Change in inventories                                          6,621                --
           Change in prepaid expenses                                   (12,172)
           Change in accounts payable and accrued expenses               83,629           126,226
                                                                    -----------       -----------
               Cash (used) by operating activities                     (100,653)          38,,609
                                                                    -----------       -----------

Cash flows from investing activities:
    Proceeds from repayment of notes receivable from affiliate            5,499                --
    Purchase of real estate                                            (748,622)          (17,618)
                                                                    -----------       -----------
               Cash (used) by investing activities                     (743,123)          (17,618)
                                                                    -----------       -----------

Cash flows from financing activities:
    Loans from shareholders/affiliates                                   12,698            34,054
    Proceeds From Mortgaged (see note 5)                            $ 1,050,000                --
    Mortgage loan repayments                                           (239,701)               --
    Capital lease repayments                                               (964)           (3,327)
                                                                    -----------       -----------
           Cash flows provided by financing activities              $   822,033            30,727
                                                                    -----------       -----------


Net increase (decrease) in cash                                         (21,743)          (25,500)
Cash at beginning of period                                              22,228            42,327
                                                                    -----------       -----------
Cash at end of period                                               $       485       $    16,827
                                                                    ===========       ===========

Supplemental information:
    Income taxes paid                                               $        --       $        --
                                                                    ===========       ===========
    Interest paid                                                   $    28,311       $    32,102
                                                                    ===========       ===========

Items not requiring use of cash:
    Preferred stock converted                                       ($  200,000)             0.00
    Issuance of common stock                                        $   200,000              0.00
                                                                    -----------       -----------
    Paid in capital                                                 $        --       $        --
                                                                    -----------       -----------


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

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

    The Company accrued salaries payable to the Company's principal shareholder totaling $65,000 for the two quarters ended June 30, 1998 and 1997, respectively. All amounts owed to the shareholder are payable on demand.

NOTE 3 - NET LOSS PER SHARE

    The Company's net loss per share was calculated using 5,570,439 and 5,345,439 weighted average shares outstanding for each of the quarters ended June 30, 1998 and December 31, 1997, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

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

NOTE 5 - MORTGAGE

The company borrow $1,050,000.00 to paid State of Alabama, on behalf of Cranberry-Magnetite, the previous owner tax liability of $748,422.00 and to pay the second mortgage to National Mortgage of $263,275. The company is also securing a loan to refinancing the property, renovate and expand the company business,

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The Company plans to lease to charities bingo halls operations and to provide interactive satellite delivered bingo games, game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. The Company has also developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive play. Our Web site address which will be available 24 hours a day is http://www.sbicommunications.com http://www.abingo.com http://www.globalot.com. Currently, the Company's only operations are the leasing of the property located in Piedmont, Alabama. Under local ordinances, the property must be leased to a charity in order to conduct and operate bingo games. At this time the company has two commercial leases for the property.

    FRONTIER PALACE

Because the Piedmont Jaycees did not perform as represented, and their management did not develop business, gross revenues were 50% of their projections, and agreement in their premises lease: Jaycees salaries exceeded budgets; operations schedule was not full time. Therefore, their lease was allowed to not be renewed at the end of 1997.

At the same time, local political influences developed negative local law changes as a reaction to the Piedmont Jaycees operation. Local ordinances are being adopted to limit all charity bingo operations and the amount of employees and establish a requirement of near gross proceeds being donated for charitable purposes regardless of reasonable and necessary operation expenses with no revenues to the employees of the charity.

In reaction to the above political/legal trends, management has negotiated two business leases of the premises. Because management is working with technical computer advisors and systems designers in the Boca Raton/Fort Lauderdale, Florida area, management believes that their observations of the local charity Bingo market appears to be more hospitable in Southeast Florida, rather than northeast Alabama.

Two business enterprises have agreed to lease the premises at a gross rent of $65,000.00 per month, subject only to the company paying real estate taxes (approximately $35,000.00 per year, insurance $25,000.00 per year and the usual exterior, structural maintenance, estimated at no more that $20,000.00 per year). Gross rental income then is at $780,000.00 per year with estimated expenses and contingencies at $80,000.00 per year, indication gross income at $700,000.00.

The two tenants are credible business operations with a history and financial capability, as follows:

(1) Regency Communications, Inc. for operation of a telecommunication marketing center and advertising/video studio as part of their marketing efforts. Rent at $40,000.00 per month or $480,000 per year, plus agreement to jointly manage the property and develop complimentary products.

(2) Consolidated Trust, S.A. is a company with an operations history in Birmingham, Alabama. Their management seeks a large location for storage and offices. Their agreed rental dose not includes use of the kitchen and snack bar facilities, and is at a gross rent of $25,000.00 per month or $300,000.00 per year.

INTERNET WEB SITE

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

The Company believes that the $5 billion plus U. S. bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has only one bingo center located in Piedmont, Alabama. The Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States.

RESULTS OF OPERATION
SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

The Company generated revenues of $ 593. during its second fiscal quarter ended June 30, 1998, as compared to $272,423 in the comparable period of the prior fiscal year, which represents a decrease. The Company expects quarterly revenues to continue to increase upon the successful operation of the Company's Web site, new leases of the company property in Piedmont and broadcasting of it's interactive programming.

Direct operating costs of the Company's bingo center totaled $110,802 during the second quarter of 1998 versus $683,308 in the comparable 1997 quarter, which represents a large decrease. Approximately 25% of the current period's direct operating costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of legal, wages and management fee costs.

General & Administrative (G&A) expenses totaled $35,000 during the second quarter of 1998 as compared to $282,151 in the year ago period, an decrease of 87%. This expense decrease of $247,151 was mainly due to no operations and renovation during the first and second quarter of 1998.

The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carryforwards. The Company's tax loss carryforward balance at the end of fiscal 1997 was in excess of $5 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

Net loss for the second fiscal quarter of 1998 was $110,802, which equated to loss per share of ($0.02) Net loss for the comparable quarter of 1997 was $260,813 which equated to loss per share of ($0.05). Virtually all of the decreased loss of 58% was due to no operations in second quarter of 1998. Management believes that the Company's direct operating costs and G&A expenses are relatively low for this quarter. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

All of the Company's revenue in the past has come from operations of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Company's statement of income (rounded to the nearest whole dollar).

                             Amount of Total Revenue

Six Months Ended June 30,                                1998            1997
                                                       ------            ----
           Revenues:
           Bingo hall rent/administrative fees             .00         196,171
           Kitchen and gift shop revenues                  .00          75,892

               Other Income                                593             353
                                                       -------        --------
                   Total Revenue                          .593        $272,416
                                                       ========       ========

In general, the Company experienced insignificant revenues in 1994 as it attempted to expand and develop its operations. At the end of 1994 the Registrant acquired a bingo hall, which it now leases to charities who sponsor bingo games. The Company also provides management services to assist the charities in the operations of the bingo games, for which the Company charges a fee. In late 1996, the Company was also requested to take over operations of the kitchen and gift shop portions of the facility. Except for the operation of the bingo hall, there are no other significant revenue sources of the Company at this time. In 1995, the Company charged a flat $75,000 per month in rent, plus management fees as deemed appropriate. In February, 1996, the lease with the current charity was amended to reflect a minimum payment of $25,000 per month, with adjustments up to $75,000 per month if the charity generates sufficient annual cash flow to afford to pay the increased rent. Although the charity generated cash flow that would allow greater rent, management allow such excess to be applied toward unpaid rents and did not increase the rent charge for 1997.

Management collected no rent payments for six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of $485.00, a decrease of $21,743 from the end of fiscal 1997. The decrease was mainly due to renovation of the property and not being able to operate the facility. The Company has also invested over $60,000 in its restaurant and doesn't foresee substantial further investments required there. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet strong customer demands and renovate as required by the two new leases that are now in place.

The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

The Company paid a tax liability owed to the State of Alabama that the previous owners did not pay. This debt is due the Company and the company plans to recover these funds by all legal means available to the company.

Current liabilities totaled $1,867,950 at the end of the quarter, but less than 10% of this total represented trade payables. Approximately 60% of total liabilities are comprised of a note payable to the Haulmark Company for a loan the company received in order to pay the previous owners tax liability. Approximately 20% of long-term note payable on which the Company is currently making payments. The Company has no other long-term debt. The Company had total assets of over $7.6 million and total liabilities of $1.9 million at the end of the second quarter, with shareholder equity of $6.2 million. The Company believes that its current capital resources, together with expected positive operational cash flows and note collections, will support operational requirements for the next year.

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

NO CHANGE IN MANAGEMENT.

EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION

                    11         Statement re:  computation of per share
                                              earnings

                    27         Financial data schedule

         (B)      REPORTS ON FORM 8-K:

                  Attached




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SBI Communications, Inc.

Date: August 12, 1998                By: /s/Ronald Foster
                                     -------------------------------------
                                     Ronald Foster Chairman of the
                                     Board and Chief Executive Officer
                                     (principal executive officer)