Form 10QSB
period 1998-09-30
SBI COMMUNICATIONS INC
filed 1999-08-02
CIK 1013453

Securities and Exchange Commission
                     Washington, D.C., 20549

                           FORM 10-QSB
(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


         For the fiscal quarter ended September 30, 1998

                 Commission file Number 0-28416
                               or
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
    =========================================================
                    SBI Communications, Inc.
    (Name of small business issuer specified in its charter)
    =========================================================
              Delaware                    58-1700840
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)     Identification Number)

Post Office Box 729-103 Firetower Road-Leesburg,Georgia 31763
       (Address of Principal executive offices) (Zip code)

                          (912)759-9176
                    Issuer's telephone number
    =========================================================
  Securities registered pursuant to 12(b) of the Act: None

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

YES [ X ] NO [ ]

As of September 30, 1998 the Registrant had 5,570,430 shares of its $0.001 par value Common Stock Outstanding.

    =========================================================
                        November 11, 1998
    =========================================================

Table Of Contents

                    SBI COMMUNICATIONS, INC.
                           FORM 10-QSB
                              INDEX
                                                     Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements              3
        Consolidated Balance Sheets as of
          December 31, 1997 and
          and September 30, 1998

        Consolidated Statements of Operations          4
          for the nine months ended September
          30, 1997 and 1998

        Consolidated Statement of Changes              4
          in Shareholders' Equity for the nine
          months ended September 30, 1998

        Consolidated Statements of Cash Flows          5
          for the nine months ended September 30,
          1997 and 1998

        Notes to Consolidated Financial State-         6
          ments

Item 2. Management's Discussion and Analysis           8
          of Financial Condition and Results
          of Operations Condition

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                            12

Item 2. Changes in Securities                         12

Item 3. Defaults Upon Senior Securities               12

Item 4. Submission of Matters to a Vote               12
          of Security Holders

Item 5. Other Information                             12

Item 6. Exhibits and Reports on Form 8-K              12

        Signatures                                    13


PART I. FINANCIAL INFORMATION
Financial Statements

                           SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)


                                                       September 30,       Dec. 31,
                                                          1998               1997
                                                          ----               ----
                         ASSETS
                         ------
Current assets:
  Cash                                                 $       485      $    22,228
  Accounts receivable,                                           -              250
  Note receivable from affiliates                            3,600            9,617
  Inventories                                               79,444           86,065
                                                       -----------       ----------
                                                            83,529          118,160

Property and equipment, net of accumulated
  depreciation                                           7,458,345        6,782,223
Other assets:
  Deferred loan costs                                        5,071           21,109
  Deposits                                                  63,065           63,065
                                                       -----------       ----------
                                                       $ 7,610,010      $ 6,984,557


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Note payable to trust managed by a shareholder       $   150,000      $   150,000
  Mortgage note payable-current portion (Note 5)         1,050,000          239,701
  Capitalized leases-current portion                        17,284           17,491
  Accrued wages due to principal shareholder
    (Note 2)                                               355,000          290,000
  Advances due to principal shareholder                     12,698               -
  Account payable and accrued expenses                     169,071          150,442
                                                       -----------       ----------
                                                         1,754,053          847,634
Capitalized leases, long-term portion                       61,459           62,216
Other notes payable                                         52,438           52,438
                                                       -----------       ----------
Total liabilities                                        1,867,950          962,288
                                                       -----------       ----------
Stockholders' equity:
 Preferred stock, par value $5.00; 10,000,000
    shares authorized; 1,653,000 and 1,693,000
    shares issued and outstanding at September 30,
    1998 and December 31, 1997, respectively             8,265,000        8,465,000
  Common stock, par value $.001; 40,000,000
    shares authorized; 5,570,439 shares issued
    and outstanding at September 30, 1998 and
    5,345,439 as of December 31, 1997                        5,570            5,345
  Paid in capital                                        3,667,118        3,467,343
    Accumulated deficit                                 (6,195,628)      (5,915,419)
                                                       -----------       ----------
                                                         5,742,060        6,022,269
                                                       -----------       ----------
                                                       $ 7,610,010      $ 6,984,557
                                                       ===========      ===========

       See accompanying notes to consolidated financial statements.



                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                                STATEMENTS OF LOSS


                                               Nine Months Ended          Nine Months Ended
                                                 September 30,             September 30,
                                                1998       1997          1998         1997

Revenues:
  Bingo hall rent                                -      $ 75,000      $      -      $ 271,171
  Kitchen, gift shop, and other revenues         -        14,404             -         90,296
  Other income                                             2,000            593         2,360
                                              ------  -----------    ----------    ----------
                                                 -        91,404            593       363,827
                                              ------  -----------    ----------    ----------

  Expenses:
  Cost of sales - kitchen and gift shop          -        33,522              -       132,939
  Administrative salaries and
    related expenses                             -        37,136         73,133       117,000
  Facility costs                                 -        30,036         22,971        59,451
  Other general and administrative               -        76,001         65,098       358,152
  Production costs                               -         1,813              -        10,011
  Depreciation and amortization                  -         5,859         88,539       229,733
  Interest and finance expenses                           25,972         31,061        72,076
                                              ------  -----------    ----------    ----------
                                                 -       288,526     ($ 280,802)      971,834
                                              ------  -----------    ----------    ----------

  Net loss                                       -    ($ 197,122)    ($ 280,209)   ($ 608,007)
                                              ======  ===========    ===========   ===========

Net loss per share (Note 4)                   $ 0.00  ($    0.04)    ($    0.05)   ($    0.11)
                                              ======  ===========    ===========   ===========



See accompanying notes to consolidated financial statements.



                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (UNAUDITED)

                                                      1998         1997
                                                      ----         ----
Revenues:
  Bingo hall rent                                  $     -      $196,171
  Kitchen and gift shop revenues                         -        75,892
  Other income                                          593          360
                                                 -----------  -----------
                                                        593      272,423
                                                 -----------  -----------

Expenses:
  Cost of sales - kitchen and gift shop                  -        99,417
  Administrative salaries and related expenses       73,133       79,864
  Facility costs                                     22,971       29,415
  Other general and administrative                   65,098      282,151
  Production costs                                       -         2,483
  Depreciation and amortization                      88,539      143,874
  Interest and finance expenses                      31,061       46,104
                                                 -----------  -----------
                                                    280,802      683,308
                                                 -----------  -----------

Net loss                                         ($ 280,209)  ($ 410,885)
                                                 ===========  ===========


Net loss per share                               ($    0.05)  ($    0.08)
                                                 ===========  ===========




See accompanying notes to consolidated financial statements.

                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
                                                          1998          1997
                                                          ----          ----
Cash flows from operating activities:
  Net (loss)                                        ($ 280,209)     ($ 410,885)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation and amortization                      72,500         143,874
      Amortization of deferred loan costs                16,038          16,309
      Charge offs of long-term receivables                   -            8,178
      Change in accounts receivable, trade                  768          89,861
      Change in inventories                               6,621              -
      Change in prepaid expenses                                    (    12,172)
      Change in accounts payable and accrued expenses    83,629         126,226
                                                     ------------   ------------
        Cash (used) by operating activities         (   100,653)         38,609
                                                     ------------   ------------

Cash flows from investing activities:
  Proceeds from repayment of notes receivable from
    affiliate                                             5,499              -
  Purchase of real estate                           (   748,622)    (    17,618)
                                                     ------------   ------------
        Cash (used) by investing activities         (   743,123)    (    17,618)
                                                     ------------   ------------

Cash flows from financing activities:
  Loans from shareholders/affiliates                     12,698          34,054
  Proceeds From Mortgaged (see note 5)               $1,050,000              -
  Mortgage loan repayments                          (   239,701)             -
  Capital lease repayments                                ( 964)    (     3,327)
    Cash flows provided by financing activities      $  822,033          30,727
                                                     ------------   ------------

Net increase (decrease) in cash                     (    21,743)    (    25,500)
Cash at beginning of period                              22,228          42,327
                                                     ------------   ------------
Cash at end of period                                $      485      $   16,827
                                                     ============   ============
 Supplemental information:
  Income taxes paid                                  $       -       $       -
                                                     ============   ============
    Interest paid                                    $   28,311      $   32,102
                                                     ============   ============
Items not requiring use of cash:
  Preferred stock converted                         (  $200,000)           0.00
  Issuance of common stock                             $200,000            0.00
                                                     ------------   ------------
  Paid in capital                                    $       -               -
                                                     ============   ============



    See accompanying notes to consolidated financial statements.

                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the Nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. There were no activity in the third quarter.

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

Note 2 - Related party transactions

   The Company accrued salaries payable to the Company's principal shareholder totaling $97,500 for the three quarters ended
September 30, 1998 and 1997, respectively. All amounts owed to the shareholder are payable on demand.

Note 3 - Net loss per share

   The Company's net loss per share was calculated using 5,570,439 and 5,345,439 weighted average shares outstanding for each of the quarters ended September 30, 1998 and December 31, 1997, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

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

Note 5 - Mortgage

The company borrowed $1,050,000.00 to pay State of Alabama, on behalf of Cranberry-Magnetite, the previous owner tax liability of $748,422.00 and to pay the second mortgage to National Mortgage of $263,275. The company is also securing a loan to refinance the property, renovate and expand the company business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SBI Communications, Inc. (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31, 1997, the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. Management anticipates executing the plan during last quarter of 1998 or first quarter 1999.

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

RESULTS OF OPERATION
NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997.

The Company generated revenues of $0.00 during its third quarter of 1998 ended September 30, 1998, as compared to $91,404 in the comparable period of the prior fiscal year, which represents a decrease. The revenue stream also benefitted from the money generated by the kitchen and gift shop that was not open during the second quarter of last year. The Company expects quarterly revenues to continue to increase upon the successful operation of the Company's Web site and broadcasting of it's interactive programming.

Direct operating costs of the Company's bingo center totaled $28,526 during the third quarter of 1998 versus $288,526 in the comparable 1997 quarter, which represents a 90% decrease. The Company's general and administrative expenses also decreased. Further analysis of the direct operating costs showed that approximately 36% of the current period's costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of legal, wages and management fee costs.

General & Administrative (G&A) expenses totaled $0.00 during the third quarter of 1998 as compared to $76,001 in the year ago period, a decrease. This expense decrease was due to the bingo facility being close for renovation.

The Company did not record any tax expense during the current quarter or comparable year-ago period due to losses incurred. The Company's tax loss carryforward balance at the end of fiscal 1996 was in excess of $5 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

Net loss for the third fiscal quarter of 1998 was $280,209, which equated to loss per share of ($.05) Net loss for the comparable quarter of 1997 was $197,122 which equated to loss per share of ($0.04). The increased loss of approximately .01 per share was due to closing the facility.

All of the Company's revenue comes from operation of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Company's statement of income (rounded to the nearest whole dollar).

                                             Amount of Total Revenue
Nine Months Ended September 30,                   1998          1997
                                                  ----          ----

Revenues:
  Bingo hall rent/administrative fees             .00         271,171
  Kitchen and gift shop revenues                  .00          90,296
  Other Income                                    .00           2,360
    Total Revenue                                 .00        $363,827


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

Management collected scheduled rent payments of $225,000 and contingent rent of 46,171 for a total of $271,171 from the Jaycees for nine months ended September 30, 1997. No rent has been collected through third quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of $83,529, a decrease of $34,635 from the end of fiscal 1997. The decrease was mainly due to the Company not operating in Piedmont in 1998. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet strong customer demands.

The Company expects its cash position to begin to increase assuming continued collection of its amounts due from future charity. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

Accounts receivables totaled $0.00 at September 30, 1997. This was down from $250 at year end 1997. The Company collects most of its receivables from participating charities within one to four weeks from the time earned. The contingent rent will be collected, when earned, during two major months within the year.

Current liabilities totaled $1,867,950 at the end of the quarter, but less than 10% of this total represented trade payables. Approximately 10% of total liabilities are comprised of a long-term note payable on which the Company is currently making payments. The Company has no other long-term debt. The Company had total assets of over $7.1 million and total liabilities of $1,021,097 at the end of the third quarter, with shareholder equity of $6.1 million. The Company believes that its current capital resources, together with expected positive operational cash flows, will support operational requirements for the next year.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

In July, 1996, 5,000 shares of preferred stock with a par value of $25,000 were to be issued to cover $20,000 in closing costs relating to the mortgage note receivable. The Company inadvertently issued 25,000 shares rather than 5,000 shares, and both parties agreed that the related certificate would be returned and reissued. In the first quarter of 1997, the certificate was returned, and a new certificate for 5,000 shares was issued. In January 1998 the Company issued 25,000 shares of its common stock to cover the cost of software programing relating to PandaAmerica. The Company also converted 40,000 shares of preferred shares to 200,000 shares of the company common stock. The Company issued 20,000 shares of preferred stock to The Peter Pappas Trust in lieu of a cash payment for $25,000.00 of interest due on loan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

CHANGE IN MANAGEMENT. In September 1998, Mr. Mel Ray resigned as a director.

EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

                 (A)       EXHIBITS:
                           EXHIBITS DESCRIPTION

                             11 Statement re: computation of per share
                                              earnings

                             27 Financial data schedule

                             99 Form 8-K

                 (B)       REPORTS ON FORM 8-K:

                             Attached

                                SIGNATURES


In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                               SBI Communications, Inc.

Date: November 11, 1998            By: /s/Ronald Foster
                                   -------------------------------------
                                   Ronald Foster Chairman of the
                                   Board and Chief Executive Officer
                                   (principal executive officer)