Form 10KSB40
period 1998-12-31
SBI COMMUNICATIONS INC
filed 1999-08-02
CIK 1013453

Securities and Exchange Commission
                     Washington, D.C., 20549

                           FORM 10-KSB
Annual Report Pursuant To Sections 13 Or 15 (D) Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended December 31, 1998

Filed Pursuant To Sections 13 Or 15(D) Of The Securities Exchange Act of 1934

Securities and Exchange Commission File Number O-28416

==============================================================================
                     SBI Communications, Inc.
     (Name of small business issuer specified in its charter)
==============================================================================
              Delaware                           58-1700840
  (State or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)                 Number)

      Post Office Box 729
      103 Firetower Road                      (912) 759-9176
     Leesburg, GA  31763                 Issuer's telephone number
 (Address of Principal executive
     offices) (Zip code)

============================================================================
Securities registered pursuant to Section 12(b) of the Act:  None
Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, Par value $0.001 - Preferred Stock, Par Value $5.00
                         (Title of Class)

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

Registrant's revenues for its most current fiscal year:   $         0.00
Aggregate market value of the voting stock held by
non-affiliates as of March  30, 1999:                      $1,336,360.00
Number of common shares outstanding as of latest
practical date at $.001 par value:                             5,570,439

Documents Incorporated By Reference:  None

Location of Exhibit Index:  The index of exhibits is contained in part IV herein on page number 49.

Transitional Small Business Disclosure Format:     Yes ____      No _X__
==============================================================================
                       Dated March 30, 1999

___________________________________________________________________________

                        Table of Contents

Item         Page
Number       Number       Item Caption

Part I

Item 1.        3          Description of Business
Item 2.       15          Description of Properties
Item 3.       16          Legal Proceedings.
Item 4.       16          Submission of Matters to a Vote of Security Holders

Part II

Item 5.       16          Market Price of and Dividends on the Registrant's
                          Common other Shareholder Matters
Item 6.       22          Management's Discussion and Analysis or Plan of
                          Operation Executive Compensation
Item 7.       25          Financial Statements and Summary Financial Data
Item 8        33          Changes in and Disagreements with Accountants on
                          Accounting and Financial  Disclosure
Part III

Item 9        34          Directors, Executive Officers, Promoters and Control
                          Persons
Item 10.      42          Executive Compensation
Item 11.      44          Security Ownership of Certain Beneficial Owners and
                          Management
Item 12.      45          Certain Relationships and Related Transactions


Part IV

Item 13.      45          Exhibits, Financial Statement Schedules, and Reports
                          on Form 8-K

Signatures    49

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

Current Operations

The Company's bingo center strive to offer first class facilities and amenities, are committed to customer satisfaction and offer generous charity support. The Company believes that these principles, together with the Company's management experience, site selection methodology and ability to raise capital, distinguish the Company from direct competition and allow the Company and its charities to mutually prosper. The Company's participating charities raised approximately $300,000 proceeds in 1996 and 1997. The Company's current operations and potential expansions will likely remain focused on the southern part of the U. S. which offers favorable demographics and logistical advantages to the Company.

A brief description of the Company's current operations  is as follows.

Alabama (One) bingo center)

The Company owns and leases a facility to local charities for bingo operations in Piedmont, Alabama that have been in existence since 1994, respectively. Bingo in Alabama is regulated at the local level with varying laws between
counties and cities.   Most local laws provide limits on jackpots and the
number of weekly charity sessions that can be conducted except in Piedmont with no limits and ten hour sessions, five days a week. The company dose not lease this facility for bingo and the facility for sell.

The company is also considering renovation to turn the Piedmont facility into a retail Mall. This is needed in Piedmont and would be well received by the City and local community.

Florida

The Company will be opening a new facility in Fort Lauderdale, Florida. This facility will open in the third quarter of 1999.

California

The Company website is located in Glendale, California at the company production facility.

The Company has a bingo program operating over the PandaAmerica
Shopping Network.

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

A.     Globalot Bingo

Introduction

Globalot Bingo and Satellite Bingo are proprietary interactive Bingo games which were broadcast by the Company in the past via satellite to participating cable and television stations. The Company plans to resume expanded broadcasts in the near future.

The use of telephones for game card distribution makes it possible for home viewers to also participate in the Company's broadcast programs. The Globalot Bingo program was designed to provide larger jackpots than participating operations could individually pay, permitting participating cable and broadcast stations to attract larger viewing audiences, increase profits and attract commercial sponsors. The company's plans to enter into a license agreement with a major Spanish Network to broadcast its interactive programming.

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

The national winner will be called during the broadcast by the program's host, or, may call the Globalot Bingo 800 number shown on the program. Upon contact, the winner will provide the Company's staff with his or her serial number and other necessary identification, including name and address. The winner is then instructed on how to claim the prize.

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

Internet

The Company websites are located at http://www.sbicommunications.com, http://www.globalot.com http://www.sbid.net, http://www.sbicom.com and http://www.abingo.com. Shopping, travel, bingo games and other items will be available for the consumer first quarter-1999. A club membership will be required, and membership fee will be $19.95 per month. To gain access to the site and take advantage of services and games available you must be a member. All bingo game are free and anyone may acquire free game cards by sending the Company a request and a SASE. Bingo games will be player 24 hours 7 days a week. Members may play all games available. Upon winning, the player will be sent an e-mail disclosing the game number, amount of winnings and be featured in the winners circle.

IMPACT OF THE YEAR 2000

The year 2000 risk is the result of computers being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and government agencies may need to be upgraded to comply with year 2000 requirements or risk systems or miscalculations causing disruptions of normal business activities.

STATE OF READINESS

Based on as internal assessment, SBI believes that its software programs, both those development internally and purchased from material outside vendors, are year 2000 compliant or will be by December 31st 1999. SBI began assessing its state of year 2000 readiness during September 1998. This included reviewing the year 2000 compliance of the following:

     SBI internally developed proprietary software incorporated in the SBI broadcast bingo and Internet programs;

     Third-party software vendors;

     SBI will continue to require its vendors of material hardware and software to provide assurances of their year 2000 compliance.

COSTS

To date, SBI has incurred approximately $30,000.00 of costs in identifying and evaluating year 2000 compliance issues. Most of SBI expenses have related to. And expected to continue ro relate to the operating costs associated with time spent by employees in the evaluation year 2000 compliance matters. At this time, SBI does not possess the information necessary to estimate the potential costs of future revision to software relating to the SBI programs should revision by required of the replacement of third-party software, hardware of services, if any, that are determined to not be year 2000 compliant. Although SBI believes that its software programs, both development internally and purchased from outside vendors are either already year 2000 compliant or will be by December 31st, 1999,. Failure to identify non year 2000 compliant software could have a material and adverse effect on SBI's business, results of operations and financial condition.

RISKS

SBI is not currently aware of any significant year 2000 compliance problems relating to the broadcast or Internet or other software systems that would have a material and adverse effect on business, results of operations and financial condition.

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

Additional competition comes from other sectors of the gaming industry such as lotteries, horse and dog racing and casino operations. While the Company is cognizant of these competing operations, and does try to locate its facilities in areas insulated from such competition, the Company believes that its patrons represent unique, value-oriented customers for whom a day or night of bingo represents a small investment of $10 - $100 that provides several hours of entertainment with payout that rival the average slot machine. Lottery players seek much larger payout with less time commitment, despite the infinitesimal odds. Horse and dog racing bettors and casino patrons do enjoy comparable entertainment value that bingo provides, but generally require longer commutes to the gaming establishment as well as higher investments for the same period of playing time. In addition, these other gaming venues do not provide the socializing value that bingo provides.The Company also recognizes competition from American Indian gaming establishments, which enjoy certain legal, operational and tax advantages. The Company currently has no plans to compete in American Indian gaming markets.

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

Popular examples of interactive technology in the consumer market include on-line computer services (like AOL, AT&T, Prodigy and CompuServe), voice automated telephone services (like consumer banking and financial services), and at-home television shopping services (like the Home Shopping Network). The success of these have convinced management that interactive television programming like that being offered will be well received by a public that continues to accept more and more interactive technology into their daily lives.


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

The game of "Bingo" moved to New York, and quickly spread up and down the East Coast. By 1934, an estimated 10,000 bingo games were played every week. In 1996, approximately $6 Billion was spent on active bingo in North America alone. There are 64,000 charitable bingo centers in North America with over 60,000 organizations licensed to operate bingo. Bingo is the most accepted form of gaming by the public. There are approximately 60 millions people who visit a bingo facility each month and spend an average of $22.00 per visit. Bingo is expected to maintain or possibly increase its market share of total gaming industry receipts consistent with an aging U.S. population, which has more disposable income and time and enjoys playing bingo more than other age groups.

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

3. Dependence on One or a Few Major Customers

The Company's previous operations were highly reliant on local charities. Its former broadcast operations and contemplated future Internet Web Site operations are not expected to be reliant on any single or small group of customers.

Employees

As of December 31, 1998, the Company had 6 permanent employees, including four officers, three professional staff, three maintance and five kitchen staff.
The Company also retains the services of property managers who oversee the hall maintance & grounds in Alabama. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Premises


Frontier Palace
376 Highway 278 Bypass - Piedmont, Alabama  36272           Company-owned

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

Item 2 - Properties

The Company's principal offices were located in Piedmont, Alabama in facilities purchased by the Company on December 16, 1994, for $6,500,000 (paid in shares of the Company's preferred stock, valued at $5.00 per share). The facility is comprised of 80,000 square feet of usable space under roof, and includes a Bingo hall. The Bingo hall, including the personal property owned by the Company and maintained properties therein, has been leased on a month to month basis by the Company to Piedmont Jaycees, Inc. since August 10, 1995 until terminated January 1, 1998. The rental for the building and equipment located therein is $75,000 per month or $7,000 per day, whichever is greater, plus all other defined expenses, excluding insurance, ad valorem taxes, assessments, repairs, upkeep, maintenance and similar expenses. However, the Piedmont Jaycees were not able to pay $75,000.00 per month and the rent was reduce to a minium payment of $25,000.00 through the startup period. The Company also has a branch office at 1239 South Glendale Avenue, Glendale, California, and Production Studio and transmission facilities are obtained from third parties at competitive rates. The premises are comprised of approximately 3,000 square feet for which the Company pays $1,000 per month. The lease is scheduled to expire on December 31, 1998; however the Company is confidant that the lease would be renewed on favorable terms.

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

Item 3 - Legal Proceedings

Involvement in Certain Legal Proceedings

On April the 28th 1995 the State of Alabama place a tax lien on the previous owner, Cranberry-Magnetite for admission taxes, in the amount of $750,000.00. The company received a warranty deed from Cranberry Magnetite. After a legal action by Cranberry Magnetite failed in 1998 the company paid this tax liability on behalf of Cranberry Magnetite. The company will take any and all legal action to recover these funds.

In April of 1995 two of the employees of the company's subsidiaries (SBI Communications, Inc. of Alabama) were named as defendants in a legal action in Alabama. This action alleges that the defendant's bingo game, which was operate by the charity; 1) comprise a illegal lottery, which violates the state constitution; 2) further comprise that the equipment (a computer) was an illegal gaming device. After appeals to Circuit and State Supreme court failed, the defendants were incarcerated and later place on 24 months probation which will end November 14th 1999. This was a misdemeanor and a first offence.

The Company believes that this action was completely without merit and did defend vigorously.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998. The Company's annual shareholder meeting with voting on proxy issues is on April 28, 2000.

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

Market for Common Equity

The Company's stock is traded on the NASDAQ OTC Electronic Bulletin Board. The Company currently has 5,570,439 shares of stock outstanding, with 1,450,000 in the public float. There are approximately 3,240 shareholders of record. For the fiscal year ended December 31st, 1998 the Company reported revenues of $0.00 and a net loss of $280,209.00.

The Common Stock of Company has been traded over-the-counter since 1983. Its trading symbol is "SBID." No established public trading market exists for the Common Stock of Company at this time.

     No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 128,000 shares of preferred stock which are convertible into common stock. The Company is in the process of re-purchasing 1,500,000 of preferred shares from the previous owner after paying the State of Alabama $750,000.00 in tax liens that were in place against the previous owner pertaining to the property in Piedmont, AL.

     No common stock is currently being offered or proposed to be offered which offering could be reasonably expected to have a materially adverse effect on the market price of the Company's common equity; and

     There are approximately 5,570,439 shares of common stock which will become eligible for sale by December 31, 1998, pursuant to the provisions of Securities and Exchange Commission Rule 144.


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

                           Common Stock
   Date                                            Low       High
   Fiscal 1997                                 $ 0.1875     $0.375
   -----------

   Fiscal 1998
   -----------
   First Quarter                                $0.25       $0.50
   Second Quarter                               $0.1875     $0.375
   Third Quarter                                $0.125      $0.25
   Fourth Quarter                               $0.1875     $0.375

                              ______

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

Securities that are registered, or approved for registration upon notice of issuance, on a national securities exchange are also excluded from the definition of penny stock (Rule 3a51-1(e)). The exchange must make transaction reports available pursuant to Rule 11Aa3-1 for the exclusion to work. The exclusion is further conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information. In addition, the exclusion is limited to exchange-listed securities that actually are purchased or sold through the facilities of the exchange, or as part of a distribution. Exchange-listed securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)- (d), continue to be deemed penny stocks for purposes of Exchange Action Section 15(b)(6).

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

Security Holders

As of December 31, 1998, the latest practicable date for which information is available, the Company's management was of the opinion that the Company had approximately 3,240 common stock holders.

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

As of December 31, 1998, 5,570,439 shares of Common Stock were outstanding (excluding the 2,500,000 shares held but not yet allocated by the Company's Employees' Trust) and held of record by approximately
3,240 persons. In addition, 1,628,000 shares of preferred stock were outstanding, and held by approximately five persons. The Company plans to repurchase 1,500,000 preferred shares.

Corporate Stock Transfer, 370 17th Street, Suite 2350; Denver Colorado 80202, acts as transfer agent and registrar for the Company's common and preferred stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation.

Introduction

The Company is currently in the development stage of its business cycle. Since its inception, the Company has actively pursued licensing agreements designed to generate royalty income in exchange for providing software and methods involving bingo game production. In the past, the Company has entered into various agreements covering territories in Brazil, Greece, Hong King, and Indian reservations, military bases, and charity bingo parlors in the United States. Prior emphasis on these type of licensing agreements has proven to be ineffective. No licensee currently has bingo operations generating significant fees or royalties for the Company. The majority of its current operating income is provided by rental income generated from the lease of its bingo facility to non-profit charities in a facility owned by the Company. The majority of future revenues, however, are not anticipated to occur in either of these areas. The Company hopes to generate significant future revenues from telecommunications services involved in interactive bingo and television buying shows by purchasing large blocks of long distance telephone time and reselling such time to television audience users at a profit. Management of the Company has made this area of business their first priority, and most of the other plans for the future are based on the success of the telecommunications area. Management would like to broadcast the bingo show to as many viewers as possible, and although there are no current foreign agreements, management's plans are not limited to the U.S. Management intends to pursue contracts with foreign countries and begin its bingo programs on the Internet. Overall, management hopes to be able to generate net revenues of $10 million annually from this area of business. The Company also has plans to expand operations through the acquisition of television production facilities and rights to a television buying show. This would allow the Company to produce their bingo show in their own studio and broadcast it over their own network. It will also give management freedom to use their experience in programming and production to produce other forms of interactive entertainment, such as the ideas of Public Domain Broadcasting and The Life and Leisure Network mentioned elsewhere in this offering document. Diligently being examined are the legal opinions submitted for imminent contractual arrangements between two companies with the Company, a major international shop at home entity and a telecommunications company. Webinfotv.net, Inc. a wholly owned subsidiary of the Company was formed in June 1999 in order to become a dedicated Internet Service Provider for 24 hour on line service. That is, it will provide the computer and communication equipment for consumers and businesses to connect their personal computers to the Internet 24 hours a day seven days a week. It will also provide design and programming services to build Internet Web Sites and the personnel and equipment to maintain these sites. The company will also provide a television network with programs design to promote, tour, advertised and provide Information for each website desiring its services. Simulcasting of live or tape programs via the Internet and satellite broadcast. The company will have its own website featuring a 24 hour bingo program, classified ad, trade and barter, auctions, special events and other service available for its members.

Overall, the company can be characterized as a Broadcast Internet Service company.

 Webinfotv.net,  Inc. is a newly formed Nevada Corporation and a Wholly Owned
 Subsidiary of SBI Communications, Inc. We  chose this   form of  organization
 because we anticipate aggressive growth and will require additional capital in the future to support this growth, probably in the form of a secondary public offering. Webinfotv.net, Inc. is currently in its start
 up phase. The management team has been formed,  new space   has been leased,
 equipment and telecommunications have been ordered for delivery within 45-60 days and certain business alliances have been formed.

 With the anticipated external financing, we expect to turn a profit within one year and expect to offer shares of the parent Company to raise additional capitol by the end of the first year operation.

 To accomplish this goal we have developed a comprehensive plan to intensify our marketing and sales activities, product development, services expansion and customer support.

 The Internet

 The Internet is one of the fastest growing phenomenons. The current facts are; More than 50 million American households are connected to the Internet with Southeast Florida as one of the fasted growing regions. Currently there are 150 million users worldwide. Every two seconds, a new user signs up for Internet access. It is estimated that by the year 2002, 550 million people will be on-line. The Internet has gained the support of everyone from the White House to the Department of Revenue to United Parcel Service. Companies are scampering to become a part of the madness and make a fortune. While making a fortune is possible, it requires the help of an expert in the field with specific working knowledge and training in the necessary technologies.

 Management feels confident that all will be consummated by year end 1999
 allowing the Company to   commence operations on a full scale in the
 telecommunications business segment.

 The Company is continuing to search for avenues to develop future revenue. In light of the preliminary and conditional nature of negotiations, no assurance can be provided as to the likelihood that such proposed projects will come to fruition. A summary of projects currently being pursued is as follows:

Frontier Palace

     Piedmont Jaycees did not perform as represented, and management did not develop business. Gross revenues were 50% of their projections which did not fulfill agreement in their premises lease: Jaycees salaries exceeded budgets; operations schedule was not full time.
Therefore, their lease was allowed to not be renewed at the first of 1998.

     At the same time, local political influences developed negative local law changes as a reaction to the Piedmont Jaycees operation and a Bingo
Commission being implemented to oversee all bingo operation in Calhoun County. Local ordinances are being adopted to limit all charity bingo operations to the amount of employees and establish a requirement of net proceeds being donated for charitable purposes, with no revenues to the employees of the charity.

     In reaction to the above political/legal trends, management of it's wholly owned subsidiary (SBI Communications, Inc. of Alabama) has a signed purchase agreement with Regency Communications, Inc. of Dallas, Texas to purchase the Piedmont property for $7,100,000.00. The sale of this property should be closed with-in the next thirty days. Regency plans are to have an inbound telemarketing, fulfilment center and backbone to the Internet at the Piedmont location. Regency plans to contract with SBI to set all phases of operation in place. Plans are to employ approximately 250 to 300 employees.

     Management is working with technical computer advisors and systems designers in the Boca Raton/Fort Lauderdale, Florida area and believes that the local charity Bingo market is more hospitable in Southeast
Florida, rather than northeast Alabama. The company plans to open a facility in the Southeast Florida area to lease to local charities to conduct bingo games.

Internet Web Site

     The company is establishing a secure web site allowing individuals to join "A Shopping Club for a fee of $19.95 per month which is a shopping club for a variety of products, services, Bingo game related events and items, travel and consumer goods; the opportunity is primarily a shopping club. No charge is made for Bingo cards, and for allowing members to play an on-going Globalot Bingo game, with winnings credited to the member's account or delivered to the member at their option. Payment for membership will be made by credit card, bank check, debit/ATM cards and by lec billing or "900" telephone number. The company will host the Internet Web Site and provide fulfillment. The company will at some point be an Internet Service Provider with server and tee access to the Internet. The company will generate additional revenues by offering advertising and its web services to others.

Satellite Bingo.

      The company has developed a pay-per-view television game show to be operate by SBI, at a production studio in Glendale, California. The charge for a weekly two hour broadcast is $9.95 per subscriber per broadcast; SBI receives $5.00 with the broadcaster/network company paid the balance.

Liquidity

     The following table summarizes working capital and total assets:

                       Fiscal Year Ended December 31,
                           1998               1997
                           ----               ----
Working Capital
                     ($1,670,524)    ($     729,474)
Total Assets          $7,610,010      $    6,984,557

December 31, 1995, the Company's current assets exceeded its current liabilities, creating a working capital surplus. The surplus is primarily the result of the issuance of preferred convertible stock to liquidate liabilities owed to shareholders, and in income provided by the Company's operating activities relating to approximately $100,000 in rental fees collected from charities that sponsor bingo games at the Company's bingo hall.

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

As the Company continues to operate in the development stage, no significant cash flow is being generated from operating activities. 1998 was a dormant year. The Company was not able to generate any revenues from operations. Shareholders also advanced net funds of $100,000.00 in 1998.

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

                                        Amount of Total Revenue

Fiscal Year Ended December 31,             1998       1997
                                           ----       ----
     Revenues:
       Licenses & Royalties                 -0-       -0-
       Bingo Hall Operations                -0-   $ 411,033
       Kitchen and gift shop revenues       -0-     131,703
       Other Income                         -0-       1,926
                                          ------  ---------
     Total Revenue                          -0-   $ 544,662
                                          ------  ---------

In general, the Company experienced insignificant revenues in 1998 as it attempted to expand and develop its operations. Total revenues were $0.00 for 1998. The Company owns a bingo hall, during 1997 was leases to charities who sponsor bingo games. The Company also provides management services to assist the charities in the operations of the bingo games, for which the Company charges a fee. Net revenues related to the bingo hall operations were only $411,033 in 1997, but have decreased to $0.00 for the calendar year ended December 31, 1998. Total revenues for calendar year ended December 31, 1997 were $544,662. Accordingly, except for the operation of the bingo hall, there are no other significant revenue sources of the Company at this time. For 1996, 1997 and 1998, the Company did not generated revenue from the sale of copyrighted bingo cards, foreign licensing agreements, sale of computer hardware or security systems, or other various areas of business opportunity discussed in this offering document.

     The Company's expenses can be summarized as follows:


                                                  Amount of Total Expenses

Fiscal Year Ended December 31,                      1998            1997
                                                    ----            ----
     Salaries and related expenses                 ******        $157,649
     Other general and administrative expenses                   $358,670
     Depreciation and amortization                               $346,742
     Interest expenses and finance charges                       $ 82,637

The most significant expense relates to the amortization of trademark, game show and computer program assets the Company has developed. The expense is running $ 265,960 per year. Such assets will be fully amortized at the end of 1997. For 1997, the Company also had depreciation on the bingo hall and related equipment, which will approximate $367,202 per year. These expenses do not require the use of cash. The low level of other expenses in 1994 is due to a slow down in the general activity of the Company as it explored alternative revenue generating ideas. With the addition of the bingo hall in late 1994, as well as the pursuit of television production and broadcast possibilities in 1996, such expenses have decreased in 1997. As the Company continues to pursue television production and broadcast possibilities, these expenses will continue to rise as a result of expanded facility space and travel costs. Interest and finance charge expenses increased in 1996 due to $200,000 in finance charges incurred to obtain short-term financing. These finance charges were paid for through the issuance of preferred stock.

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

Item 7.    Financial Statement and Summary Financial  Data

Financial Statements

The audited consolidated balance sheet of the Company for its years ended December 31, 1998 and audited 1997 and the related consolidated statements of operations, stockholder's equity and cash flows are submitted herewith.

Index to Financial Statements
The audited consolidated balance sheet of the Company for its years ended December 31, 1998 and 1997 and related consolidated statements of income
(loss), stockholder's equity and cash flows therefor, follow. The page numbers for the financial statement categories are as follows:

Page    Description
-----   -----------
__
     Report of Certified Public Accountants, as to the calendar years ended December 31, 1998 and 1997.
__
     Consolidated Balance Sheets - December 31, 1998 and December 31, 1997.
__
     Consolidated Statement of Income (Loss) for the calendar years ended December 31, 1998 and December 31, 1997 and from inception until December 31, 1998.
__
     Consolidated Statement of Changes in Stockholder's Equity from Inception (January 10, 1986) through December 31, 1998.
__
     Consolidated Cash Flows for the calendar years ended December
     31, 1996 and December 31, 1997 and from inception until December
     31, 1998.
__
     Notes to Consolidated Financial Statement Statements for the calendar years ended December 31, 1998 and December 31, 1997.


                    SBI COMMUNICATIONS, INC.  AND  SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1998 AND 1997


                    CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31,

                                                                   1998             1997
                                                                   ----             ----
                                ASSETS
Current assets:
     Cash                                                     $       485     $     22,228
     Accounts receivable, net of allowance for doubtful
       Accounts of $ -0- at December 31, 1998 and 1997(Note 8)         -               250
     Note receivable from affiliates (Note 2)                       3,600            9,617
     Inventories                                                   79,444           86,065
                                                              -----------     ------------
                                                                   83,529          118,160
Property and equipment, net of accumulated
     depreciation (Note 3)                                      7,458,345        6,782,223
Other assets:
     Deferred loan costs                                            5,071           21,109
     Deposits                                                      63,065           63,065
                                                              -----------     ------------
                                                              $ 7,610,010       $6,984,557
                                                              ===========     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
     Note payable to trust managed by a shareholder         $     150,000      $   150,000
     Mortgage note payable-current portion (Note 5)             1,050,000          239,701
     Capitalized leases-current portion                            17,284           17,491
     Accrued wages due to principal shareholder (Note 2)          355,000          290,000
     Advances due to principal shareholder                         12,698               -
     Account payable and accrued expenses                         169,071          150,442
                                                              -----------     ------------
                                                                1,754,053          847,634
Capitalized leases, long-term portion                              61,459           62,216
Other notes payable                                                52,438           52,438
                                                              -----------     ------------
Total liabilities                                               1,867,950          962,288
                                                              -----------     ------------

Stockholders' equity:
     Preferred stock, par value $5.00; 10,000,000 shares
       authorized; 1,653,000 and 1,693,000 shares issued and
       outstanding at June 30, 1998 and December 31, 1998,
       respectively                                             8,265,000        8,465,000
     Common stock, par value $.001; 40,000,000 shares
       authorized; 5,570,439 shares issued and outstanding
       at March 31, 1999 and 5,345,439 as of
       December 31, 1998                                            5,570            5,345
     Paid in capital                                            3,667,118        3,467,343
     Accumulated deficit                                     (  6,195,628)    (  5,915,419)
                                                              -----------     ------------
                                                                5,742,060        6,022,269
                                                              -----------     ------------
                                                              $ 7,610,010      $ 6,984,557
                                                              ===========      ===========


See accompanying notes to consolidated financial statements



                        SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF LOSS
                            FOR THE YEARS ENDED DECEMBER 31,

                                                                  1998             1997
                                                              -----------     ------------
Revenues:
     Bingo hall rent (Note 8)                               $         -          $411,033
     Kitchen and gift shop revenues                                   -           131,703
     Other income                                                    593            1,926
                                                              -----------     ------------
                                                                     593          544,662
                                                              -----------     ------------
Expenses:
     Cost of sales - kitchen and gift shop                            -           180,563
     Administrative salaries and related expenses                 73,133          157,649

  Facility costs                                                  22,971           49,518
     Other general and administrative                             65,098          358,670
     Travel and Production costs                                      -           102,762
     Depreciation and amortization                                88,539          306,742
     Interest and finance expenses                                31,061           82,637
                                                              -----------     ------------
                                                                 280,802        1,238,541
                                                              -----------     ------------

Net loss                                                      ($ 280,209)      ($ 693,879)
                                                              ===========      ===========
Net loss per share                                            ($    0.05)      ($    0.13)
                                                              ===========      ===========

    See accompanying notes to consolidated financial statements



                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CHANGES IN
                            SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDING DECEMBER 31, 1997 AND 1998


                                       Common Stock                  Preferred Stock                Additional       Total

                                Number                      Number                      Paid-in    Accumulated    Shareholders'
                              of shares      Amount       of shares      Amount         Capital      Deficit        Equity

Balance December 31, 1996     5,345,439         5,345     1,668,000     8,340,000      3,572,343   ( 4,171,821)   7,745,867

Preferred stock
   issued in July, 1996
   to cover $20,000 in
   loan closing costs,
   20,000 shares to be
   returned in 1997                  -             -        25,000        125,000   (   105,000)           -        20,000

Net loss, January 1, 1996
  to December 31, 1996               -             -            -              -             -    ( 1,049,719) ( 1,049,719)
                              ---------        ------     ---------     ---------      ---------  ------------ ------------
Balance December 31, 1997     5,345,439         5,345     1,693,000     8,465,000      3,467,343  ( 5,221,540)   6,716,148

Excess preferred stock
   issued in July, 1996
   to cover $20,000 in
   loan closing costs,
   20,000 shares were
   returned in 1997                  -             -    (    20,000)  (   100,000)       100,000            -            -

Net loss, January 1, 1997
  to December 31, 1997               -             -             -             -              -    ( 4,723,202) ( 4,723,202)
                              ---------        ------     ---------     ---------      ---------  ------------ ------------
Excess common stock
 issued in Sept., 1998
 25,000 shares                   25,000


Balance December 31, 1998     5,570,439    $    5,570     1,673,000    $8,365,000   $  3,567,343   ($9,944,742)  $1,992,946
                              =========    ==========     =========    ==========   ============   ============  ===========


                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,

                                                                  1998          1997
                                                                  ----          ----
Cash flows from operating activities:
     Net (loss)                                               ($  280,209)    ($ 693,487)
     Adjustments to reconcile net loss to cash
       provided (used) by operating activities:

       Depreciation and amortization                               88,538        341,833
       Services paid through reduction in amounts
         receivable from affiliates                                    -              -
       Change in accounts receivable, trade                           768        128,234
       Change in inventories                                        6,621          8,148
       Change in accounts payable and accrued expenses             86,329        176,569
                                                              ------------     ----------
           Cash (used) by operating activities                (   100,653)     (  38,703)
                                                              ------------     ----------
Cash flows from investing activities:
     Proceed from repayment of notes receivable from affiliate      5,499             -
     Purchase of property (real estate) and equipment         (   748,622)     (  40,853)
     Decrease (increase) in deposits                                   -           5,023
     Loans to affiliates                                               -       (   6,017)
                                                              ------------     ----------
           Cash (used) by investing activities                (   743,123)     (  41,847)
                                                              ------------     ----------

Cash flows from financing activities:
     Loans received from shareholder/affiliates                    12,698             -
     Repayments of affiliated loans                                    -       (  14,901)
     Borrowing on new loans and capital leases                 $1,050,000        145,000
     Repayments on loans and capital leases                      (239,702)     (  69,256)
     Deferred loan costs paid                                          -              -
     Capitol lease repayments                                 (       964)
Proceeds from issuance of common stock                                 -              -
                                                              ------------     ----------
           Cash flows provided by financing activities           $822,033         60,843
                                                              ------------     ----------
Net increase (decrease) in cash                               (    21,743)     (  20,009)
Cash at beginning of year                                          22,228         42,327
                                                              ------------     ----------
Cash at end of year                                            $      485      $  22,228
                                                              ============     ==========
Supplemental information:
     Income taxes paid                                         $       -       $      -
                                                              ============     ==========
     Interest paid                                             $   28,311      $  41,144
                                                              ============     ==========
Items not requiring use of cash
     Preferred stock converted                                ($  200,000)          0.00
     Issuance of common stock                                  $  200.000           0.00
                                                              ------------     ----------
     Paid in capitol                                           $       -              -
                                                              ------------     ----------
Non-cash activities:
During 1996, $25,000 in services were paid for through the reduction of $25,000 in affiliated loans receivable, and $20,000 in loan closing costs were paid for through the issuance of 20,000 shares of preferred stock.  During 1997, $100,000 in trade receivables were settled for receipt of inventory valued at $69,822 and furniture valued at $22,000.

      See accompanying notes to consolidated financial statements


              SBI COMMUNICATIONS, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996

Note 1 - Summary of significant accounting policies

     The major accounting policies of SBI Communications, Inc. are summarized below to assist the reader in reviewing the Company's financial statements.

     Organization and operations

     SBI Communications, Inc. (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on
November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31, 1997, the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. Management anticipates executing the plan during 1999.

     The Company plans to lease or operate bingo halls and to provide interactive satellite cable bingo game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. During 1998, the Company's had no operations due to renovation of the facility located in Piedmont, Alabama. Under local ordinances, the hall must be leased to a charity, which was the local Jaycees. As described in Note 8, the Company is selling its facility and ceasing bingo operations in Piedmont, Alabama. The Company plans to continue to search for avenues to provide bingo over the Internet, as well as to explore other revenue producing ventures.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SBI Communications, Inc. (an Alabama corporation). Inter company transactions and balances have been eliminated in consolidation.

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

     Trademarks, shows and computer programs

     Trademarks, shows and computer programs are intangible assets acquired through the issuance of stock. Such assets are being amortized on a straight-line basis over sixty (60) months. The five- year life is a subjective estimate that was derived after considering such factors as consumer demand, competition, expected actions of competitors, effect of obsolescence, etc.

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

In addition to advances, the Company accrued salaries payable to the Company's principal shareholder totaling $120,000 and $130,000 for the years ended December 31, 1998 and 1997, respectively. All amounts owed to the shareholder are payable on demand.

In October, 1995, the Company borrowed $250,000 from a trust managed by a shareholder, in the form of a mortgage note. The note was payable in full on October 15, 1996, with interest payable quarterly at prime plus 3%, secured by second mortgage on The Piedmont property. $50,000 of this note was repaid in 1996 when due, and an additional $50,000 was repaid during 1997. The holder had the right to convert the mortgage note to common stock at a price of $3 per share. This conversion privilege expired on July 15, 1999. The note has been extended on a quarter to quarter basis, with $150,000 remaining outstanding at December 31, 1998. Interest expense related to this note totaled approximately $15,000 and $15,000 for the years ended December 31, 1998 and 1997, respectively.

In October, 1995, the Company advanced $25,000 to a shareholder to be repaid to acquisition candidates and capital sources. The above note was applied as payment for such services in 1996. An additional $11, 700 was paid to this shareholder during 1996 for the services described. In 1996, the Company loaned $3,600 to a relative of a shareholder. This loan is non-interest bearing and is due upon demand.

Note 3 - Property and equipment

Property and equipment are summarized as follows at December 31:

                                   Estimated
                                  Useful Life       1998        1997
                                  -----------       ----        ----

     Land (see Note 8)                          $  250,000  $  250,000
     Building (see Note 8)                       6,250,000   6,250,000
     Vehicles                      5 years          10,920      10,920
     Furniture and equipment     5 to 7 years    1,109,182   1,024,296
                                                 ---------  ----------
                                                 7,620,102   7,535,216
     Less accumulated
         depreciation                              367,202     282,085
                                                 ---------  ----------
                                                $7,252,900  $7,253,131
                                                ==========  ==========

Depreciation expense totaled approximately $306,000 and $279,000 for the years ended December 31, 1998 and 1997, respectively.

Note 4 - Organization costs, trademarks, and similar assets

Organization costs, trademarks, shows, computer programs and game inventory represent assets acquired or developed in prior years as the Company went through its development stage, and are summarized as follows at December 31:

                                                    1998          1997
                                                    ----          ----
Trademarks:
     Original cost                             $  500,000    $  500,000
     Less accumulated amortization                500,000       500,000
                                               -----------   ----------
                                               $       -     $       -
                                               ===========   ==========

Shows and computer programs:
     Original cost                             $  829,800    $  829,800
     Less accumulated amortization                829,800       829,800
                                               -----------   ----------
                                               $       -     $       -
                                               ===========   ==========

Game inventory:
     Original cost                             $   75,400    $   75,400
     Less amounts used in operations               75,400        75,400
                                               -----------   ----------
                                               $       -     $       -
                                               ===========   ==========

Organization costs:
     Original cost                             $      758    $      758
     Less accumulated amortization                    758           758
                                               -----------   ----------
                                               $       -     $       -
                                               ===========   ==========

Game inventory was expended as used. All other assets listed above were amortized over sixty (60) months. Amortization expense on the above intangible assets totaled approximately $266,000 for the year ended December 31, 1996.

Note 5 - Mortgage note payable

On April 1, 1996, the Company borrowed $250,000 from a mortgage company. The note is payable in thirty (30) equal monthly installments of $3,330 including interest at fourteen percent (14%) per annum, with a final balloon payment of any remaining unpaid principal due October 1, 1998, secured by a deed of trust on the Company's real estate. The note was paid in full in July and has a $00.00 balance at December 31, 1998.

In connection with the above note, the lending company was granted options to purchase 250,000 shares of common stock for $0.50 per share. These options expire upon repayment of the loan. In addition, the Company agreed to issue 5,000 shares of preferred stock to the lender to cover $20,000 in loan closing costs. Upon issuance, the Company inadvertently issued 25,000 shares instead of $25,000 in value of preferred stock to the lender. Such shares were outstanding at December 31, 1996. In March, 1997, the lender returned the certificate for the 25,000 shares to the Company, and a new certificate for 5,000 shares was issued. The adjustment to paid-in capital has been reversed in 1997 with the issuing of the new certificate.

The company borrowed $1,050,000.00 to pay the State Of Alabama, on behalf of Cranberry-Magnetite, the previous owner tax liability of $748,422.00 and to pay the second mortgage to National Mortgage of $263,275. The company is also securing a loan to refinance the property, renovate and expand the company business.

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

Series H through N of preferred stock has a liquidation preference of $5.00 per share, pay dividends at a rate not to exceed twelve percent (12%) annually, and are convertible to common stock upon demand at the following conversion rates:

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

The Company's income (loss) per share was calculated using 5,570,439 weighted average shares outstanding for each of the years ended December 31, 1998 and 1997, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

Note 7 - Income taxes

Deferred income tax assets and liabilities are summarized as follows at December 31:

                                          1998          1997
                                          ----          ----
     Deferred tax assets
       attributable to operating
       loss carry forwards           $1,500,000     $1,380,000
     Valuation allowance due to
       uncertainty surrounding
       realization of operating
       loss carry forwards          ( 1,500,000 )  ( 1,380,000)
     Deferred tax liabilities                -              -
                                   --------------   -----------
     Total deferred taxes          $         -      $       -
                                   ==============   ===========


The Company has available at December 31, 1998, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:

             Amount of Unused Operating        Expiration During
                Loss Carry forwards          Year Ended December 31,
                -------------------          -----------------------

                  $  200,000                           2001
                     550,000                           2002
                   1,200,000                           2003
                     300,000                           2004
                     490,000                           2007
                     340,000                           2008
                     320,000                           2009
                     650,000                           2010
                   1,050,000                           2011
                     700,000                           2012
                     700,000                           2013
                  ----------
                  $6,500,000
                  ==========

Note 8 - Commitments, risks and contingencies

The Company has a purchase agreement for Regency Communications, Inc. to sell the facility in Piedmont, Alabama. There were no revenues in 1998 due to the hall been renovated. This sell should be completed within the next thirty days.

The Company has developed bingo productions to be broadcast via satellite in English and Spanish to the television market and the Internet, into homes of viewers throughout the World. Should local, state, or federal laws change regarding bingo sweepstakes, such changes could have a material impact on the ability of the Company to generate future revenues.

The Company has a history of issuing common stock for services difficult to value or yet to be provided. Approximately 3,000,000 (or 57%) of the common stock outstanding at December 31, 1998, is restricted in some fashion as a result of the above transactions. Furthermore, the Company has in prior years canceled common stock certificates due to non-performance of the third parties involved in certain of the above transactions. Although no party to such transactions has yet instigated litigation involving the Company for cancellation or restriction of related shares, due to the volume of such transactions, litigation relating to such activity remains a possibility. Management feels all actions it has taken to cancel or restrict common stock are with merit, and does not anticipate any material loss being incurred by the Company relating to future resolution of these matters.

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

                                   December 31, 1998         December 31, 1997
                                   -----------------         -----------------
Statement of Operations Data
Gross Revenues                         $     -0-                    544,662
Income from Operations(Loss)          ($  280,209)             (    693,879)
Net Income (Loss) per share *         (       .05)             (        .13)
Balance Sheet Data
Assets
Current Assets                         $      485                   118,160
Property & equipment, less
     accumulated depreciation          $7,458,345                 6,782,223
Other Assets                           $  151,180                    84,174
                                       ----------             -------------
Total Assets                           $7,610,010                 6,984,557


Liabilities
Current Liabilities                    $  817,350                   847,634
Long Term Liabilities                  $1,050,000                     Nil
Total Liabilities                      $1,867,950                   962,288
Total Stockholders' Equity             $5,742,060                 6,022,269
                                       ----------             -------------
Total Liabilities and Equity           $7,610,010             $   6,984,557
                                       = = = = = =            = = = = = = =
______
*
     See above. Per share data is computed based on the weighted average of common stock outstanding as of the report date.

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

Name                Age       Position                            Since
-------------       ---       --------                            -----
Ronald Foster        57       President/Chairman of the Board      1986
William Beggs        55       Director                             1998
Karien Anderson      48       Secretary/Treasurer/Director         1997
Claude Pichard       44       Director                             1986
Mel Ray              59       Director                             1997
     ______
     Messrs. Fosters, Mr. William Beggs, Mr. Pichard and Ms. Anderson are all engaged with the Company's business on a full time basis.

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

Biographies of the Company's Executive Officers and Directors

Ronald Foster

Mr. Foster, 57, is presently Chairman, President, Chief Executive Officer, and Executive Producer for SBI Communications, Inc. He has been working with the Company since its inception in 1984. His primary responsibilities include finance, marketing and technical review. In addition to his responsibilities with the Company, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia. Mr. Foster was also owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. Since 1987, Mr. Foster has served as president and director of Ed-Phills, Inc., a Nevada corporation and is now an executive vice president and member of the board of directors of Golden American Network, a California corporation. Since 1984, he has also been the president and chief executive officer of ROPA Communications, Inc., which owns and operates WTAU-TV-19 in Albany, Georgia. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network (FNN), a national cable network.
Mr. Foster also has experience as technical director and associate producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS.
Mr. Foster is Director/Producer/Writer of the Company Interactive Broadcast Programs.

Karien Anderson

Ms. Anderson is 48 years old and resides in Piedmont, Alabama. Ms. Anderson has extensive experience in executive secretarial business, including government and private sectors. She has extensive background in the field of advertising, marketing, special event promotions, contract management, personnel management and real estate. Ms. Anderson currently holds a real estate licence. Ms. Anderson has been involve as coordinator for non-profit association for the last eighteen years. She is currently employed as Secretary and property manager for SBI Communications, Inc.

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

Mel Ray

Mr. Ray is 59 years old and resides in Tampa, Florida. Mr. Ray has been an executive in the bottled and natural gas industries for more than 30 years, and currently manages six gas companies in the state of Florida, ranging from the west coast Tampa area all the way to the east coast of Florida. Mr. Ray's extensive experience in utility companies gives him a great understanding of local and federal government regulations. Due to the nature of his business, Mr. Ray also possesses knowledge concerning hazardous materials transportation, bulk purchasing, retail sales, management, marketing, acquisition, and personnel. Mr. Ray has 20 years of experience operating some of the most profitable divisions of Tropi-Gas, Petrolane, and Star Gas as an executive both in its international and domestic markets. Mr. Ray is an officer and director of the company.

William Beggs

Mr. Beggs is 55 years old and resides in Fort Lauderdale, Florida. Mr. Beggs has been a member, in good standing, of The Florida Bar since 1973. Mr. Beggs practices real estate and corporate law in the Fort Lauderdale area.

Item 10     Executive Compensation

The Summary Compensation Table below sets forth all compensation paid to the Officers and Directors of the Company during the Company's year ended December 31, 1997 and 1998. Prior to June of 1992, the date on which a change in control of the Company was effected and current management took over their respective positions, previous management conducted no business, the Company's was inactive and no compensation was paid or deferred to and of the Company's officers or directors.

                      1997 Summary Compensation Table


Name               Annual Compensation     Long Term Compensation
and                          Awards        Awards      LTIP    All
Principal                    Restricted    Restricted  Pay-    Other
Position            Salary  Bonus  Other    Stock   Options  outs  Compensation
----------          ------  -----  -----    -----   -------  ----  ------------
Ronald Foster **      (5)     *      *        *        *       *         *
Claude Pichard +       *      *      *        *        *       *         *
Mel Ray (2)            *      *      *        *        *       *         *
Karien Anderson(1)    (6)     *      *        *        *       *         *
Thomas Barrett (4)    (8)     *      *        *        *       *         *
____________________________________________________________________________
                     1998 Summary Compensation Table

Name               Annual Compensation     Long Term Compensation
and                         Awards         Awards      LTIP    All
Principal                   Restricted     Restricted  Pay-    Other
Position            Salary  Bonus  Other    Stock   Options  outs  Compensation
----------          ------  -----  -----    -----   -------  ----  ------------

Ronald Foster **       5      Y      *        Y        *       *         *
Claude Pichard +(2)    *      *      *        *        *       *         *
Mel Ray (2)            *      *      *        *        *       *         *
Karien Anderson(1)     6      *      *        *        *       *         *
___________________________________________________________________________

 *  None.
**  President, Chairman and Chief Executive Officer.
*** Former Secretary, Treasurer and Chief Financial Officer.
+   Vice President.
(1) Secretary and Treasurer.
(2) Director.
(3) Director.
(4) Vice President.
(5) $130,000.
(6) $ 30,000.
(7) $ 35,500.
(8) $ 30,000.
(9) No person listed has any options to acquire securities of the kind required to be disclosed pursuant to instruction 1 of Item 403 of Regulation SB.
(Y) Yes

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

Item 11.   Security Ownership of Certain Beneficial Owners & Management

The following table sets forth, as of the date of this Registration Statement, the number and percentage of shares of common stock owned of record and beneficially by any group (as that term is defined for purposes of Section 13(d)(3) of the Exchange Act), person or firm that owns more than five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).

Name and Address of        Amount of      Nature of      Percent of
Beneficial Owner *         Shares         Ownership      Class
------------------         ---------      ---------      ----------
Ronald Foster              1,632,089      Record &           32%
103 Firetower Road                       Beneficial
Leesburg, Georgia, 31763

Larry Cahill               1,000,000      Record &           19%
3330 Southgate Court                     Beneficial
Cedar Rapids, Iowa 52404

Michael Graham               500,000      Record &           10%
1804 Cherry Lane                         Beneficial
Bluefield, West Virginia 24701
_____
*
     Includes all stock held either personally or by affiliates.

(b)
          Security Ownership of Management

     The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Company, its parent or subsidiaries, ,owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.


Title of     Name of                    Amount          Nature of     Percent of
Class        Beneficial Owner           Shares          Ownership     Class
--------     ----------------           ------          ---------     ----------
Common       Ronald Foster             1,632,089            **          32.00%
Common       Karien Anderson                0              ***          00.00%
Common       Claude Pichard               10,000            **          00.07%
Common       Betty Rodgers                 5,000           ***          00.035%
Common       Williams Beggs                 0              ***          00.00%
Common       All officers and directors
             as a group (5 people)     1,647,089            **          33.05%
___
*     Includes all stock held either personally or by affiliates.
**    Record & Beneficial.
***   Not Applicable.

     To the best knowledge and belief of the Company, there are no arrangements, understandings, or agreements relative to the disposition of the Company's securities, the operation of which would at a subsequent date result in a change in control of the Company.

Changes In Control

SBI is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of SBI.

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

                             PART IV

Item 13.     Index to Exhibits
             Description of Exhibits

             Page or
Exhibit      Source of
Number       Incorporation     Description

  27                           Financial Data Schedule
  99                           Form 8-K
  99                           Form 8-K

                         Additional Information

                             Headquarters
                        SBI Communications, Inc.
      P.O. Box 729 - 103 Firetower Road - Leesburg, Georgia 31763.

                            Subsidiaries
           SBI Communications, Inc., a Alabama Corporation
            376 Hwy 278 Bypass - Piedmont, Alabama 36272

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

Dated: March 28, 1999

                           /s/Ronald Foster/s/
                              Ronald Foster
                  Chairman, President & Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf or the Company and in the capacities and on the dates indicated.

    Signature                       Title                             Date
------------------                  -----                             ----

/s/ Ronald Foster            Chairman, President &
Ronald Foster                Chief Financial Officer             April 28, 2000

/s/ Karien Anderson         Director, Secretary, Treasurer       April 28, 2000
Karien Anderson

/s/ Claude Pichard          Director, Vice President             April 28, 2000
Claude Pichard

/s/William Beggs            Director                             April 28, 2000
William Beggs