Form 10QSB
period 1999-03-31
SBI COMMUNICATIONS INC
filed 1999-08-02
CIK 1013453

Securities and Exchange Commission
                         Washington, D.C., 20549

                               FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the fiscal quarter ended March 31, 1999

Commission file Number 0-28416
                                 or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

=============================================================================
                     SBI Communications, Inc.
     (Name of small business issuer specified in its charter)
=============================================================================
                Delaware                          58-1700840
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)          Identification Number)


        Post Office Box 729 - 103 Firetower Road - Leesburg, Georgia 31763
              (Address of Principal executive offices) (Zip code)

                                (912) 759-9176
                          Issuer's telephone number
=============================================================================
       Securities registered pursuant to 12(b) of the Act:   None

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

YES   [ X ]    NO [    ]

As of May 14, 1999 the Registrant had 5,570,439 shares of its $0.001 par value Common Stock Outstanding.

=============================================================================
                                May 14, 1999

Table Of Contents

                          SBI COMMUNICATIONS, INC.
                               FORM 10-QSB
                                 INDEX
                                                              Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1998 and
                        and March 31, 1999

                      Consolidated Statements of Operations     4
                        for the three months ended
                        March 31, 1998 and 1999

                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the three
                        months ended March 31, 1999

                      Consolidated Statements of Cash Flows     5
                        for the three months ended March 31,
                        1998 and 1999

                      Notes to Consolidated Financial State-    6
                        ments

  Item 2.             Management's Discussion and Analysis      7
                        of Financial Condition and Results
                        of Operations Condition


  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        10

  Item 2.             Changes in Securities                    10

  Item 3.             Defaults Upon Senior Securities          11

  Item 4.             Submission of Matters to a Vote          11
                        of Security  Holders

  Item 5.             Other Information                        11

  Item 6.             Exhibits and Reports on Form 8-K         11

                      Signatures                               11



PART I. FINANCIAL INFORMATION
Financial Statements

                      SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           March 31,         Dec. 31,
                                                             1999              1998
                                                          ------------       ------------

                                ASSETS
                                ------
Current assets:
    Cash                                                  $       485        $       485
    Accounts receivable,                                       -0-                -0-
    Note receivable from affiliates                             3,600              3,600
    Inventories                                                79,444             79,444
                                                          ------------       ------------
                                                               83,529             83,529
Property and equipment, net of accumulated
    depreciation                                            7,458,345          7,458,345
Other assets:
    Deferred loan costs                                         5,071              5,071
    Deposits                                                   63,065             63,065
                                                          ------------       ------------
                                                          $ 7,610.010        $ 7,610,010
                                                          ============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
    Note payable to trust managed by a shareholder        $   150,000        $   150,000
    Mortgage note payable-current portion (Note 5)          1,050,000          1,050,000
    Capitalized leases-current portion                         17,284             17,284
    Accrued wages due to principal shareholder (Note 2)       355,000            355,000
    Advances due to principal shareholder                      12,698             12,698
    Account payable and accrued expenses                      169,071            169,071
                                                          ------------       ------------
                                                            1,754,053          1,754,053
Capitalized leases, long-term portion                          61,459             61,459
Other notes payable                                            52,438             52,438
                                                          ------------       ------------
Total liabilities                                           1,867,950          1,867,950
                                                          ------------       ------------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000 shares
      authorized; 1,653,000 and 1,693,000 shares issued
      and outstanding at June 30, 1998 and December 31,
      1998, respectively                                    8,265,000          8,265,000
    Common stock, par value $.001; 40,000,000 shares
      authorized; 5,570,439 shares issued and outstanding
      at March 31, 1999 and 5,345,439 as of December 31,
      1998                                                      5,570              5,570
    Paid in capital                                         3,667,118          3,667,118
    Accumulated deficit                                    (6,195,628)        (6,195,628)
                                                          ------------       ------------
                                                            5,742,060          5,742,060
                                                          ------------       ------------
                                                          $ 7,610,010        $ 7,610,010
                                                          ============       =============

See accompanying notes to consolidated financial statements.



                     SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH  31,
                                   (UNAUDITED)

                                                         1999          1998
                                                      -----------     ------------
Revenues:
     Bingo hall rent                                  $       -        $   -0-
     Kitchen and gift shop revenues                           -            -0-
     Other income                                             -              172
                                                     ------------     ------------
                                                              -              172
                                                      -----------     ------------
Expenses:
     Cost of sales - kitchen and gift shop                    -            -0-
     Administrative salaries and related expenses         30,000          38,570
     Facility costs                                       22,971          10,864
     Other general and administrative                     30,000          32,876
     Production costs                                         -            -0-
     Depreciation and amortization                        88,539          72,500
     Interest and finance expenses                        14,769          14,769
                                                      -----------     ------------
                                                         186,279         169,579
                                                      -----------     ------------
Net loss                                              ($ 186,279)     ($ 169,579)
                                                      ===========     ============

Net loss per share                                    ($    0.03)     ($    0.03)
                                                      ===========     ============



         See accompanying notes to consolidated financial statements.




                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                             1999               1998
                                                        --------------      --------------
Cash flows from operating activities:
  Net (loss)                                            ($   186,279)       ($169,579)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation and amortization                           88,539           72,500
      Amortization of deferred loan costs                     16,038           16,309
      Charge offs of long-term receivables                      -               8,178
      Change in accounts receivable, trade                     -0-               -0-
      Change in inventories                                    6,621              -
      Change in prepaid expenses                                            (  12,172)
      Change in accounts payable and accrued expenses         83,629          126,226
                                                        --------------      --------------
        Cash (used) by operating activities                    8,548           41,462
                                                        --------------      --------------

Cash flows from investing activities:
  Proceeds from repayment of notes receivable
    from affiliate                                             5,499               -
  Purchase of real estate                               (    748,622)       (  17,618)
                                                        --------------      --------------
        Cash (used) by investing activities             (    743,123)       (  17,618)
                                                        --------------      --------------

Cash flows from financing activities:
  Loans from shareholders/affiliates                          12,698           34,054
  Proceeds From Mortgaged (see note 5)                   $ 1,050,000               -
  Mortgage loan repayments                              (    239,701)              -
  Capital lease repayments                              (        964)       (   3,327)
                                                        --------------      --------------
        Cash flows provided by financing activities         $822,033           30,727
                                                        --------------      --------------

Net increase (decrease) in cash                         (     21,743)       (  21,743)
Cash at beginning of period                                     -0-            22,228
                                                        --------------      --------------
Cash at end of period                                    $      -0-          $    485
                                                        ==============      ==============
Supplemental information:
  Income taxes paid                                      $       -           $     -
                                                        ==============      ==============
  Interest paid                                          $    28,311         $ 32,102
                                                        ==============      ==============
Items not requiring use of cash:
  Preferred stock converted                             ($    - 0-  )       ($200,000)
  Issuance of common stock                                     -0-            200,000
                                                        --------------      --------------
  Paid in capital                                        $        -                -
                                                        ==============      ==============

See accompanying notes to consolidated financial statements.


                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

    Note 1 - Selected disclosures

    The accompanying unaudited consolidated financial statements, which are for interim periods, do not included all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Form 10-KSB for the year ended December 31, 1998 of SBI Communications, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet was derived from the unaudited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the Three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. There were no activity in the third quarter.

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

    Note 2 - Related party transactions

    The Company accrued salaries payable to the Company's principal shareholder totaling $30,000 for the quarter ended March 30, 1999 and 1998, respectively. All amounts owed to the shareholder are payable on demand.

    Note 3 - Net loss per share

    The Company's net loss per share was calculated using 5,570,439 and 5,570,439 weighted average shares outstanding for each of the quarter ended March 31, 1999 and December 31, 1998, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

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

    Note 5 - Mortgage

    The company borrowed $1,050,000.00 to pay the State of Alabama, on behalf of Cranberry-Magnetite, the previous owner tax liability of $748,422.00 and to pay the second mortgage to National Mortgage of $263,275. The company is also securing a loan to refinance the property, renovate and expand the company business. The above Note of $1,050,000.00 Is due and payable.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       SBI Communications, Inc. (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31, 1998, the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. Management anticipates executing the plan during 1999.


    The Company plans to lease or operate bingo halls and to provide interactive satellite delivered bingo games, game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. The Company has also developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive play throughout the World. Our Web site or the company's URLs are http://www.sBid.net, http://www.sbicom.com, http://www.abingo.com, http://www.sbicommunications.com, http://www.globalot.com or http://www.frontierpalace.com. Currently, the Company's is developing its web site and has a sales for the Alabama property.

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

       In reaction to the above political/legal trends, management of it's wholly owned subsidiary (SBI Communications, Inc. of Alabama) has a signed purchase agreement with Regency Communications, Inc. of Dallas, Texas to purchase the Piedmont property for $7,100,000.00. The sale of this property should be closed with-in the next thirty days. Management is working in the Boca Raton/Fort Lauderdale, Florida area and believes that the local charity Bingo market is more hospitable in Southeast Florida, rather than northeast Alabama. The company plans to open a facilities in the Southeast Florida and Maryland area to lease to local charities to conduct bingo games.

      Regency plans are to have an inbound telemarketing, fulfilment center and backbone to the Internet at the Piedmont location. Regency plans to contract with SBI to set all phases of operation in place. Plans are to employ approximately 250 to 300 employees.

Internet Web Site

      The company established a secure web site allowing individuals to become members in "A Shopping Club" with membership fees of $19.95 per month.
    The shopping club will provide a variety of products, services, bingo game sweepstakes related events and items, travel and consumer goods; the opportunity is primarily a shopping club. No charge is made to participate in the bingo games. Games will be available for play 24 hours a day seven days a week and new games played every 12 minute. Winners will collect their winning of the on-going Globalot Bingo Sweepstake games either by crediting their account or being delivered to the member at their option. Payments for membership will be made by credit card, bank check, debit/ATM cards and by lec billing or "900" telephone number. The company's URLs are http://www.abingo.com - http://www.sBid.com - http:/www.sbicom.com - http://www.globalot.com - http://www.sbicommunications.com - http://www.forntierpalace.com. The web site is hosted by the company and fulfillment will be provided by Regency Communications, Inc. The company will also provide its services to other companies desiring access to the Internet. The company will generate additional revenues by offering web page/site design/development, advertising, fulfilment and its web services to others. This would include equipment and tee access to the Internet.

      At the same time, local political influences developed negative local law changes as a reaction to the Piedmont Jaycees operation. Local ordinances are being adopted to limit all charity bingo operations and the amount of employees and establish a requirement of near gross proceeds being donated for charitable purposes regardless of reasonable and necessary operation expenses with no revenues to the employees of the charity. At this time it is not feasible to lease the facility for the operation of bingo.

      In reaction to the above political/legal trends, management has negotiated the sales of the property to a Dallas, Texas group, for the operation of a telecommunication company for "800" inbound.

       The Company believes that the $5 billion dollar North America charitable bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has only one bingo center located in Piedmont, Alabama. The Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States. Management's goal is to open other bingo centers by end of 1999.

    RESULTS OF OPERATION
    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS
    ENDED MARCH 31, 1998.

       The Company generated revenues of $-0- during its first fiscal quarter ended March 31, 1998, as compared to $-0- in the comparable period of the prior fiscal year, which represents a decrease. The revenue decrease was due to renovation of facility in Piedmont. The Company expects quarterly revenues to increase when the new leases are in place. Also, upon the successful operation of the Company's Web site and broadcasting of it's interactive programming.

       Direct operating costs of the Company's bingo center totaled $186,279 during the first quarter of 1999 versus $169,579 in the comparable 1998 quarter, which represents a 9% increase. Approximately 60% of the current period's direct operating costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of legal, wages and management fee costs.

       General & Administrative (G&A) expenses totaled $30,000 during the first quarter of 1999 as compared to $32,876 in the year ago period, an decrease of 9%. This expense decrease of $2,876 was mainly due to the delectation of certain key management personnel since the first quarter of 1999.

       The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carry forwards. The Company's tax loss carryforward balance at the end of fiscal 1998 was in excess of $6 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

       Net loss for the first fiscal quarter of 1999 was $186,279 which equated to loss per share of ($.03) Net loss for the comparable quarter of 1998 was $169,407 which equated to loss per share of ($0.03). Virtually all losses was due to termination of the Jaycees lease and renovation of property in Piedmont, Alabama which was not open in the first quarter of 1998. Management believes that the Company's direct operating costs and G&A expenses are relatively fixed. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

       All of the Company's revenue comes from operation of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Company's statement of income (rounded to the nearest whole dollar).

                                                Amount of Total Revenue
  Three Months Ended March 31,                    1999               1998
                                              ---------          ---------
  Revenues:
        Bingo hall rent/administrative fees        -0-           $    -0-
        Kitchen and gift shop revenues             -0-                -0-

        Other Income                                                  -0-
                                                                 ---------
        Total Revenue                         $    -0-               $-0-
                                              =========          =========

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

       Management collected no rent payments for three months ended March 31, 1998. Management has collect no revenues for first quarter 1999 from the Piedmont facility. Management believes that due to competition and geographic factors, change in the local regulations, which states that charity member and employees cannot be paid, the local charity will not be able to operate and pay its obligations under the lease agreement and therefore in January of 1998 the lease with the Piedmont Jaycees was terminated.

  LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1999, the Company had cash and cash equivalents of $ 0.00 a decrease of $83,812 from the end of fiscal 1998. The decrease was due to renovation of the facility and will not be able to rent the facility until August of 1999. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet strong customer demands and requirement of under the new leases.

       The Company expects its cash position to begin to increase assuming leases are place and the Company's Internet website is operational. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

       Accounts receivables totaled $ -0- at March 31, 1999. The Company had no revenues as of March 31, 1999.

       Current liabilities totaled $1,867,950 at the end of the quarter, but less than 10% of this total represented trade payables. Approximately 60% of total liabilities are comprised of a note payable which currently is due and payable. The Company has no other long-term debt. The Company had total assets of over $7.6 million and total liabilities of $1,867,950.00 at the end of the first quarter, with shareholder equity of $5.8 million. The Company believes that its current capital resources, together with expected positive operational cash flows and note collections, will support operational requirements for the next year.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       On April the 28th 1995 the State of Alabama place a tax lien on the previous owner, Cranberry-Magnetite for admission taxes, in the amount of $750,000.00. The company did receive a warranty deed from Cranberry Magnetite. After a legal action by Cranberry Magnetite failed in 1998 the company paid this tax liability on behalf of Cranberry Magnetite. The company will take legal action to recover these funds.

       In April of 1995 one of the employees of the company's subsidiaries (SBI Communications, Inc. of Alabama) was named as a defendant in a legal action in Alabama. This action alleges that the defendant's bingo game which was operate by the charity; 1) comprise a illegal lottery, which violates the state constitution; 2) further comprise that the equipment (a computer) was an illegal gaming device. After appeals to Circuit and State Supreme court failed, the defendants were incarcerated and later place on 24 months probation which will end November 14th 1999. This was a misdemeanor and a first offence.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5. OTHER INFORMATION

CHANGE IN MANAGEMENT.

SBI is unaware of any contract or other arrangement of which may at a subsequent date result in a change in control of SBI

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

SBI began assessing its state of year 2000 readiness during September 1998. This included reviewing the year 2000 compliance of the following:

       - SBI internally developed proprietary software incorporated in the SBI broadcast bingo and Internet programs;

       -   Third-party software vendors;

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