Form 10QSB
period 1999-06-30
SBI COMMUNICATIONS INC
filed 1999-08-12
CIK 1013453

Securities and Exchange Commission
                             Washington, D.C., 20549

                                   FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1999

Commission file Number 0-28416
                                      or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
=====================================================================
                     SBI Communications, Inc.
     (Name of small business issuer specified in its charter)
=====================================================================
              Delaware                       58-1700840
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)       Identification Number)

          P. O. Box 729 - 103 Firetower Road - Leesburg, Georgia 31763
             (Address of Principal executive offices) (Zip code)
                               (912)759-9176
                         Issuer's telephone number
====================================================================
Securities registered pursuant to 12(b) of the Act:     None
Securities to be registered pursuant to Section 12(g) of the Act:
                                        Common Stock and Preferred Stock

    Common Stock $0.001 Par Value - Preferred Stock $5.00 Par Value
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [ X ]    NO [    ]
As of August 11, 1999 the Registrant had 5,570,439 shares of its $0.001 par value Common Stock Outstanding.
===================================================================

Table Of Contents

                    SBI COMMUNICATIONS, INC.
                           FORM 10-QSB
                             INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1998 and
                        and June 30, 1999

                      Consolidated Statements of Operations     4
                        for the six months ended
                        June 30, 1998 and 1999

                      Consolidated Statement of Changes         3
                        in Shareholders' Equity for the six
                        months ended June 30, 1999

                      Consolidated Statements of Cash Flows     7
                        for the six months ended June 30,
                        1998 and 1999

                      Notes to Consolidated Financial State-    6
                        ments

  Item 2.             Management's Discussion and Analysis      8
                        of Financial Condition and Results
                        of Operations Condition


  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        12

  Item 2.             Changes in Securities                    12

  Item 3.             Defaults Upon Senior Securities          12

  Item 4.             Submission of Matters to a Vote          12
                        of Security  Holders

  Item 5.             Other Information                        13
  Item 6.             Exhibits and Reports on Form 8-K         14

                      Signatures                               14

PART I. FINANCIAL INFORMATION

Financial Statements
                  SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                                          June 30,      Dec. 31,
                                                             1999          1998
                                ASSETS
Current assets:
    Cash                                              $       485  $       485
    Accounts receivable,                                       -            -
    Note receivable from affiliates                         3,600        3,600
    Inventories                                            79,444       79,444
                                                      -----------  -----------
                                                           83,529       83,529
Property and equipment, net of accumulated
    depreciation                                        7,458,345    7,458,345
 Other assets:
    Deferred loan costs                                     5,071        5,071
    Deposits                                               63,065       63,065
                                                      -----------  -----------
                                                      $ 7,610,010  $ 7,610,557
                                                       ===========  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable to trust managed by a shareholder  $     150,000  $   150,000
    Mortgage note payable-current portion (Note 5)      1,050,000    1,050,000
    Capitalized leases-current portion                     17,284       17,284
    Accrued wages due to principal shareholder (Note 2)   355,000      355,000
    Advances due to principal shareh older                 12,698       12,698
    Account payable and accrued expenses                  169,071      169,071
                                                      -----------  -----------
                                                        1,754,053    1,754,053
Capitalized leases, long-term portion                      61,459       61,459
 Other notes payable                                       52,438       52,438
                                                      -----------  -----------
 Total liabilities                                      1,867,950    1,867,950
                                                      -----------  -----------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000
      shares authorized; 1,653,000 and 1,653,000 shares
      issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively                   8,265,000    8,265,000
    Common stock, par value $.001; 40,000,000
      shares authorized; 5,570,439 shares issued and
      outstanding at June 30, 1999 and 5,570,439 as of
      December 31, 1998                                     5,570        5,570
     Paid in capital3,667,118                            3,66,118
     Accumulated deficit                            (   6,195,628) ( 6,195,628)
                                                      -----------  -----------
                                                        5,742,060    5,742,060
                                                      -----------  -----------
                                                      $ 7,610,010  $ 7,610,010
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.



                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                               STATEMENTS OF LOSS

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                         1999          1998             1999          1998
                                                         ----          ----             ----          ----
Revenues:
      Bingo hall rent                                      -         $   -                -        $    -
      Kitchen and gift shop revenues                       -             -                -             -
      Other income                                         -             -               593           593
                                                   ----------    ----------       ----------   -----------
                                                           -             -               593           593
                                                   ----------    ----------       ----------   -----------
      Expenses:
      Cost of sales - kitchen and gift shop                -             -                -             -
      Administrative salaries and related expenses     35,000        35,000           73,133        73,133
      Facility cost                                    12,260        12,260           22,971        22,971
      Other general and administrative                 31,212        31,212           65,098        65,098
      Production costs                                     -             -                -             -
      Depreciation and amortization                     8,019         8,019           88,539        88,539
      Interest and finance expenses                    24,311        24,311           31,061        31,061
                                                   ----------    ----------       ----------   -----------
                                                      110,802       110,802       ($ 280,802)    ($280,802)
                                                   ----------    ----------       ----------   -----------
Net loss                                           ($ 110,802)   ($ 110,802)      ($ 280,209)   ($ 280,209)
                                                   ----------    ----------       ----------   -----------

Net loss per share                                   ($__0.02)   ($    0.02       ($    0.05)   ($    0.05
                                                   ===========   ===========      ===========  ============



       See accompanying notes to consolidated financial statements.


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30,
                                (UNAUDITED)
                                                      1999              1998
                                                      ----              ----
Revenues:
  Bingo hall rent                             $         -             $   -
  Kitchen and gift shop revenues                        -                 -
  Other income                                         593               593
                                                -----------       -----------
                                                       593               593
                                                -----------       -----------
Expenses:
 Cost of sales - kitchen and gift shop                  -                 -
 Administrative salaries and related expenses       73,133            73,133
 Facility costs                                     22,971            22,971
 Other general and administrative                   65,098            65,098
 Production costs                                       -                 -
 Depreciation and amortization                      88,539            88,539
 Interest and finance expenses                      31,061            31,061
                                                -----------       -----------
                                                   280,802           280,802
                                                -----------       -----------
Net loss                                        ($ 280,209)       ($ 280,209)
                                                ===========       ===========
Net loss per share                              ($    0.05)       ($    0.05)
                                                ===========       ===========

     See accompanying notes to consolidated financial statements.

                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                 (UNAUDITED)
                                                      1999              1998
                                                      ----              ----
Cash flows from operating activities:
  Net (loss)                                  ($   280,209)       ($ 280,209)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation and amortization                 72,500            72,500
      Amortization of deferred loan costs           16,038            16,309
      Charge offs of long-term receivables              -                 -
      Change in accounts receivable, trade             768               768
      Change in inventories                          6,621             6,621
      Change in prepaid expenses                                          -
      Change in accounts payable and
        accrued expenses                            83,629            83,629
                                                -----------       -----------
         Cash (used) by operating activities  (    100,653)        ( 100,653)
                                                -----------       -----------

  Cash flows from investing activities:
    Proceeds from repayment of notes receivable
      from affiliate                                 5,499             5,499
    Purchase of real estate                      ( 748,622)      (   748,622)
                                                -----------       -----------
         Cash (used) by investing activities     ( 743,123)      (   743,123)
                                                -----------       -----------

  Cash flows from financing activities:
    Loans from shareholders/affiliates              12,698            12,698
    Proceeds From Mortgaged (see note 5)        $1,050,000        $1,050,000
    Mortgage loan repayments                     ( 239,701)         (239,701)
    Capital lease repayments                   (       964)      (       964)
                                                -----------       -----------
         Cash flows provided by
           financing activities                   $822,033          $822,033
                                                -----------       -----------

Net increase (decrease) in cash                (    21,743)      (    21,743)
Cash at beginning of period                         22,228            22,228
                                                -----------       -----------
Cash at end of period                        $       $ 485             $ 485
                                             ==============      ============
Supplemental information:
  Income taxes paid$                                    -          $      -
                                               ============      ============
  Interest paid                                 $   28,311         $  28,311
                                               ============      ============
Items not requiring use of cash:
  Preferred stock converted                         ($0.00)       ($ 200,000)
  Issuance of common stock                           $0.00           200.000
                                                -----------       -----------
  Paid in capital                                  $    -          $      -
                                                -----------       -----------


     See accompanying notes to consolidated financial statements.

              SBI COMMUNICATIONS, INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 1999 AND DECEMBER 31, 1998

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

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - Related party transactions

    The Company accrued salaries payable to the Company's principal shareholder totaling $65,000 for the two quarters ended June 30, 1999 and 1998, respectively. All amounts owed to the shareholder are payable on demand.

Note 3 - Net loss per share

    The Company's net loss per share was calculated using 5,570,439 and 5,570,439 weighted average shares outstanding for each of the quarters ended June 30, 1999 and December 31, 1998, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

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

    At the same time, local political influences developed negative local law changes as a reaction to the Piedmont Jaycees operation and a Bingo Commission being implemented to oversee all bingo operation in Calhoun County. Local ordinances are being adopted to limit all charity bingo operations to the amount of employees and establish a requirement of net proceeds being donated for charitable purposes, with no revenues to the employees of the charity .

    In reaction to the above political/legal trends, management of it's wholly owned subsidiary (SBI Communications, Inc. of Alabama) has a signed purchase agreement with Mobile Home Factory Outlet Center, Inc.
    of Panama City, Florida to purchase the Piedmont property for $7,300,000.00. The sale of this property should be closed with-in the next thirty days. Management is working in the Boca Raton/Fort Lauderdale, Florida area and believes that the local charity Bingo market is more hospitable in Southeast Florida, rather than northeast Alabama. The company plans to open a facilities in the Southeast Florida and Maryland area to lease to local charities to conduct bingo games.

    Mobile Home Factory Outlet Center, Inc. plans to have an Mobile Home Manufacturing Plant and Sales outlet at the Piedmont location. Plans are to employ approximately 250 to 300 employees. SBI has enter into a purchase agreement to purchase an additional eighteen (18) acres of land directly adjoining it's property in order to make available a total of thirty-five acres to Mobile Home Factory Outlet Center. The total purchase with the additional land is $7,300,000.00.

Internet Web Site

    The company established a secure web site allowing individuals to become members in "A Shopping Club" with membership fees of $19.95 per month. The shopping club will provide a variety of products, services, bingo game sweepstakes related events and items, travel and consumer goods; the opportunity is primarily a shopping club. No charge is made to participate in the bingo games. Games will be available for play 24 hours a day seven days a week and new games played every 12 minute. Winners will collect their winning of the on-going Globalot Bingo Sweepstake games either by crediting their account or being delivered to the member at their option. Payments for membership will be made by credit card, bank check, debit/ATM cards and by lec billing or "900" telephone number. The company's URLs are http://www.abingo.com - http://www.sBid.net - http:/www.sbicom.com - http://www.globalot.com - http://www.sbicommunications.com - http://www.forntierpalace.com. The web site is hosted by the company and fulfillment will be provided by Regency Communications, Inc. The company will also provide its services to other companies desiring access to the Internet. The company will generate additional revenues by offering web page/site design/development, advertising, fulfilment and its web services to others. This would include equipment and tee access to the Internet.

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

    In reaction to the above political/legal trends, management has negotiated the sales of the property to a Panama City, Florida group, for the operation of a mobile home plant and sales outlet.

    The Company believes that the $5 billion dollar North America charitable bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has no bingo center. The Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States. Management's goal is to open other bingo centers by end of 1999.

RESULTS OF OPERATION

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

    The Company generated revenues of $ 593 during its second fiscal quarter ended June 30, 1999, as compared to $593 in the comparable period of the prior fiscal year, which represents no change. The Company expects quarterly revenues to continue to increase upon the successful operation of the Company's Web site, new leases of the company property in Piedmont and broadcasting of it's interactive programming.

    Direct operating costs of the Company's Piedmont facility totaled $110,802 during the second quarter of 1999 versus $110,802 in the comparable 1998 quarter, which represents no change. Approximately 35% of the current period's direct operating costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of legal, wages and management fee costs.

    General & Administrative (G&A) expenses totaled $35,000 during the second quarter of 1999 as compared to $35,000 in the year ago period. This expense decrease of $0.00 was mainly due to no operations and renovation during the first and second quarter of 1999.

    The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carryforwards. The Company's tax loss carryforward balance at the end of fiscal 1998 was in excess of $6 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

    Net loss for the second fiscal quarter of 1999 was $110,209, which equated to loss per share of ($0.02) Net loss for the comparable quarter of 1998 was $110,802 which equated to loss per share of ($0.02). Virtually all of the loss was due to no operations in second quarter of 1999. Management believes that the Company's direct operating costs and G&A expenses are relatively low for this quarter. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

    All of the Company's revenue in the past has come from operations of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Company's statement of income (rounded to the nearest whole dollar).

                                               Amount of Total Revenue
                                              Six Months Ended June 30,
                                                     1999         1998
                                                     ----         ----
    Revenues:
    Bingo hall rent/administrative fees               .00          .00
    Kitchen and gift shop  revenues                   .00          .00
    Other Income                                      593          593
                                                     ----         ----
     Total Revenue                                    593         $593
                                                     ----         ----

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

Management collected no rent payments and had no revenue for six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents of $485.00, a decrease of $0.00 from the end of fiscal 1998. The decrease was mainly due to renovation of the property and not being able to operate the facility. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet customer demands and renovate as required by the sell for the facility.

The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

The Company paid a tax liability owed to the State of Alabama that the previous owners did not pay. This debt is due the Company and the company plans to recover these funds by all legal means available to the company.

Current liabilities totaled $1,867,950 at the end of the quarter, but less than 10% of this total represented trade payables. Approximately 60% of total liabilities are comprised of a note payable to the Haulmark Company for a loan the company received in order to pay the previous owners tax liability. Approximately 20% of long-term note payable on which the Company is currently making payments. The Company has no other long-term debt. The Company had total assets of over $7.6 million and total liabilities of $1.9 million at the end of the second quarter, with shareholder equity of $5.8 million. The Company believes that its current capital resources, together with expected positive operational cash flows and note collections, will support operational requirements for the next year.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 .On April the 28th 1995 the State of Alabama place a tax lien on the previous owner, Cranberry-Magnetite for admission taxes, in the amount of $750,000.00. The company received a warranty deed from Cranberry Magnetite. After a legal action by Cranberry Magnetite failed in 1998 the company paid this tax liability on behalf of Cranberry Magnetite. The company will take any and all legal action to recover these funds.

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


                                   SBI Communications, Inc.

Date: August 12, 1999               By: /s/Ronald Foster
                                         -------------------------------------
                                         Ronald Foster Chairman of the
                                         Board and Chief Executive Officer
                                         (principal executive officer)