Form 10QSB
period 1999-09-30
SBI COMMUNICATIONS INC
filed 1999-12-03
CIK 1013453

Securities and Exchange Commission
                        Washington, D.C., 20549

                           FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal quarter ended September 30, 1999

Commission file Number 0-28416
or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

================================================================================
                        SBI Communications, Inc.
       (Name of small business issuer specified in its charter)
================================================================================
            Delaware                               58-1700840
(State or other jurisdiction of        (IRS Employer Identification Nunber)
incorporation or organization)



      Post Office Box 729 - 103 Firetower Road  - Leesburg, Georgia 31763
          (Address of Principal executive offices) (Zip code)
                           (912)759-9176
                     Issuer's telephone number
================================================================================

Securities registered pursuant to 12(b) of the Act: None
Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock and Preferred Stock Common Stock $0.001 Par Value
              Preferred Stock $5.00 Par Value
                         (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [ X ]NO [    ]


As of September 30, 1998 the Registrant had 5,570,430 shares of its $0.001 par value Common Stock Outstanding.

=============================================================================
                             November 15, 1999
=============================================================================

Table Of Contents

                    SBI COMMUNICATIONS, INC.
                           FORM 10-QSB
                             INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1998 and
                        and September 30, 1999

                      Consolidated Statements of Operations     4
                        for the nine months ended
                        September 30, 1998 and 1999

                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the nine
                        months ended September 30, 1999

                      Consolidated Statements of Cash Flows     5
                        for the nine months ended September 30,
                        1998 and 1999.

                      Notes to Consolidated Financial State-    6
                        meats

  Item 2.             Management's Discussion and Analysis      8
                        of Financial Condition and Results
                        of Operations Condition


  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        12

  Item 2.             Changes in Securities                    12

  Item 3.             Defaults Upon Senior Securities          12

  Item 4.             Submission of Matters to a Vote          12
                        of Security  Holders

  Item 5.             Other Information                        12

  Item 6.             Exhibits and Reports on Form 8-K         13

                      Signatures                               13

PART I. FINANCIAL INFORMATION
        Financial Statements
               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                                      Sept. 30,     Dec. 31,
                                                        1999          1998
                    ASSETS
Current assets:
     Cash                                         $     485      $     485
     Accounts receivable,                                -              -
     Note receivable from affiliates                  3,600          3,600
     Inventories                                     79,444         79,444
                                                     83,529         83,529
Property and equipment, net of accumulated
     depreciation                                 7,458,345      7,458,345
Other assets:
     Deferred loan costs                              5,071          5,071
     Deposits                                        63,065         63,065
____________________________________________________________________________
                                                 $7,610,010     $7,610,557

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to trust managed by a
   shareholder                                      150,000    $   150,000
     Mortgage note payable-current portion
  (Note 5)                                        1,050,000      1,050,000
     Capitalized leases-current portion              17,284         17,284
     Accrued wages due to principal shareholder
  (Note 2)                                          355,000        355,000
     Advances due to principal shareholder           12,698         12,698
Account payable and accrued expenses                169,071        169,071
                                                  1,754,053      1,754,053
Capitalized leases, long-term portion                61,459         61,459
Other notes payable                                  52,438         52,438
Total liabilities                                 1,867,950      1,867,950
Stockholders' equity:
     Preferred stock, par value $5.00;
  10,000,000 shares authorized;
     1,653,000 and 1,653,000 shares
  issued and outstanding at
     September 30, 1999 and December 31,
  1998, respectively                              8,265,000      8,265,000
     Common stock, par value $.001; 40,000,000
  shares authorized;
     5,570,439 shares issued and outstanding
  at Sept. 30, 1999 and 5,570,439 as of
  December 31, 1998                                   5,570          5,570
     Paid in capital                              3,667,118       3,66,118
     Accumulated deficit                       (  6,195,628)   ( 6,195,628)
                                                  5,742,060      5,742,060
____________________________________________________________________________
                                                 $7,610,010    $ 7,610,010

         See accompanying notes to consolidated financial statements.

                    SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                              STATEMENTS OF LOSS
                                    Three Months         Nine Months
                                    Ended Sept. 30,      Ended Sept. 30,

                                    1999    1998         1999      1998
Revenues:
  Bingo hall rent                   -      $  -            -         -
  Kitchen and gift shop revenues    -         -            -         -
Other income                        -         -           593       593
                                    -                     593       593
    Expenses:
    Cost of sales - kitchen
    and gift shop                   -         -            -         -
    Administrative salaries and
    related expenses             35,000     35,000       73,133   73,133
Facility cost                    12,260     12,260       22,971   22,971
    Other general and
    administrative               31,212     31,212       65,098   65,098
Production costs                    -         -            -         -
Depreciation and
  amortization                    8,019      8,019       88,539   88,539
Interest and finance
  expenses                       24,311     24,311       31,061   31,061
___________________________________________________________________________
                                110,802    110,802   ($ 280,802) ($280,802)
___________________________________________________________________________
Net loss                      ($110,802)  (110,802)  ($ 280,209) ($280,209)


Net loss per share            $__0.02)     ($ 0.02     ($  0.05) ($  0.05)



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER  30,
                                   (UNAUDITED)
                                            1999       1998

Revenues:
     Bingo hall rent                     $   -       $   -
     Kitchen and gift shop revenues          -           -
     Other income                           593         593
_________________________________________________________________________
                                            593         593
Expenses:
     Cost of sales - kitchen and
     Gift shop                               -           -
     Administrative salaries and
     related expenses                    73,133      73,133
     Facility costs                      22,971      22,971
     Other general and administrative    65,098      65,098
     Production costs                        -          -
     Depreciation and amortization       88,539      88,539
     Interest and finance expenses       31,061      31,061
________________________________________________________________________
                                        280,802     280,802
Net loss                             ($ 280,209) ($ 280,209)

Net loss per share                    ($   0.05) ($    0.05)


See accompanying notes to consolidated financial statements.

             SBI COMMUNICATIONS, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                          (UNAUDITED)

                                                    1999             1998

Cash flows from operating activities:
     Net (loss)                                ($   280,209)     ($ 280,209)
     Adjustments to reconcile net loss to cash
          provided (used) by operating activities:
               Depreciation and amortization         72,500          72,500
               Amortization of deferred loan costs   16,038          16,309
               Charge offs of long-term receivables    -                -
               Change in accounts receivable, trade     768             768
               Change in inventories                  6,621           6,621
               Change in prepaid expenses              -                -
               Change in accounts payable and        83,629          83,629
                                                  __________       _________
               Cash (used) by operating activities( 100,653)       (100,653)

Cash flows from investing activities:
     Proceeds from repayment of notes receivable
     from affiliate                                  5,499            5,499
     Purchase of real estate                     ( 748,622)     (   748,622)
     Cash (used) by investing activities         ( 743,123)     (   743,123)


Cash flows from financing activities:
     Loans from shareholders/affiliates             12,698           12,698
     Proceeds From Mortgaged (see note 5)       $1,050,000       $1,050,000
Mortgage loan repayments                       (   239,701)        (239,701)
Capital lease repayments                          (    964)      (      964)
               Cash flows provided by financing
       activities                                 $822,033         $822,033


Net increase (decrease) in cash              (    21,743)        (   21,743)
Cash at beginning of period                       22,228             22,228
     Cash at end of period                        $  485           $    485

Supplemental information:
     Income taxes paid                               -             $     -
     Interest paid                                28,311           $ 28,311

Items not requiring use of cash:
     Preferred stock converted                     ($0.00)        ($200,000)
     Issuance of common stock                       $0.00           200.000
Paid in capital                                  $    -           $    -

See accompanying notes to consolidated financial statements.

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the six months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and discl osure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Related party transactions

     The Company accrued salaries payable to the Company's principal shareholder totaling $97,500. for the three quarters ended September 30, 1999 and 1998, respectively. All amounts owed to the shareholder are payable on demand.

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

       The Company plans to lease or operate bingo halls and to provide interactive satellite delivered bingo games, game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. The Company has also developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive play throughout the World. Our Web site or the company's URLs are http://www.sBid.net, http://www.sbicom.com, http://www.abingo.com, http://www.Wnet1.com, http://www.bingo2k.com, http://www.sbicommunications.com, http://www.globalot.com or http://www.frontierpalace.com. Currently, the Company's is developing its web site and has a sales for the Alabama property.

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

Internet Web Site

      The company established a secure web site allowing individuals to become members in "A Shopping Club" with membership fees of $19.95 per month. The shopping club will provide a variety of products, services, bingo game sweepstakes related events and items, travel and consumer goods; the opportunity is primarily a shopping club. No charge is made to participate in the bingo games. Games will be available for play 24 hours a day seven days a week and new games played every 12 minute. Winners will collect their winning of the on-going Globalot Bingo Sweepstake games either by crediting their account or being delivered to the member at their option. Payments for membership will be made by credit card, bank check, debit/ATM cards and by lec billing or "900" telephone number. The company's URLs are http://www.abingo.com - http://www.sBid.net - http:/www.sbicom.com
- http://www.Wnet1.com, http//www.bingo2k.com, http://www.globalot.com - http://www.sbicommunications.com - http://www.frontierpalace.com. The web site is hosted by the company and fulfillment will be provided by Regency Communications, Inc. The company will also provide its services to other companies desiring access to the Internet. The company will generate additional revenues by offering web page/site design/development, advertising, fulfilment and its web services to others. This would include equipment and tee access to the Internet.

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

       The Company believes that the $7 billion dollar North America charitable bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a national chain of bingo centers in lucrative markets. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has no bingo center. The Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States. Management's goal is to open other bingo centers by end of 1999.

RESULTS OF OPERATION
NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

The Company generated revenues of $ 593 during its second fiscal quarter end September 30, 1999, as compared to $593 in the comparable period of the prior fiscal year, which represents no change. The Company expects quarterly revenues to continue to increase upon the successful operation of the Company's Web site, new leases of the company property in Piedmont and broadcas ting of it's interactive programming.

Direct operating costs of the Company's Piedmont facility totaled $110,802 during the third quarter of 1999 versus $110,802 in the comparable 1998 quarter, which represents no change. Approximately 35% of the current period's direct operating costs were comprised of depreciation and amortization, which are relatively fixed expenses. The balance is primarily comprised of legal, wages and management fee costs.

General & Administrative (G&A) expenses totaled $35,000 during the third quarter of 1999 as compared to $35,000 in the year ago period. This expense decrease of $0.00 was mainly due to no operations and renovation during the first and second quarter of 1999.

The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carry forwards. The Company's tax loss carryforward balance at the end of fiscal 1998 was in excess of $6 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

Net loss for the third fiscal quarter of 1999 was $110,209, which equated to loss per share of ($0.02) Net loss for the comparable quarter of 1998 was $110,802 which equated to loss per share of ($0.02). Virtually all of the loss was due to no operations in second quarter of 1999. Management believes that the Company's direct operating costs and G&A expenses are relatively low for this quarter. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

All of the Company's revenue in the past has come from operations of the bingo hall or interest income on cash therefrom. The following table summarizes revenue categories in the Company's statement of income (rounded to the nearest whole dollar).


         Amount of Total Revenue
Nine Months Ended September 30,            1999     1998

    Revenues:
    Bingo hall rent/administrative fees    .00      .00
    Kitchen and gift shop revenues         .00      .00
    Other Income                           593      593
                    Total Revenue         $593     $593

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

Management collected no rent payments and had no revenue for nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of $485.00, a decrease of $0.00 from the end of fiscal 1998. The decrease was mainly due to renovation of the property and not being able to operate the facility. The Company does expect to make further investments in its Piedmont, Alabama facility in order to meet customer demands and renovate as required by the sell for the facility.

The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

The Company paid a tax liability owed to the State of Alabama that the previous owners did not pay. This debt is due the Company and the company plans to recover these funds by all legal means available to the company.

Current liabilities totaled $1,867,950 at the end of the quarter, but less than 10% of this total represented trade payables. Approximately 60% of total liabilities are comprised of a note payable to the Haulmark Company for a loan the company received in order to pay the previous owners tax liability. Approximately 20% of long-term note payable on which the Company is currently making payments. The Company has no other long-term debt. The Company had total assets of over $7.6 million and total liabilities of $1.9 million at the end of the third quarter, with shareholder equity of $5.8 million. The Company believes that its current capital resources, together with expected positive operational cash flows and note collections, will support operational requirements for the next year.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 .On April the 28th 1995 the State of Alabama place a tax lien on the previous owner, Cranberry-Magnetite/Broadway Gas Corporation for admission taxes, in the amount of $750,000.00 plus 12% interest. The company received a warranty deed from Cranberry Magnetite. After a legal action by Cranberry Magnetite with the State of Alabama failed in 1998 the company paid this tax liability on behalf of Cranberry Magnetite/Broadway Gas Corporation. The company will take any and all legal action to recover these funds.

In April of 1995 two of the employees of the company's subsidiaries (SBI Communications, Inc. of Alabama) were named as defendants in a legal action in Alabama. This action alleges that the defendant's bingo game, which was operate by the charity; 1) comprise a illegal lottery, which violates the state constitution; 2) further comprise that the equipment (a computer) was an illegal gaming device. After appeals to Circuit and State Supreme court failed, the defendants were incarcerated and later place on 24 months probation which will end November 14th 1999. This was a misdemeanor and a first offence for both defendants.

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


STATE OF READINESS

Based on as internal assessment, SBI believes that its software programs, both those development internally and purchased from material outside vendors, are year 2000 compliant or will be by December 31st 1999.
SBI began assessing its state of year 2000 readiness during September 1998. This included reviewing the year 2000 compliance of the following:

     * SBI internally developed proprietary software incorporated in the SBI broadcast bingo and Internet programs;

     *       Third-party software vendors;
     SBI will continue to require its vendors of material hardware and software to provide assurances of their year 2000 compliance.

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

                     SBI Communications, Inc.

Date: November 15, 1999          By: /s/Ronald Foster
                                  -------------------------------------
                                 Ronald Foster Chairman of the
                                 Board and Chief Executive Officer
                                 (principal executive officer)