Form 10KSB
period 1999-12-31
SBI COMMUNICATIONS INC
filed 2000-04-05
CIK 1013453

               Securities and Exchange Commission
                       Washington, D.C., 20549

                             FORM 10-KSB
Annual Report Pursuant To Sections 13 Or 15 (D) Of The Securities Exchange Act Of 1934
            For the Fiscal Year Ended December 31, 1999
Filed Pursuant To Sections 13 Or 15(D) Of The Securities Exchange Act of 1934

              Securities and Exchange Commission File Number O-28416

===================================================================
                     SBI Communications, Inc.
     (Name of small business issuer specified in its charter)
===================================================================

         Delaware                                    58-1700840
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

  1239 South Glendale Avenue                          [818] 550-6181
    Glendale, California          91205           ISSUER'S telephone number
   (Address of Principal
    Executive Offices)          (Zip Code)

===================================================================
      Securities registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:
      Common Stock, Par value $0.001 - Preferred Stock, Par Value $5.00
                           (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.     YES X  NO __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment
to this Form 10-KSB.          YES X   NO __

Registrant's revenues for its most current fiscal year:          $        0.00
Aggregate market value of the voting stock held by
non-affiliates as of March  30, 2000:                            $1,893,949.20
Number of common shares outstanding as of latest
practical date at $.001 par value:                                  5,570,439

Documents Incorporated By Reference:  None
Location of Exhibit Index:       The index of exhibits is contained in part IV
herein on page number 49.
Transitional Small Business Disclosure Format:     Yes ____      No _X_
===================================================================
                       Dated March 30, 2000
___________________________________________________________________________

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
----------

                             Part I
                             ------
Statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act Of 1995. Such forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from estimated results. Certain of such risks and uncertainties are detailed in filings with the Securities and Exchange Commission and the Company's in Item 1 "BUSINESS" and Item 6 MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

     Item I.         Description of Business
     ------          -----------------------
General
------

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

The Company has four subsidiaries, Frontier Palace.Com, SBI Communications, Inc., an Nevada corporation; Satellite Bingo, Inc., a Georgia corporation and SBI Communications, Inc., a Alabama corporation. Unless the context requires otherwise, the term "Company" includes SBI Communications, Inc., a publicly held Delaware corporation, and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by SBI Communications, Inc., a publicly held Delaware corporation.

Business Overview

SBI Communications, Inc. (The "Company" or SBI), owned a bingo facility and leased this facility and equipment to charities, for fund raising projects, under a licences to operate and conduct bingo.
Due to the fact that the charity was not able to pay the agreed rental payment. This operation ceased in January of 1998 and the company did not renew the charity lease. The Company has since place the facility for sale and has a purchase agreement in place to close on April 30, 2000.

The Company moved its corporate offices to Glendale, California and change its direction and focus to the broadcasting of interactive game shows and creation of Internet entertainment and related services. The intent of the company is to identify and commercialize leading edge Internet entertainment technologies and make available to it's Frontier Palace.Com membership base throughout the world.

The Company's wholly owned subsidiary Frontier Palace.Com, is a high tech Internet website that will provide an interactive communicative infrastructure of international chat, e-commerce, entertainment, 24/7 Satellite Bingo with cash prizes for your chance to win up to $1,000,000.00 with guarantee prize winners, trade & barter, shopping cart, web-casting of special events, classified ads, newsletters, players club and other service available for its members.

Current Operations
------------------

Alabama Facility
----------------

The Company owns a facility in Piedmont, Alabama which is leased to businesses for their operations in Piedmont, Alabama. The company has in place a purchase agreement for this facility from The Brindlee Mountain Castle Corporation for $6,000,000.

The company had considered renovation to turn the Piedmont facility into a E-Mall for store front, hosting of web sites and fulfillment for home base Internet business that have need for this service and facility as their business grows. Also, considering a retail or entertainment facility. This is needed in Piedmont and would be well received by the City and local community.

California
----------

The Company web site is located in Glendale, California at the company's production facility. The company has moved it's offices to Glendale, California October of 1999.

Expansion Plans
---------------

The Company continuously reviews industry developments and regulations for potential expansion opportunities. As a public company, the Company benefits from operating in highly regulated markets which levels the competitive playing field.

It is imperative that the Company continue to grow its operational revenues. The Company has made a significant investment in assembling its management team and operational infrastructure. This investment cost is now relatively fixed, however, and the Company has the potential to significantly leverage its profitability through incremental revenue increases. The Company will therefore continue to employ an aggressive yet methodical growth strategy.
It intends to make strategic expansions in markets with: i) accommodating regulations; ii) favorable demographics; iii) successful operations management; and iv) customer acceptance and patronization.

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

The development of telecommunications, the emergence of new technology and the international nature of the Internet has created opportunities to develop new, efficient and secure ways to deliver entertainment to customers. As one of the companies that plans to employ these new technologies on the Internet, SBI intends to capitalize on its expertise in the analyzing of consumer data and information to become a world leader of online entertainment.

 Products or Services and Their Markets
 --------------------------------------

1. Broadcast And Internet
-------------------------

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

A.Globalot Bingo & Satellite Bingo
----------------------------------

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

In order to encourage participation and to develop a broad playing audience, Globalot Bingo developed a special Million Dollar Globalot game, designed to air each Saturday evening at 11:00 p.m. (eastern time). When broadcasts resume, the game will pay the first person who attains Bingo each broadcast night an advertised cash prize. The prizes will involve a chance to win $1,000,000 by being the first participant to cover the correct 8 numbers in 16 calls (the term call referring to the first 16 numbers selected in the game) or less (the "Quick Pick 8" game) or, guaranteed second prizes of $25,000. If there is no winner in the $1,000,000 game, the Company will pay the first person to cover the shaded area or complete the Quick Pick 8 game $5,000. In the event of a Quick Pick 8 winner, each winner will be transported to the studios where a monthly web cast of a wheel game which will provide each winner the opportunity to spin for a cash prize up to one million dollars. All prizes over $100,000. will be paid by a twenty year annuity. In addition to the Quick Pick 8 game, the Company will award a $20,000.00 dollar grand prize to the first person covering an entire card. Cards obtained to play the Company's 24 hour program will be good for the entire week, including the Saturday Million Dollar Globalot Bingo game. As additional players participate, the Company plans to increase the grand prize to $50,000.

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

If for reasons beyond the control of Globalot Bingo the regular telecast and game cannot be broadcast, all prize moneys announced for that week will be added to the jackpot for the next succeeding game. All elements of the broadcast game are being conducted on the Company web site at frontierpalace.com/Satellite Bingo..

Technology
----------

The Company will use proprietary technologies that enable viewers at home to participate in Bingo games televised live in specific English speaking and Hispanic markets in the US and Worldwide (local laws permitting).

Globalot Bingo has a special telephone number, 800-729-BINGO (2464), which is an access code to gain entry into long distance network. Upon dialing the number a caller hears a 45 second message disclosing who the caller has reached, providing information about Globalot Bingo, the caller's options and how to receive Globalot Bingo playing cards by telephone (including the cost and method of billing). A caller must have a prepaid calling card in order to obtain free Satellite Bingo playing cards via the phone, which must be purchased from the Company. The prepaid calling card also permits the purchaser to make long distance telephone calls at savings of up to 70% from regular long distance rates and will provide access to other services which the Company plans to make available in the future.

In the event the caller, (who must be 18 or over), wishes to proceed after the 45 second announcement he or she must activate the system. Upon activation by the caller, the call is automatically switched to the Globalot Bingo card distribution center, and charges for the call begin. The time necessary to receive three Globalot Bingo playing cards by telephone is eight minutes and the caller is charged $8.00 or $1.00 per minute. The charge for the call is deducted from the caller's prepaid calling card. The prepaid calling card may be obtained from the Tele-communications switch via credit cards or by sending in payment to the Company.

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

The Company's production offices and computer center are located at 1239 South Glendale Avenue, Glendale, California 91205. Its phone number is 1-818-550-6181.

Company's Income
----------------

The Company's income will be based on the difference between the telephone charges paid by players and the negotiated cost charged to by the participating long distance company. The long distance charges will appear on each caller's prepaid calling card, eliminating collection functions. Since no live operators are employed in recording and processing the calls and awards, the only expenses are related to the prizes offered, production and telecast of the Bingo game and administrative costs. Additional revenues are from advertising, marketing for third parties, Internet and memberships. We intend to seek to generate revenues by selling advertising on our web site and entering into arrangements with sponsor to post links to their web sites. In order to accomplish this goal our games must attract a sufficient number of visitors and participants to our web site.

Internet
-------

The Company URL's are located at http://www.sbicommunications.com, http://www.globalot.com, http://www.sbid.net, http://www.bingonut.com, http://www.wnet1.com, http://www.sbicom.com, http://www.bingo2k.com, and the company web site is at http://www.frontierpalace.com. Shopping, travel, bingo games and other items will be available for the consumer second quarter-2000. A club membership will be required, and membership fee will be $19.95 per month. To gain access to the site and take advantage of services and games available you must be a member. All bingo games are free with no purchase necessary and anyone may acquire free game cards by sending the Company a request and a self addressed, stamped, envelope (SASE).
Satellite Bingo games will be played 24 hours 7 days a week. Members may play all games available. Upon winning, the player will be sent an e-mail disclosing the game number, amount of winnings and be featured in the winners circle.

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

The Bingo Industry
-----------------------------

The interjection is so familiar one would think it originated with the eponymous game of chance. Yet bingo is derived from an Italian lottery game, Lo Giuoco del Lotto d'Italia, one initiated in 1530 and still held every Saturday in Italy. "Le Lotto" migrated to France in the late 1700s in a form similar to the bingo we know today, with a playing card, tokens and numbers read aloud. Lotto became educational in the 1800s - in Germany, lottery games were designed to teach children multiplication tables. It grew throughout Europe over the next two centuries. In 1929, a game called "Beano" was played at a carnival near Atlanta, Georgia. The primitive bingo game's tools consisted of dried beans, a rubber number stamp and some cardboard. Edwin Lowe, a New York toy salesman, observed the game where players exclaimed "beano" if they filled a line of numbers on their card. Lowe introduced the game to his friends in New York, where one of his players mistakenly yelled "Bingo!" in her excitement "Lowe's Bingo" began as a game and Lowe asked competitors to pay him $1 per year to allow them to call their games bingo as well. He later sought the services of an elderly math professor at Columbia University, Carl Leffler, to expand the amount of number combinations. In 1930 , Professor Leffler devised 6,000 bingo cards with non-repeating number groups. He completed the task successfully, and then went insane. The game of "Bingo" moved to New York, and quickly spread up and down the East Coast. By 1934, an estimated 10,000 bingo games were played every week. In 1998, approximately $7 Billion was spent on active bingo in North America alone.

There are 64,000 charitable bingo centers in North America with over 70,000 organizations licensed to operate bingo. Bingo is the most accepted form of gaming by the public. Approximately 45 states and the District of Columbia have legalized charitable bingo. There are approximately 65 millions people who visit a bingo facility each month and spend an average of $22.00 per visit. Bingo is expected to maintain or possibly increase its market share of total gaming industry receipts consistent with an aging U.S. population, which has more disposable income and time and enjoys playing bingo more than other age groups.

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

The survey also shows that the game has equal appeal among genders. Approxi mately 30% of bingo players have an income of $25,000 and over, and bingo players are more likely to use their leisure time by doing indoor activities such as reading books, newspapers and magazines.

As Americans become older as a population and choose to spend more time at home, management believes that interactive television programs like those it plans to offer will increase in popularity. Current statistics indicate that persons 65 and older that play Bingo play the game at least once a week.

These research findings and past experience support management's belief that bingo is as popular as ever and that there is a viable market opportunity for the Company's nationally and internationally interactive broadcast programs

The Company's Competitive Position
----------------------------------

The Company operations are in competition with all aspects of the entertainment industry, both locally, nationally and worldwide.

SBI experiences competition from five market segments:

1)   Traditional game shows;
2)   Internet bingo companies;
3)   Electronic bingo companies;
4)   Web services providers; and
5)   Other entertainment/media companies

Broadcast Bingo
---------------

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

Other Activities
----------------

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

2. Sources and Availability of Raw Materials and the Names of Principal
-----------------------------------------------------------------------
   Suppliers
   ---------

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

Employees
---------

As of December 31, 1999, the Company had 6 permanent employees, including two officers, four professional staff. The Company also retains the services of property managers who oversee the facility maintenance & grounds in Alabama. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

       Premises

Frontier Palace
376 Highway 278 Bypass - Piedmont, Alabama  36272
Company-owned

Government Regulation

Due to the game show broadcast and Internet bingo games are free. These game do not have the elements that comprise a lottery. This being prize, chance and consideration. The consideration is remove by offering the games free. However, the games are considered a sweepstakes and do fall under the government and state regulation for sweepstakes.

Item 2 - Properties
-------------------

The Company owns a facility in Piedmont, Alabama and was purchased by the Company on December 16, 1994, for $6,500,000 and $1,000,000.00 for equipment (paid in 1,500,000 shares of the Company's preferred stock, valued at $5.00 per share) for a total of $7,500,00.00.

The facility is comprised of 80,000 square feet of usable space under roof, and includes a Bingo hall. The Bingo hall, including the personal property owned by the Company and maintained properties therein, has been leased on a month to month basis by the Company to Piedmont Jaycees, Inc. since August 10, 1995 until terminated January 1, 1998. The rental for the building and equipment located therein is $75,000 per month or $7,000 per day, whichever is greater, plus all other defined expenses, excluding insurance, ad valorem taxes, assessments, repairs, upkeep, maintenance and similar expenses. However, the Piedmont Jaycees were not able to pay $75,000.00 per month and the rent was reduce to a minium payment of $25,000.00 through the startup period. However the company was never able to collect the total amount of agreed rent. This lease was cancel and was not renewed in January of 1998.

Furthermore, on April the 28th 1995, before the deed was recorded, the State of Alabama placed a $550,000.00 tax lien on Cranberry-Magnetite for admission taxes, thereby placing a lien on the property. The Company received a warranty deed which reflected no liens. After a legal action by Cranberry-Magentite with the State of Alabama failed in 1998 the Company was force to pay these taxes which total $750,000.00 on behalf of Cranberry-Magnetite. In order to pay this liability the Company borrowed $1,050,000.00 from Haulmark, Inc. Haulmark, Inc. also wanted to have a first mortgage and by paying the first mortgage holder, which was a $250,000.00 loan from National Mortgage Company of Fort Lauderdale, Florida, Haulmark received a first mortgage on the Piedmont property. This pay-off to National Mortgage cost the company an additional $25,000.00 for early payoff of this loan.

Haulmark, Inc. is owned by the principals that previously owned the Frontier Palace facility. In order to recover this payment to the State of Alabama, on behalf of Cranberry-Magnetite, The Company has received payment by Canceling the 1,500,000 shares of preferred stock previously issued for the payment of the facility.

The Company had several Companies that had interest in purchasing the facility but was not able to complete the process for what ever reason. The facility has remained closed until January of 2000. The First Call System has leased part of the facility and will remain when new owner take over the facility in May. The property is being sold to the Brindlee Mountain Castle

Corporation for $6,000,000.00.

The Company's corporate offices are located at 1239 South Glendale Avenue, Glendale, California, and Production Studio and transmission facilities are obtained from third parties at competitive rates. The premises are comprised of approximately 3,000 square feet for which the Company pays $1,000 per month. The lease is scheduled to expire on December 31, 2000; however the Company is confidant that the lease would be renewed on favorable terms.

Patents, Trademarks, Copyrights, Licenses, Franchises, Concessions,
-----------------------------------------------------------------------------
Royalty Agreements or Labor Contracts, Including Duration
-----------------------------------

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

Item 3 - Legal Proceedings
--------------------------

Involvement in Certain Legal Proceedings
----------------------------------------

On April the 28th 1995 the State of Alabama place a tax lien on the previous owner, Cranberry-Magnetite for admission taxes, in the amount of $750,000.00 plus 12% interest. The company received a warranty deed from Cranberry Magnetite. After a legal action by Cranberry Magnetite with the State of Alabama failed in 1998 the company paid this tax liability on behalf of Cranberry Magnetite/Broadway Bottle Gas Corporation. The company has recovered these funds by canceling the previously issued preferred stock.

In April of 1995 two of the employees of the company's subsidiaries (SBI Communications, Inc. of Alabama) was named as defendants in a legal action in Alabama. This action alleges that the defendant's bingo game which was operate by the charity; 1) comprise a illegal lottery, which violates the state constitution; 2) further comprise that the equipment (a computer) was an illegal gaming device. After appeals to Circuit and State Supreme court failed, the defendants was incarcerated and later place on 24 months probation which ended November 14th 1999. This was a misdemeanor and a first offence for both defendants.

The Company believes that this action was completely without merit and did defend vigorously.

 Item 4 - Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999. The Company's annual shareholder meeting with voting on proxy issues is on May 30, 2000.

                             PART II

Item 5.     Market Price of and Dividends on the Company's Common Equity and
-------     ----------------------------------------------------------------
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

Market for Common Equity
------------------------

The Company's stock is traded on the NASDAQ OTC Electronic Bulletin Board under the symbol of SBID. The Company currently has 5,570,439 shares of stock outstanding, with 1,500,000 in the public float. There are approximately 3,240 shareholders of record. For the fiscal year ended December 31st, 1999 the Company reported revenues of $0.00 and a net loss of $259,000.

The Common Stock of Company has been traded over-the-counter since 1983. Its trading symbol is "SBID." No established public trading market exists for the Common Stock of Company at this time.

No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 153,000 shares of preferred stock which are convertible into common stock. The Company has re-purchasing 1,500,000 of its preferred shares from the previous owner after paying the State of Alabama $750,000.00 in tax liens that were in place against the previous owner pertaining to the property in Piedmont, Al. These shares were canceled March 31, 2000

No common stock is currently being offered or proposed to be offered which offering could be reasonably expected to have a materially adverse effect on the market price of the Company's common equity; and There are approximately 5,570,439 shares of common stock which will become eligible for sale by December 31, 1999, pursuant to the provisions of Securities and Exchange Commission Rule 144.

The Company has not agreed to register securities for resale under the Securities Act of 1934, as amended, for anyone.

The following table sets forth in United States dollars the high and low bid
quotations for such shares.   Such bid quotations reflect inter-dealer prices,
without retail mark-up, mark-down or commissions, and do not necessarily re-present actual transactions. The source of the following information is the National Daily Quotation System, Inc.'s "Pink Sheets" and the National Ass-ociation of Securities Dealers, Inc.'s NASDAQ Electronic Bulletin Board.


                           Common Stock

       Date                                       Low              High
       ----                                       ---              ----
Fiscal 1998                                    $ 0.1875           $0.375
-----------

Fiscal 1999
-----------

First Quarter                                    $0.25            $0.50
Second Quarter                                   $0.1875          $0.375
Third Quarter                                    $0.02            $0.04
Fourth Quarter                                   $0.02            $0.50

Prices quoted reflect a one share for twenty reverse split effective on February 1, 1993.

 Dividend Policy
 ---------------
The Company has never paid any dividends. it is the present intention of the Company to pay dividends as soon as possible. There can, however, be no assurance that funds for payment of dividends will ever be available, or that even if available, the Company's board of directors then serving will resolve to declare them.

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

Security Holders
----------------

As of December 31, 1999, the latest practicable date for which information is available, the Company's management was of the opinion that the Company had approximately 3,240 common stock holders.

Dividends
---------

There have been no cash dividends declared or paid since the inception of the Company and no dividends are contemplated to be paid in the foreseeable future.

Description of Securities
-------------------------

  General
  -------

The Company is authorized to issue 50,000,000 shares of capital stock, 40,000,000 shares of which are designated as common stock, $.001 par value per share, and the balance as preferred stock, $5.00 par value per share. As of December 31, 1999, 5,570,439 shares of Common Stock were outstanding (excluding the 2,500,000 shares held but not yet allocated by the Company's Employees' Trust) and held of record by approximately 3,240 persons. In addition, 153,000 shares of preferred stock were outstanding, and held by approximately five persons. The Company has canceled 1,500,000 preferred shares as of March 31st, 2000.

Corporate Stock Transfer, 3200 Cherry Creek Drive, South; Suite 430, Denver Colorado 80209, acts as transfer agent and registrar for the Company's common and referred stock.

Item 6.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations and Plan of Operation.
            --------------------------------------------
Introduction
------------

The Company is currently in the development stage of its business cycle.
Since its inception, the Company has actively pursued licensing agreements designed to generate royalty income in exchange for providing software and methods involving bingo game production. In the past, the Company has entered into various agreements covering territories in Brazil, Greece, Hong King, and Indian reservations, military bases, and charity bingo parlors in the United States. Prior emphasis on these type of licensing agreements has proven to be ineffective. No licensee currently has bingo operations generating significant fees or royalties for the Company. The majority of its current operating income is provided by rental income generated from the lease of its facility to retail businesses in a facility owned by the Company.
The majority of future revenues, however, are not anticipated to occur in either of these areas. The Company hopes to generate significant future revenues from telecommunications services involved in interactive game shows with a bingo format and television buying shows by purchasing large blocks of long distance telephone time and reselling such time to television audience users at a profit. Also, It's Internet business.

Management of the Company has made this area of business their first priority, and most of the other plans for the future are based on the success of the telecommunications area. Management would like to broadcast the bingo show to as many viewers as possible, and although there are no current foreign agreements, management's plans are not limited to the U.S. Management intends to pursue contracts with foreign countries and begin its bingo programs on the Internet. Overall, management hopes to be able to generate net revenues of $25 million annually from this area of business. The Company also has plans to expand operations through the acquisition of television production facilities and rights to a television buying show. This would allow the Company to produce their bingo show in their own studio and broadcast it over their own network. It will also give management freedom to use their experience in programming and production to produce other forms of interactive entertainment, such as the ideas of Public Domain Broadcasting and The Life and Leisure Network mentioned elsewhere in this offering document. Diligently being examined are the legal opinions submitted for imminent contractual arrangements between two companies with the Company, a major international shop at home entity and a telecommunications company. FrontierPalace.Com, Inc. a wholly owned subsidiary of the Company was formed in June 1999 in order to become a dedicated Internet Entertainment website. That is, it will provide communication equipment for consumers to connect the company website via the Internet 24 hours a day seven days a week.
It will also provide design and programming services to build Internet
Web Sites and the personnel and equipment to maintain these sites.
The company will also provide a television network with programs design to promote, tour, advertised and provide Information for each website desiring its services. Simulcasting of live or tape programs via the Internet and satellite broadcast. The company will have its own website featuring a 24 hour bingo program, classified ad, trade and barter, auctions, special events and other service available for its members.

Overall, the company can be characterized as a Broadcast Internet Service company.

Frontier Palace.Com, Inc. is a newly formed Nevada Corporation and a Wholly Owned Subsidiary of SBI Communications, Inc. We chose this form of organization because we anticipate aggressive growth and will require additional capital in the future to support this growth, probably in the form of a secondary public offering. FrontierPalace.Com, Inc. is currently in its start up phase. The management team has been formed, new space has been leased, equipment and telecommunications have been ordered for delivery within 30 days and certain business alliances have been formed.

 The Company expects to turn a profit within one year of going on line and expect to offer shares of the parent Company to raise additional capitol by the end of the first year operation.

 To accomplish this goal we have developed a comprehensive plan to intensify our marketing and sales activities, product development, services expansion and customer support.

 Internet
 --------
 The Internet is one of the fastest growing phenomenons. The current facts are; More than 50 million American households are connected to the Internet with Southeast Florida as one of the fasted growing regions. Currently there are 150 million users worldwide. Every two seconds, a new user signs up for Internet access. It is estimated that by the year 2002, 550 million people will be on-line. The Internet has gained the support of everyone from the White House to the Department of Revenue to United Parcel Service. Companies are scampering to become a part of the madness and make a fortune. While making a fortune is possible, it requires the help of an expert in the field with specific working knowledge and training in the necessary technologies.

  Management feels confident that all will be consummated by year end 2000 allowing the Company to commence operations on a full scale in the Internet and telecommunications business segment.

  The Company is continuing to search for avenues to develop future revenue. In light of the preliminary and conditional nature of negotiations, no assurance can be provided as to the likelihood that such proposed projects will come to fruition. A summary of projects currently being pursued is as follows:

Frontier Palace
---------------

 Management of it's wholly owned subsidiary (SBI Communications, Inc. of Alabama) has a signed purchase agreement with The Brindlee Mountain Castle Corporation, Inc. of Arab, Alabama to purchase the Piedmont property for $6,000,000.00. The sale of this property should be closed by April 30, 2000. Brindlee plans are to have an entertainment center with motel, bowling lanes, food court, daycare center, laser tag, arcade and small car racing tract. Brindlee plans to contract with SBI to set all phases of operation in place.

Internet Web Site
----------------

The company has established a secure web site allowing individuals to join "A Shopping Club for a fee of $19.95 per month which is a shopping club for a variety of products, services, Bingo game related events and items, travel and consumer goods; the opportunity is primarily a shopping club. No charge is made for Bingo cards, and for allowing members to play an on-going Satellite Bingo game, with winnings credited to the member's account or delivered to the member at their option. Payment for membership will be made by credit card, bank check, and debit cards. The company will host the Internet Web Site and provide fulfillment. The company will at some point be a major entertainment Internet web site with server and tee access to the Internet. The website will be on line by the end of May. The company will generate additional revenues by offering advertising and its web services to others.

Bingo Broadcast.
----------------
The company has developed a pay-per-view television game show to be operate by SBI, at a production studio in Glendale, California. The company is in negotiations with the Dish Network to provide an interactive programming for a weekly two hour broadcast at $9.95 per subscriber per broadcast; SBI receives a license fee equal to approximately $5.00 with the broadcaster/network company paid the balance.

Liquidity
---------
  The following table summarizes working capital and total assets:

                   Fiscal Year Ended December 31,

                       1999                    1998
                       ----                    ----
  Working Capital  ($2,142,879)         ($   1,853,879)
  Total Assets      $3,940,000           $   3,940,000

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

As the Company continues to operate in the development stage, no significant cash flow is being generated from operating activities. 1998 and 1999 was a dormant year. The Company was not able to generate any revenues from operations.

Capital Resources
-----------------

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

                      Amount of Total Revenue

Fiscal Year Ended December 31,                    1999           1998
                                                  ----           ----
  Revenues:
  Licenses & Royalties                           -0-            -0-
  Bingo Hall Operations                          -0-            -0-
  Kitchen and gift shop revenues                 -0-            -0-
            Other Income                         -0-            -0-
                                              ---------      --------
  Total Revenue                                  -0-          $ -0-
                                              =========      ========

In general, the Company experienced insignificant revenues in 1999 as it attempted to expand and develop its operations. Total revenues were $0.00 for 1999. The Company owns a facility , during 1997 was leases to charities who sponsor bingo games. Net revenues related to the facility operations were only $0.00 in 1998, and had no revenues for the calendar year ended December 31, 1999. Total revenues for calendar year ended December 31, 1997 were $544,662. Accordingly, except for the operation of the bingo hall, there are no other significant revenue sources of the Company at this time. For 1996, 1997 and 1998, the Company did not generated revenue from the sale of copyrighted bingo cards, foreign licensing agreements, sale of computer hardware or security systems, or other various areas of business opportunity discussed in this offering document.

  The Company's expenses can be summarized as follows:
                    Amount of Total Expenses

Fiscal Year Ended                                             December 31,
                                                        1999           1998
                                                        ----           ----

  Salaries and related expenses                     $130,000         $130,000
  Other general and administrative expenses              0           $ 88,069
  Interest expenses and finance charges             $159,000         $ 40,000

The most significant expense relates to the amortization of trademark, game show and computer program assets the Company has developed. The expense is running $ 259,000 per year. Such assets will be fully amortized at the end of 1997. For 1997, the Company had depreciation on the bingo hall and related equipment, which will approximate $ 0.00 per year. These expenses do not require the use of cash. The low level of other expenses in 1994 is due to a slow down in the general activity of the Company as it explored alternative revenue generating ideas. With the addition of the bingo hall in late 1994, as well as the pursuit of television production and broadcast possibilities in 1996, such expenses have decreased in 1997. As the Company continues to pursue television production and broadcast possibilities, these expenses will continue to rise as a result of expanded facility space and travel costs. Interest and finance charge expenses increased in 1996 due to $199,000 in finance charges incurred to obtain short-term financing. These finance charges were paid for through the issuance of preferred stock.

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

Statement Re Computation of Earnings Per Share
----------------------------------------------

See Notes To Consolidated Financial Statements included elsewhere in this filing for a description of the Company's calculation of earnings per share.

Item 7.    Financial Statement and Summary Financial  Data
------     -----------------------------------------------

Financial Statements
--------------------

The audited consolidated balance sheet of the Company for its years ended December 31, 1999 and audited 1998 and the related consolidated statements of operations, stockholder's equity and cash flows are submitted herewith.

To the Board of Directors
SBI Communications. Inc.:

We have audited the accompanying consolidated balance sheets of SBI Communications, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 1999 in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a $3.6 million provision for net realizable value regarding the cost basis of building and equipment as of January 1, 1998. As more specifically indicated in Note 1 to the financial statements, the Company's existence is dependent on the successful closing of this property held for sale and has no established commercial product or marketing channels at this time to generate future revenues. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Notes 1 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/JAY J. SHAPIRO, C.P.A.
a professional corporation

Encino, California
March 27 2000

            SBI COMMUNICATIONS. INC AND SUBSIDIARIES
            ----------------------------------------
                CONSOLIDATED BALANCE SHEETS
                ---------------------------
                           ASSETS
                           ------

                                                           DECEMBER 31
                                                           -----------
                                                     1999            1998
                                                     ----            ----
Cash                                              $        0     $      0
Property - held for sale(Notes 2,7 and 8)         $  3,940,000     3,940,000
                                                  ------------     ---------
                                                  $  3,940,000   $ 3,940,000
                                                  ==========================


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
Mortgage note payable to trust managed by a
shareholder (Notes 5 and 8)                      $    150,000        150,000
Mortgage note payable (Notes 5 and 8)            $  1,050,000     $1,050,000
Equipment notes payable (Note 8)                 $    131,181        131,181
Accrued wages due to principal shareholder       $    550,000        420,000
Advances due to principal shareholder            $     12,698         12,698
Accrued interest payable (Note 8)                $    199,000         40,000
Accounts payable (Note 8 )                       $     50,000         50,000
                                                  -----------       ---------
                                                    2,142,879      1,853,879
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $5.00; 10,000,000 shares
authorized: 153,000 and 153,000 shares issued and
outstanding at December 31, 1999 and December 31,
1998, respectively (Notes 3 and 8)                   765,000         765,000
Common stock, par value $.001; 40,000,000 shares
authorized; 5,570,439 shares issued and outstanding
at December 31, 1999 and 1998(Note 8)                  5,570           5,570
Paid in capital                                    3,567,318       3,567,318
Accumulated deficit                               (2,540,767)     (2,251,767)
                                                 ------------     -----------
                                                 $ 1,032,121       1,321,121
                                                   3,940,000      $3,940,000
                                                 ============     ==========

        See accompanying notes to consolidated financial statements

              SBI COMMUNICATIONS. INC. AND SUBSIDIARIES
              -----------------------------------------
                           STATEMENTS OF LOSS
                           ------------------

[CAPTION]

                                                             December 31
                                                             -----------
                                                      1999               1998
                                                      ----               ----
Revenue                                              0.00                0.00

Provision - net realizable value(Note 8 )                         ($3,578,279)


Expenses:
Compensation                                             130,000      130,000
Other general and administrative                              0        88,069
Interest                                                 159,000       40,000
                                                        (259,000)    (258,069)

Net loss                                               ($289,000) ($3,836,348)


Basic net( loss)per share(Note 4)                        ( $.05 )       ($.69)

           See accompanying notes to consolidated financial statements

              SBI COMMUNICATIONS. INC. AND SUBSIDIARIES
              -----------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------

                                                         December 31
                                                         ----------
                                                     1999             1998
                                                     -----           -----
Cash flows from operating activities:

Net (loss) income                                      ($289,000) ($3,836,348)
Adjustments to reconcile net loss to cash
provided (used) by operating activities:

Provision - net realizable value                                   $3,578,279

Change in accounts payable and accrued expenses          289,000      170,000
Cash (used) by operating activities                          0        (88,069)

Cash flows from investing activities:
Affiliate receivables                                                  (7,570)
Purchase of real estate                                              (748,622)
    Cash (used) by investing activities                              (756,192)

Cash flows from financing activities:
Loans from shareholders/affiliates                                     12,698
Proceeds from new first mortgage                                   $1,050,000
Mortgage loan repayment                                              (239,701)
Equipment note repayments                                          (      964)
Cash flows provided by financing activities                       $   822,033

Net increase (decrease) in cash                               0       (22,228)
Cash at beginning of period                                   0        22,228
Cash at end of period                                         0    $      0

Supplemental information:
Income taxes paid                                           $ -     $ -
Interest paid                                               $ -     $  24,311

Items not requiring use of cash:

Preferred stock converted                                   $  0    ($200,000)

Issuance of common stock                                    $  0      202,500

Preferred stock canceled                                    $  0   $7,500,000

            See accompanying notes to consolidated financial statements

               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
               ---------------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            ----------------------------------------------


                                                    Additional
                   Common           Preferred         Paid-in    Accumulated
                  -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
January 1
1998          5,345,439 $5,345  1,963,000 $8,465,000 $3,567,343 ($5,915,419)

Converion       200,000 $  200    (40,000)  (200,000)
Acquisiton
of Software      25,000 $   25                              (25)
                           ---
Cancellation
of Stock
issued
(Note 3)                       (1,500,000)(7,500,000)             7,500,000

Net loss
for 1998                                                         (3,836,348)
                                                                 -----------
Balance
December       --------  ----  ----------- -----------  -------
31, 1998      5,570,439 5,570     153,000    765,000   3,567,318 (2,251,767)

Net loss
for 1999                                                           (289,000)
              --------- -----  ----------- ----------- --------  ------------
Balance
December
31, 1999      5,570,000 5,570     153,000   $665,000 $3,559,618 ($2,540,567)
             ========== =====  ==========  ========= ========== ============

        See accompanying notes to consolidated fincncial statements

                 SBI COMMUNICATIONS. INC AND SUBSIDIARIES
                ----------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

NOTE 1
Organization and Signification Accounting Policies
SBI Communications, Inc. (the "Company"), was originally organized in the
State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Supermin,
Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc.
became the surviving corporate entity in a statutory merger with Supermin,
Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications,
Inc.  On January 1, 1993, the Company executed aplan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31,
1998 the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. The Company owns approximately $25,000 for Delaware franchise taxes as of December
31, 1997 and such amount is included in Accounts Payable.
The Company has developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive bingo play.  Currently, the Company is developing its website.
The Alabama bingo hall lease was allowed to not be renewed in early 1998.
The Company is establishing a website allowing individuals to become members in a shopping club with membership fees of $19.95 per month.
The shopping club will provide a variety of products, services, bingo game sweepstakes related events and items, travel and consumer goods; No charge is made to participate in the bingo games. The website will be hosted by the Company's subsidiary, FrontierPalace.Com. and fulfillment
will be provided by unrelated company.    The Company will generate
additional revenues by offering web page/site design/development, advertising, fulfillment and its web services to others.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and four wholly-owned subsidiaries of which only SBI Communications, Inc. - Alabama has activity during the two-year period ended 12/31/99.

Estimates and Assumptions
-------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The 1998 financial statements reflect $3.6 million change in the reporting amount of building and equipment.

                 SBI COMMUNICATIONS. INC AND SUBSIDIARIES
                 ----------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

NOTE 1 (Cont'd)
Property and Equipment
----------------------
Property and equipment were stated at cost. In March 2000, the Company sold all its property and equipment for net cash sales price of $3,940,000 due at closing. The gross sales price of $6,000,000 was reduced by $860,000 in closing costs, $635,000 in fix-up expenses, and the assignment of no value to $565,000 in downpayment received in Buyer's non-trading common stock. The Company also cancelled the 1,500,000 shares of preferred stock(valued at $7.5 million) issued to former owner of this property due to non-performance relative to reimbursement of Company for payment of $750,000 in delinquent Alabama property taxes.

Income Taxes
------------
The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the use of the asset and liability method and recognizes deferred income taxes for the consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Statements of Cash Flows
------------------------
For the purposes of the statements of cash flows, the Company considers cash and highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Related Party Transactions
--------------------------
From time to time, the Company's principal shareholder advances money to the Company for operations. All amounts owed to the shareholder~ll 2,968) are non-interest bearing advances. In addition to advances, the Company accrued salaries payable to the Company's principal shareholder totaling $130,000 for the years ended December 1999 and 1998, respectively. All amounts owed to the shareholder are payable on demand.
In October, 1995, the Company borrowed $250,000 from a trust managed by a shareholder, in the form of a mortgage note. The note was payable in full on October 15, 1996, with interest payable quarterly at prime plus 3%, secured by a second mortgage on The Piedmont Property. Fifty thousand dollars of this note was repaid in 1996 when due, and an additional $50,000 was repaid during 1997. The note has been extended on a quarter to quarter basis, with $150,000 remaining outstanding at December 31, 1998 and 1999.

                SBI COMMUNICATIONS. INC. AND SUBSIDIARY
                ---------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               -------------------------------------------

NOTE 2

Piedmont Property Taxes
-----------------------
On April 28, 1995 the State of Alabama placed a tax lien on the previous owner of the Piedmont Property, Cranberry-Magnetite/Broadway Gas Corporation(the "Seller") for admission taxes, in the amount of $750,000 plus 12% interest. The Company received a warranty deed from Cranberry Magnetite. After a legal action by Cranberry Magnetite with the State of Alabama failed in 1998 the Company paid this tax liability on behalf of Cranberry Magnetite/Broadway Gas Corporation. The Company attempted to recover these funds.

NOTE 3

Stockholders' Equity
--------------------
In January 1998 the Company issued 25,000 shares of its common stock to cover the cost of PandaAmerica software programming. Such cost was recognized at $.10 per share nominal value and expensed in 1998. The
Company also converted 40,000 shares of preferred shares to 200,000 shares of the Company common stock. Such preferred stock pays no dividends, has a liquidation value of $5.00 per share, and is convertible at 5 shares common stock for 1 share of preferred. The company also cancelled 1,500,000 shares of preferred stock due to failure of Seller to meet its obligation owed to the Company.

NOTE 4

Net Loss Per Share
------------------
The Company's net loss per share was calculated using 5,570,439 and 6,182,000 weighted average shares outstanding for 1999 and 1998, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

NOTE 5

Mortgage Note Payable
---------------------
The Company agreed to issue 5,000 shares of preferred stock to the lender to cover $20,000 in loan closing costs for a $250,000 mortgage loan due October 1, 1998.

                 SBI COMMUNICATIONS. INC AND SUBSIDIARIES
                 ----------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

NOTE 5 (Cont'd)

Mortgage Note Payable (cont'd)
------------------------------
The Company borrowed $1,050,000 to pay the State of Alabama, on behalf of Cranberry-Magnetite, the previous owner tax liability of $748,422 and to pay old mortgage loan with a balance of $239,701 plus accrued interest.

NOTE 6

Income Taxes
------------
Deferred income tax assets and liabilities are summarized as follows at December 31,1999:

Deferred tax assets attributable to
operating loss carry forwards                                  $3,500,000
Valuation allowance due to uncertainty
surrounding realization of operating
loss carry forwards                                          ($ 3,500,000)
                                                              ------------
Total deferred taxes                                          $         0
                                                              ============

The Company has available at December 31, 1999, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:

              Amount of Unused                     Expiration During
              Operating Loss                           Year Ended
              Carry Forwards                           December 31
              ---------------                       ----------------
               $   200,000                                2001
               $   550,000                                2002
               $ 1,200,000                                2003
               $   300,000                                2004
               $   490,000                                2007
               $   340,000                                2008
               $   320,000                                2009
               $   650,000                                2010
               $ 1,050,000                                2011
               $   700,000                                2012
               $ 3,836,000                                2013
               $   289,000                                2014
              -------------
               $ 9,925,000
              -------------


               SBI COMMUNICATIONS. INC AND SUBSIDIARIES
              ------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------

NOTE 7

Commitments. Risks and Contingencies
-------------------------------------
The Company has developed bingo productions to be broadcast via satellite in English and Spanish to the television market and the Internet, into homes of viewers throughout the World. Should local, state, or federal laws change regarding bingo sweepstakes, such changes could have a material impact on the ability of the Company to generate future revenues.
The Company is the owner of record on the Piedmont Property and is therefore, responsible for all amounts attributable or assessed by state tax authorities. Management believes that $100,000 paid at closing will satisfy all obligations.

The Company has a history or issuing common stock tor services difficult to value or yet to be provided. Approximately 3,000,000 (or 57%) of the common stock outstanding at December 31, 1998, is restricted in some fashion as a result of the above transactions. Furthermore, the Company has in prior years canceled common stock certificates due to non-performance of the third parties involved in certain of the above transactions. Although no party to such transactions has yet instigated litigation involving the Company for cancellation or restriction of related shares, due to the volume of such transactions, litigation relating to such activity remains a possibility. Management believes all actions it has taken to cancel or restrict common stock are with merit, and does not anticipate any material loss being incurred by the Company relating to future resolution of these matters.

The Company has an employment agreement with Mr. Ron Foster, shareholder and president, which expires on December 31, 2001. Under the agreement, Mr. Foster is entitled to $130,000 in minimum annual salary, cash bonuses of the lesser of 10% of revenues or 5% of pre-tax profits, and stock bonuses equivalent to 10% of pre-tax profits before depreciation.

NOTE 8

Subsequent Events
-----------------
a) The Company sold its building in Alabama in March 2000. The net sales price is $6,000,000 with a 20% cash down payment and real estate contract for $4.8 million at 9.00% interest payable monthly with balloon payment of $4,695,000 in five years. The note will be acquired at closing for $4.1 million in cash. The financial statements reflect at $3.6 million provision for net realizable value of the Piedmont Property as of 12/31/99 and 12/31/98 and no depreciation has been recognized.

             SBI COMMUNICATIONS. INC. AND SUBSIDIARIES
             -----------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------
NOTE 8 (Cont'd)

Subsequent Events (cont'd)
--------------------------
b) The Company intends on using the proceeds of Piedmont property sales to settle the two outstanding mortgage obligations and the equipment notes payable.
c) The Company cancelled 1,500,000 shares of preferred stock issued to the former owner of the Piedmont property in March 2000 and released such party from its obligation to repay the Company
$750,000 paid for past property taxes (See Note 2). Accordingly, the basis of the property sold in March 2000 was $750,000 and related closing costs at acquisition and the Company will recognize a gain at closing in April 2000 of approximately $3.2 million.
d) In January 2000, the Company received all 2,500 shares issued by a new company, FrontierPlace.Com, a Nevada corporation. This wholly-owned subsidiary will operate proprietary software and copyrighted bingo programs over the Internet. This company will also provide a television network with programs promoting the Internet bingo and shopping website and will be characterized as a broadcast Internet service company.
e) In February 2000, they issued 200,000 shares of restricted stock (estimated value $40,000) for the origination of a $150,000 loan from two parties (the "Holder") which will bear interest at 10.00% per annum. Principal and interest payable on 2/7/01 or demand of the Holder and loan is secured by all Company assets. Note is repayable at the option of the Holder in cash or upon exercise of stock options granted in February 2000 for 300,000 shares at $.50 per share.
f) On January 12, 2000, the Company issued 100,000 shares of restricted common stock to an individual in consideration of a $5,000 cash payment and financial marketing services valued at $7,500 ($.12 per share).
g) On March 30, 2000, the Company canceled 723,500 shares of common stock held by various individuals for non-performance of services.

Summary Financial Data
----------------------
Set forth below is selected financial information of the Company and its consolidated subsidiaries as derived from the audited statements of income
(loss) for the last two calendar years, from the balance sheets for the periods then ended. The selected financial information should be read in conjunction with the financial statements (including the notes thereto) filed with this Registration Statement and are qualified by reference to such financial statements.

[CAPTION]

                                     December 31, 1999      December 31, 1998
                                    -----------------      -----------------
Statement of Operations Data
----------------------------
Gross Revenues                     $   -0-                      -0-
Income from Operations(Loss)      ($ 289,000)               (3,836,348)
Net Income(Loss) per share *        (    .05)                (    .69)
Balance Sheet Data
------------------
        Assets
        ------
Current Assets                     $    -0-                       -0-

Property & equipment               $3,940,000                 3,940,000

Total Assets                       $3,940,000                 3,940,000

Liabilities
-----------
Current Liabilities                $2,142,879                 1,853,879


Total Liabilities                  $2,142,879                 1,853,879
Total Stockholders' Equity         $1,797,121                 2,086,121
--------------------------         ----------                 ---------

Total Liabilities and Equity       $3,940,000              $   3,940,000
                                   ===========              =============

______
* See above. Per share data is computed based on the weighted average of common stock outstanding as of the report date.

 Item 8. Charges in and Disagreements with Accountants on Accounting and
 -----------------------------------------------------------------------
         Financial Disclosure
         --------------------
In March 20, 2000 Daniel, Ratliff, and Company, independent certified public accountants, previously engaged as the principal accountant to audit the prior financial statements of the Comapny, resigned. The resignation resulted from the Company moving its corporate offices to the west coast (Glendale, California) and the conclusion that the Company would be better served through the engagement of a local Certified Public Accounting firm.
The Company elected to utilize the services of Jay J. Shapiro, CPA of Encino, California.

The decision to change accountants was approved by the Board of Directors of the company. There have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have cause it to make reference to the subject matter of the disagreements in connection with its report for 1998 and 1999. The Company has filed with the Securities and Exchange Commission an 8-K dated march 29, 2000 disclosing this action. The
Company has requested that the former accountants furnish them with letter stating whether they agree with the statements made by the registrant, and, if not, stating the respects in which they do not agree as indicating in
Item 4. A copy of this letter , when received, will be filed by Exhibit with an 8-K.


Item 9. Directors, Executive Officers, Promoters and Control Persons
--------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

The following table sets forth the names and ages of the members of the Company's board of directors and its executive officers, the positions with the Company held by each, and the period during which each such person has held such position.

[CAPTION]

Name             Age       Position                         Since
----             ---       --------                         ----
Ronald Foster     58    President/Chairman of the Board      1986
William Beggs     56        Director                         1998
Karien Anderson   49        Secretary/Treasurer/Director     1997
Claude Pichard    45        Director                         1986

   Messrs. Fosters, Mr. Pichard and Ms. Anderson are all engaged with the Company's business on a full time basis.
All directors hold office until the next annual meeting of stockholders of the Company (currently expected to be held during May 2000) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the board of directors. There are currently no committees of the board of directors.

Biographies of the Company's Executive Officers and Directors
-------------------------------------------------------------

Ronald Foster
-------------

Mr. Foster, 58, is presently Chairman, President, Chief Executive Officer, and Executive Producer for SBI Communications, Inc. He has been working with the Company since its inception in 1984. His primary responsibilities include finance, marketing and technical review. In addition to his responsibilities with the Company, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia.
Mr. Foster was also owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. Since 1987, Mr. Foster has served as president and director of Ed-Phills, Inc., a Nevada corporation and is now an executive vice president and member of the board of directors of Golden American Network, a California corporation. Since 1984, he has also been the president and chief executive officer of ROPA Communications, Inc., which owns and operates WTAU-TV-19 in Albany, Georgia. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network (FNN), a national cable network. Mr. Foster also has experience as technical director and associate producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS. Mr. Foster is Director/Producer/Writer of the Company Interactive Broadcast Programs.

Karien Anderson
---------------

Ms. Anderson is 49 years old and resides in Piedmont, Alabama. Ms. Anderson has extensive experience in executive secretarial business, including government and private sectors. She has extensive background in the field of advertising, marketing, special event promotions, contract management, personnel management and real estate. Ms. Anderson currently holds a real estate licence. Ms. Anderson has been involve as coordinator for non-profit association for the last eighteen years. She is currently employed as Secretary and property manager for SBI Communications, Inc.

Claude Pichard
--------------

Mr. Pichard, 45, has been a Vice President and a director for the Company since 1986. His primary responsibilities include directing and developing the interactive Bingo and auction programs. Mr. Pichard has over twenty years of television experience as a producer, director and scriptwriter. He served as creative services director at WCTV in Tallahassee, Florida, where he headed an award-winning team of directors, writers and artists for the number one station in its market. He has also worked with numerous Hollywood-based game shows and was the director for the Bolivian National Lottery game. In addition to his responsibilities with the Company, Mr. Pichard also serves as a research and training specialist with the Florida Department of Law Enforce ment where he supervises the production of training tapes, public service announcements and media related courses. Mr. Pichard holds a bachelor of science degree in mass communications from Florida State University.

William Beggs
-------------

Mr. Beggs is 56 years old and resides in Fort Lauderdale, Florida. Mr. Beggs has been a member, in good standing, of The Florida Bar since 1973. Mr. Beggs practices real estate and corporate law in the Fort Lauderdale area.

Item 10     Executive Compensation
----------------------------------

The Summary Compensation Table below sets forth all compensation paid to the Officers and Directors of the Company during the Company's year ended December 31, 1998 and 1999.Prior to June of 1992, the date on which a change in control of the Company was effected and current management took over their respective positions, previous management conducted no business, the Company's was inactive and no compensation was paid or deferred to and of the Company's officers or directors.
                  1998 Summary Compensation Table
                  -------------------------------
[CAPTION]

Name      Annual Compensation Long Term Compensation
and               Awards Awards    LTIP All
Principal                             Restricted Restricted  Pay- Other
Position          Salary Bonus   Other  Stock    Options   outs   Compensation
--------          ------------   ------------    -------   ----   ------------
Ronald Foster **    (5)     *     *      *       *         *         *        *
Claude Pichard +     *      *     *      *       *         *         *
Karien Anderson    (1)(6)   *     *      *       *         *         *        *

_____________________________________________________________________________
_
                  1999 Summary Compensation Table
                  -------------------------------
Name      Annual Compensation Long Term Compensation
and               Awards Awards    LTIP All
Principal                            Restricted   Restricted  Pay- Other
Position           Salary Bonus   Other  Stock   Options      outs Compensation
Ronald Foster **     5    Y    *    Y      *      *            *
Claude Pichard +(2)  *    *    *    *      *      *            *
Karien Anderson(1)(2)6    *    *    *      *      *            *

_____________________________________________________________________________
_

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

The Agreement provides the Company with an obligation to defend and indemnify Mr. Foster to the fullest extent legally permitted, and calls for the follow ing compensation:

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

(c) Mr. Foster is entitled to a salary starting at $2,500.00 per Week, but subject to review on a quarterly basis, with the expectation that it will be substantially increased as increased profits and cash flow from opera tions permit.

(d) In addition to the foregoing, Mr. Foster is entitled to a benefit package equal to the most favorable benefit package provided by the Company or its subsidiaries to any of their employees, officers, directors, consultants or agents.

 All required payments are accruing until such time as the Company has adequate funds to meet its operating expenses and commitments.

Item 11.  Security Ownership of Certain Beneficial Owners & Management
----------------------------------------------------------------------

The following table sets forth, as of the date of this Registration Statement, the number and percentage of shares of common stock owned of record and beneficially by any group (as that term is defined for purposes of Section 13(d)(3) of the Exchange Act), person or firm that owns more than five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).
[CAPTION]

Name and Address of           Amount of      Nature of          Percent of
      Beneficial Owner          *Shares        Ownership             Class
      Ronald Foster              1,632,089    Record &           32% Common
      103 Firetower Road                      Beneficial
      Leesburg, Georgia, 31763

      Larry Cahill               1,000,000    Record &           19% Common
      3330 Southgate Court                    Beneficial
      Cedar Rapids, Iowa 52404

      Michael Graham               500,000    Record &           10% Common
      1804 Cherry Lane                        Beneficial
      Bluefield, West Virginia 24701

_____
*  Includes all stock held either personally or by affiliates.

(b)     Security Ownership of Management
----------------------------------------

   The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Company, its parent or subsidiaries, ,owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.

[CAPTION]

Title of     Name of             Amount         Nature of Percent of
Class        Beneficial Owner         Shares         Ownership Class
-----        ---------------          ------         ---------------
Common  Ronald Foster               1,632,089      **        32.00%
Common  Karien Anderson                 0          ***       00.00%
Common  Claude Pichard                 10,000      **        00.07%
Common  Betty Rodgers                   5,000      ***       00.035%
Common  Williams Beggs                    0        ***       00.00%
Common  All officers and directors
        as a group (5 people)       1,647,089      **        33.05%

___
*  Includes all stock held either personally or by affiliates.
** Record & Beneficial.
***     Not Applicable.
   To the best knowledge and belief of the Company, there are no arrange-ments, understandings, or agreements relative to the disposition of the Company's securities, the operation of which would at a subsequent date result in a change in control of the Company.

Changes In Control
------------------
SBI is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of SBI.

Item 12.   Certain Relationships and Related Transactions
---------------------------------------------------------
There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company of any of its affiliated subsidiaries.

                             PART IV
                             -------
Item 13.     Index to Exhibits
-------         -----------------
                 Description of Exhibits
                 -----------------------

            Page or
Exhibit    Source of
Number   Incorporation              Description
------  -----------------         ---------------

27                     Summary Financial Information

Additional Information
----------------------
                          Headquarters
                          ------------
                    SBI Communications, Inc.
     1239 South Glendale Avenue - Glendale, California 91205.


                          Subsidiaries
                          ------------
         SBI Communications, Inc., a Alabama Corporation
                  -------------------------
          376 Hwy 278 Bypass - Piedmont, Alabama 36272

            FrontierPalace.Com, a Nevada Corporation
     1239 South Glendale Avenue, Glendale, California 91205

         SBI Communications, Inc., a Nevada Corporation
        1063 Centerville Lane, Gardnerville, Nevada 89410

          Satellite Bingo, Inc., a Georgia Corporation
   103 Firetower Road - P. O. Box 729, Leesburg, Georgia 31763

                      Officers & Directors
                      --------------------
Ronald Foster: President, Chairman of the Board, Chief Executive Officer
          Karien Anderson: Secretary/Treasurer/Director
             Claude Pichard: Vice President/Director
              Al Makhanian: Vice President/Director
                    Williams Beggs : Director

                            Auditors
                            --------
                       Mr. Jay J. Shapiro
         Jay J. Shapiro, CPA. A Professional Corporation
  16501 Ventura Boulevard, Suite 650, Encino, California 91436

                         Transfer Agent
                         --------------
                    Corporate Stock Transfer
3200 Cherry Creek Drive South; Suite 430; Denver, Colorado  80209

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

Dated: April 4, 2000

                       /s/Ronald Foster/s/
                          Ronald Foster
              Chairman, President & Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf or the Company and in the capacities and on the dates indicated.
[CAPTION]

            Signature         Title                           Date
            ---------         -----                           ----
/s/ Ronald Foster         Chairman, President &              May 30, 2000
-----------------
Ronald Foster

/s/ Karien Anderson       Director, Secretary, Treasurer     May 30, 2000
-------------------
Karien Anderson

/s/ Claude Pichard        Director, Vice President           May 30, 2000
------------------
Claude Pichard

/s/William Beggs          Director                           May 30, 2000
----------------
William Beggs
