Form 10QSB
period 2000-03-31
SBI COMMUNICATIONS INC
filed 2000-05-03
CIK 1013453

                 Securities and Exchange Commission
                      Washington, D.C., 20549

                            FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal quarter ended March 31, 2000

Commission file Number 0-28416
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

==============================================================================
                      SBI Communications, Inc.
       (Name of small business issuer specified in its charter)
==============================================================================

         Delaware                                  58-1700840
         --------                                  ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification Number)

         1239 South Glendale Avenue, Glendale California 91205
         -----------------------------------------------------
         (Address of Principal executive offices) (Zip code)
                           (818) 550-6181
                           --------------
                       Issuer's telephone number

==============================================================================

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

As of March 31, 2000 the Registrant had 5,870,439 shares of its $0.001 par value Common Stock Outstanding.

===============================================================================
                               May 3, 2000
===============================================================================

Table Of Contents
                       SBI COMMUNICATIONS, INC.
                             FORM 10-QSB
                                INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1999 and
                        and March 31, 2000

                      Consolidated Statements of Operations     4
                        for the three months ended
                        March 31, 1999 and 2000

                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the three
                        months ended March 31, 2000

                      Consolidated Statements of Cash Flows     5
                        for the three months ended March 31,
                        1999 and 2000

                      Notes to Consolidated Financial State-    6
                        ments

  Item 2.             Management's Discussion and Analysis      7
                        of Financial Condition and Results
                        of Operations Condition

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        9

  Item 2.             Changes in Securities                    10

  Item 3.             Defaults Upon Senior Securities          10

  Item 4.             Submission of Matters to a Vote          10
                        of Security  Holders

  Item 5.             Other Information                        10

  Item 6.             Exhibits and Reports on Form 8-K         10

                      Signatures                               11


PART I. FINANCIAL INFORMATION
Financial Statements
                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)     (Audited)
                                                    March 31,        Dec. 31,
                                                       2000             1999
                                ASSETS
Current assets:
    Cash                                        $    71,580      $      -0-

    Accounts receivable,                               -0-              -0-
    Note receivable from affiliates                    -0-              -0-
    Inventories                                        -0-              -0-
                                                    --------        --------
                                                     71,580             -0-
Property and equipment, at real
sale value:                                     $ 3,940,000      $ 3,940,000
 Other assets:
    Fixed Assets:                                     7,500             -0-
                                                ------------     ------------
                                                $ 4,019,080      $ 3,940,000

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable                                  $ 150,000            -0-
    Note payable to trust managed by a
    shareholder                                   $ 150,000     $   150,000
    Mortgage note payable-current
    portion (Note 4)                              1,050,000       1,050,000
    Equipment note payable current portion          131,181         131,181
    Accrued wages due to principal
     shareholder (Note 2)                           550,000         550,000
    Advances due to principal shareholder            12,698          12,698
    Accrued interest payable                        229,000         199,000
                                                 ----------       ----------
                                                  2,272,879       2,092,879
    Accounts Payable                                 50,000          58,000
                                                  ----------      ----------
Total liabilities                                $2,322,879      $2,150,879
                                                 -----------     -----------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000
     shares authorized;
    153,000 and 153,000 shares issued and
     outstanding at March 31, 2000 and
     December 31, 1999, respectively               $765,000        $765,000
    Common stock, par value $.001; 40,000,000
     shares authorized; 5,870,439 shares issued and
     outstanding at March 31, 2000 and 5,570,439
     as of December 31, 1999                          5,870           5,570
    Paid in capital                               3,611,518       3,559,318
    Accumulated deficit                       (   2,686,187)    ( 2,540,767)
                                               -------------    ------------
                                                  1,696,201       1,789,121
                                               -------------    ------------
                                                $ 4,019,080     $ 3,940,000

         See accompanying notes to consolidated financial statements.

               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH  31,
                            (UNAUDITED)

                                                   2000                1999
Revenues:
    Facility rental                        $        -0-          $      -0-
    Other income                                     -                  -0-
                                                    -0-                 -0-
Expenses:

     Facility costs                                 -0-                 -0-
    Other general and administrative             115,420              32,500

     Production costs                               -0-                 -0-
    Interest and finance expenses                 30,000              30,000
                                              -----------           ---------
                                                 145,420              62,500
                                              -----------           ---------
Net loss                                      ($ 145,420)          ($ 62,500)
                                              ===========           =========

Net loss per share                             $  (0.02)             $ (0.01)
                                              ===========           =========


                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Balance December 31, 1999                     Additional
      Common                 Preferred          Paid-in        Accumulated
 Shares       Amount     Shares    Amount      Capital         Deficit
5,570,439     $5,570    153,000   $765,000    $3,559,318     ($2,540,767)

Net loss for 3 months ended March 31, 2000:                (92,920)
Shares Issued for services:
  300,000     $  300                         $    52,200  $(52,500)
                                                         ----------
                                                            $  (145,420)
---------    --------   --------  ---------   -----------    -------------

5,870,439    $ 5,870     153,000   $765,000   $3,611,518     ($2,686,187)


        See accompanying notes to consolidated financial statements.

                SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31,
                             (UNAUDITED)

                                                       2000         1999
                                                      ------       ------
Cash flows from operating activities:
    Net (loss)                                  ($   145,420)    ($62,500)
    Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Stock issued for services:                      $ 52,500         -0-
    Change in accounts payable and
    accrued expenses:                                 22,000       30,000
                                                    ---------  -----------
    Cash (used) by operating activities:           ($ 74,500)  ($  30,000)

Cash flows from investing activities:
    Proceeds from repayment of notes
    receivable from affiliate:                          -0-          -0-
    Purchase of fixed assets:                         (7,500)        -0-
    Cash (used) by investing activities:                -0-          -0-
                                                    ---------     ---------
                                                      (7,500)        -0-
Cash flows from financing activities:
    Loans from shareholders/affiliates:              150,000         -0-
                                                   ----------     ---------
    Cash flows provided by financing activities:   $ 150,000         -0-


Net increase (decrease) in cash                     $ 71,580         -0-
Cash at beginning of period:                            -0-          -0-
                                                  -----------     ---------
Cash at end of period:                           $    71,580    $    -0-
                                                 ============   ===========
Supplemental information:
    Income taxes paid:                           $       -      $     -
    Interest paid                                $      -0-     $  24,311
                                                 ============   ===========


Items not requiring use of cash:
    Preferred stock converted:                   $      -0-     $    -0-
    Issuance of common stock:                        300,000         -0-
    Paid in capital:                             $      -0-          -0-

       See accompanying notes to consolidated financial statements.

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2000 AND DECEMBER 31, 1999

Note 1 - Selected disclosures

    The accompanying unaudited consolidated financial statements, which are for interim periods, do not included all disclosures provided in the annual consolidated audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the footnotes thereto contained in the Form 10-KSB for the year ended December 31, 1999 of SBI Communications, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2000 balance sheet was derived from the unaudited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the Three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. There were no activity in the first quarter.

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

Note 2 - Related party transactions

    The Company accrued salaries payable to the Company's principal shareholder totaling $32,500 for the quarter ended March 31, 1999 and no accrued salaries for 2000, respectively. All amounts owed to the shareholder are payable on demand.

Note 3 - Net loss per share

    The Company's net loss per share was calculated using 5,870,439 and 5,570,439 weighted average shares outstanding for each of the quarter ended March 31, 2000 and December 31, 1999, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of each specific series of preferred share to common, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

Note 4 - Mortgage

       The company secured a mortgage of $1,050,000.00 to pay the previous owner's tax liability to the State of Alabama. The Company currently has under contract the sale of the Piedmont real estate for $6,000,000. The Company expects to pay this obligation from the proceeds of this sale which is due to close within the next 30 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

       SBI Communications, Inc. (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc.
was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc.
Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications, Inc. On January 1, 1993, the
Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31, 1998, the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. Management anticipates executing the plan during 2000.

       The Company plans to provide interactive satellite delivered bingo games, game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. The Company has also developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive play throughout the World. Our Web site or the company's URLs are http://www.sBid.net, http://www.sbicom.com, http://www.bingo2k.com, http://www.sbicommunications.com, http://www.globalot.com, http://www.wnet1.com, and http://www.frontierpalace.com. Currently, the Company's is developing its web site.

       Management of it's wholly owned subsidiary (SBI Communications, Inc. of Alabama) has a signed purchase agreement with The Brindlee Mountain
Castle Corporation of Arab, Alabama to purchase the Piedmont property for $6,000,000.00. If the sale of the property closes in the next thiry days as anticipated, net proceeds will be $3,940,000.
Management is also working in the panhandle of North West Florida area and believes that the local charity Bingo market is more hospitable in this area of Florida, rather than northeast Alabama. The company plans to open a facilities in the SoutheastFlorida and Maryland area to lease to local charities to conduct bingo games.

Intenet Web Site
----------------
       The company is establishing a secure web site allowing individuals to become members in "A Shopping Club" with membership fees of $19.95 per month. The shopping club will provide a variety of products, services, bingo game sweepstakes related events and items, travels and consumer goods; the opportunity is primarily a shopping club. No charge is made to participate in the bingo games. Games will be available for play 24 hours a day seven days a week and new games played every 12 minute. Winners will collect their winning of the on-going Globalot Bingo Sweepstake games either by crediting their account or being delivered to the member at their option. Payments for membership will be made by credit card, bank check, debit/ATM cards and by lec billing or "900" telephone number. The company's URLs are http://www.bingo2k.com - http://www.sBid.com - http:/www.sbicom.com - http://www.globalot.com - http://www.sbicommunications.com - http://www.forntierpalace.com. The web site is hosted by the company. The company will also provide its services to other companies desiring access to the Internet. The company will generate additional revenues by offering web page/site design/development, advertising, fulfilment and its web services to others. This would include equipment and tee access to the Internet. The Company anticipate its web site to fully operation by June 30, 2000.

       The Company believes that the $7 billion dollar North America charitable bingo industry is fragmented and inefficient, yet potentially profitable. The Company's strategy, therefore, is to consolidate a portion of the industry to build a World Wide Web Site that includes a 24/7 Bingo gaame and othe other membership services. The Company believes that its industry experience, economies of scale and financial resources will provide a competitive advantage over competing bingo web sites operations, which should enable the Company to effectively execute its long-term growth plan. The Company currently has only one bingo center located in Piedmont, Alabama. The
Company intends to continue its expansion through acquisitions and developments in other selected markets throughout the United States. Management's goal is to open one or two other bingo centers by end of 2000.

RESULTS OF OPERATION
THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1999.

       The Company generated revenues of $-0- during its first fiscal quarter ended March 31, 2000, as compared to $-0- in the comparable period of the prior fiscal year. The no revenue for this period due to renovation of facility in Piedmont and building the company's Web Site. The Company expects quarterly revenues to increase when the new leases are in place. Also, upon the successful operation of the Company's Web site and broadcasting of it's interactive programming.

       Direct operating costs of the Company's totaled $145,420 during the first quarter of 2000 versus $62,500 in the comparable 1999 quarter, which represents a 230% increase. Approximately 60% of the current period's direct operating costs were comprised of the development of the company's web site, which are not fixed expenses. The company's web site is located at www.frontierpalace.com. The balance is primarily comprised of legal, wages and management fee costs. The end of the first Quarter of 1999 was the last bingo operation of the Piedmont facility for the company.

       General & Administrative (G&A) expenses totaled $115,420 during the first quarter of 2000 as compared to $62,500 in the year ago period, an increase of 85%. This expense increase of$82,920 was mainly due to the development of the company's web site first quarter of 2000.

       The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carry forwards. The Company's tax loss carryforward balance at the end of fiscal 1999 was in excess of $9 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

       Net loss for the first fiscal quarter of 1999 was $145,420 which equated to loss per share of ($.02) Net loss for the comparable quarter of 1999 was $62,500 which equated to loss per share of ($0.01). Virtually all losses was due to the development of the Company's web site.
Management believes that the Company's direct operating costs and G&A expenses are relatively fixed. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2000, the Company had cash and cash equivalents of $ $71,580 a increase of $71,580 from the end of fiscal 1999. The increase was due to The Company acquiring a loan for $150,000 with terms of 10% interest for one year. Company does not expect to make further investments in its' Piedmont, Alabama facility and has sold to The Brindlee Mountain Castle Corporation for $6,000,000 of cash and stock.

       The Company expects its cash position to begin to increase assuming leases are place and the Company's Internet website is operational. There can be no assurance of the foregoing.

       Accounts receivables totaled $ -0- at March 31, 2000. The Company had no revenues as of March 31, 2000. Current liabilities totaled $2,322,878 at the end of the quarter, but less than .05% of this total represented trade payables. Approximately 60% of total liabilities are comprised of a note payable which currently is due and payable. The Company has no other long-term debt.
The Company had total assets of over $4.1 million and total liabilities of $1,500,000.00 at the end of the first quarter, with shareholder equity of $3.6 million. The Company believes that its current capital resources, together with expected positive operational cash flows and note collections, will support operational requirements for the next year.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       NONE

ITEM 2. CHANGES IN SECURITIES

In February the Company issued 200,000 shares of common stock for consideration of $40,000.00 for a loan to the Company. In January the Company issued 100,000 shares of common stock to a individual for cash of $5,000 and services of $7,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5. OTHER INFORMATION

CHANGE IN MANAGEMENT.

        NONE

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

STATE OF READINESS

Based on as internal assessment, SBI did not incur any problem with its software programs, both those development internally and purchased from material outside vendors.

SBI will continue to require its vendors of material hardware and software to provide assurances of their year 2000 compliance.

RISKS

SBI is not currently aware of any significant year 2000 compliance problems relating to the broadcast, Internet or other software systems that would have a material and adverse effect on business, results of operations and financial condition.

EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings
                    27         Financial data schedule
         (B)      REPORTS ON FORM 8-K: March 29, 2000

                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SBI Communications, Inc.

Date: May 3, 2000              By: /s/Ronald Foster
                                  -------------------------------------
                                  Ronald Foster Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)