Form 10QSB/A
period 2000-03-31
SBI COMMUNICATIONS INC
filed 2000-05-19
CIK 1013453

                 Securities and Exchange Commission
                      Washington, D.C., 20549

                            FORM 10-QSB/A

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

                   INDEPENDENT ACCOUNTANTS' REPORT
                   -------------------------------

We have reviewed the accompanying consolidated balance sheet, statement of operations, and cash flows of SBI Communications, Inc., and subsidiaries as of March 31, 2000, and for the three-months period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institure of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally acce[ted auditing standards, the objective of which is the expression of an opinion reguarding the financial statements taken as a whole. Accorkingly, we do not express such as opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be conformity with generally accepted accounting principles.

/s/ Jay J. Shapiro, CPA P.C.

JAY J. SHAPIRO, C.P.A.
a professional corporation


May 17, 2000
Encino, California

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


PART I. FINANCIAL INFORMATION
Financial Statements
                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)     (Audited)
                                                    March 31,        Dec. 31,
                                                       2000             1999
                                ASSETS
Current assets:
    Cash                                        $    71,580      $      -0-

    Accounts receivable,                               -0-              -0-
    Note receivable from affiliates                    -0-              -0-
    Inventories                                        -0-              -0-
                                                    --------        --------
                                                     71,580             -0-
Property and equipment, at real
sale value:                                     $ 3,940,000      $ 3,940,000
 Other assets:
    Fixed Assets:                                     7,500             -0-
                                                ------------     ------------
                                                $ 4,019,080      $ 3,940,000

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable                                  $ 150,000            -0-
    Note payable to trust managed by a
    shareholder                                   $ 150,000     $   150,000
    Mortgage note payable-current
    portion (Note 5)                              1,050,000       1,050,000
    Equipment note payable current portion          131,181         131,181
    Accrued wages due to principal
     shareholder (Note 2)                           550,000         550,000
    Advances due to principal shareholder            12,698          12,698
    Accrued interest payable                        229,000         199,000
                                                 ----------       ----------
                                                  2,272,879       2,092,879
    Accounts Payable                                 50,000          58,000
                                                  ----------      ----------
Total liabilities                                $2,322,879      $2,150,879
                                                 -----------     -----------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000
     shares authorized;
    153,000 and 153,000 shares issued and
     outstanding at March 31, 2000 and
     December 31, 1999, respectively               $765,000        $765,000
    Common stock, par value $.001; 40,000,000
     shares authorized; 5,870,439 shares issued and
     outstanding at March 31, 2000 and 5,570,439
     as of December 31, 1999                          5,870           5,570
    Paid in capital                               3,611,518       3,559,318
    Accumulated deficit                       (   2,686,187)    ( 2,540,767)
                                               -------------    ------------
                                                  1,696,201       1,789,121
                                               -------------    ------------
                                                $ 4,019,080     $ 3,940,000

         See accompanying notes to consolidated financial statements.

               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH  31,
                            (UNAUDITED)

                                                   2000                1999
Revenues:
    Facility rental                        $        -0-          $      -0-
    Other income                                     -                  -0-
                                                    -0-                 -0-
Expenses:

     Facility costs                                 -0-                 -0-
    Other general and administrative             115,420              32,500

     Production costs                               -0-                 -0-
    Interest and finance expenses                 30,000              30,000
                                              -----------           ---------
                                                 145,420              62,500
                                              -----------           ---------
Net loss                                      ($ 145,420)          ($ 62,500)
                                              ===========           =========

Net loss per share                             $  (0.02)             $ (0.01)
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

Note 4 - Mortgage

       The company borrowed $1,050,000.00 to pay State of Alabama, on behalf of Cranberry-Magnetite/Broadway Gas Company, the previous owner tax liability.
The Company expects to pay this obligation from the proceeds of the sale of the Piedmont real estate of $3,940,000.

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

       Management of it's wholly owned subsidiary (SBI Communications, Inc. of Alabama) has a signed purchase agreement with The Brindlee Mountain
Castle Corporation of Arab, Alabama to purchase the Piedmont property for $6,000,000.00. The sale of this property should be closed with-in the next thirty days with net proceeds of $3,940,000.
Management is also working in the panhandle of North West Florida area and believes that the local charity Bingo market is more hospitable in this area of Florida, rather than northeast Alabama. The company plans to open a facilities in the SoutheastFlorida and Maryland area to lease to local charities to conduct bingo games.

Intenet Web Site
----------------
       The company established a secure web site allowing individuals to become members in "A Shopping Club" with membership fees of $19.95 per month. The shopping club will provide a variety of products, services, bingo game sweepstakes related events and items, travels and consumer goods; the opportunity is primarily a shopping club. No charge is made to participate in the bingo games. Games will be available for play 24 hours a day seven days a week and new games played every 12 minute. Winners will collect their winning of the on-going Globalot Bingo Sweepstake games either by crediting their account or being delivered to the member at their option. Payments for membership will be made by credit card, bank check, debit/ATM cards and by lec billing or "900" telephone number. The company's URLs are http://www.bingo2k.com - http://www.sBid.com - http:/www.sbicom.com - http://www.globalot.com - http://www.sbicommunications.com - http://www.forntierpalace.com. The web site is hosted by the company and fulfillment will be provided by Regency Communications, Inc. The company will also provide its services to other companies desiring access to the Internet. The company will generate additional revenues by offering web page/site design/development, advertising, fulfilment and its web services to others. This would include equipment and tee access to the Internet.

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

       Net loss for the first fiscal quarter of 2000 was $145,420 which equated to loss per share of ($.02) Net loss for the comparable quarter of 1999 was $62,500 which equated to loss per share of ($0.01). Virtually all losses was due to the development of the Company's web site.
Management believes that the Company's direct operating costs and G&A expenses are relatively fixed. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

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