Form 10QSB/A
period 2000-03-31
SBI COMMUNICATIONS INC
filed 2000-05-22
CIK 1013453

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

=====================================================================
=========

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

We conducted our review in accordance with standards established by the American Institure of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally acce[ted auditing standards, the objective of which is the expression of an opinion reguarding the financial statements taken as a whole. Accordingly, we do not express such as opinion.

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

       The Company plans to provide interactive satellite delivered bingo games, game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. The Company has also developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive play throughout the World. Our Web site or the company's URLs are http://www.sBid.net, http://www.sbicom.com, http://www.bingo2k.com, http://www.sbicommunications.com, http://www.globalot.com, http://www.wnet1.com, http://www.bingonut.com and http://www.frontierpalace.com. Currently, the Company's is developing its web site and has a sales for the Alabama property.

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

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2000, the Company had cash and cash equivalents of $71,580 an increase of $71,580 from the end of fiscal 1999. The increase was due to The Company acquiring a loan for $150,000 with terms of 10% interest for one year. Company does not expect to make further investments in its' Piedmont, Alabama facility and has sold to The Brindlee Mountain Castle Corporation for $6,000,000 of cash and stock.

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