Form 10KSB40/A
period 1998-12-31
SBI COMMUNICATIONS INC
filed 2000-07-11
CIK 1013453

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
                         SBI Communications, Inc.
           (Name of small business issuer specified in its charter)
===============================================================================

              Delaware                                58-1700840
 (State or other jurisdiction of                (IRS Employer Identification
  incorporation or organization)                          Number)

        1239 South Glendale Avenue - Glendale, California 91205
               (Address of Principal Executive Offices)       ( Zip Code)
                              (818) 550-6181
                      (Issuer's telephone number)

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

Registrant's revenues for its most current fiscal year:      $     0.00
                                                             ----------
Aggregate market value of the voting stock held by
non-affiliates as of March  30, 1999:                     $1,336,360.00
                                                           ------------
Number of common shares outstanding as of latest
practical date at $.001 par value:                            5,570,439
                                                              ---------
Documents Incorporated By Reference:  None
Location of Exhibit Index:       The index of exhibits is contained in
part IV herein on page number 49.
Transitional Small Business Disclosure Format:     Yes ____      No _X__
==============================================================================

                          Dated March 30, 1999
______________________________________________________________________________

                     Table of Contents
                     -----------------
Item      Page
Number    Number    Item Caption
-----     ------    ------------
Part I
------
Item 1.   3    Description of Business
Item 2.   15   Description of Properties
Item 3.   16   Legal Proceedings.
Item 4.   16   Submission of Matters to a Vote of Security Holders

Part II
-------
Item 5.   16   Market Price of and Dividends on the Registrant's
               Common Equity and other Shareholder Matters
Item 6.   22   Management's Discussion and Analysis or Plan of
               Operation Executive Compensation
Item 7.   25   Financial Statements and Summary Financial Data
Item 8    33   Changes in and Disagreements with Accountants
               on Accounting and Financial  Disclosure

Part III
--------
Item 9    34   Directors, Executive Officers, Promoters and Control Persons
Item 10.  42   Executive Compensation
Item 11.  44   Security Ownership of Certain Beneficial Owners and
               Management
Item 12.  45   Certain Relationships and Related Transactions

Part IV
-------
Item 13.  45   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K

Signatures      49
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


Florida
-------

The Company will be opening a new facility in Fort Lauderdale, Florida. This facility will open in the third quarter of 1999.

California
----------

The Company website is located in Glendale, California at the company production facility.

The Company has a bingo program operating over the PandaAmerica Shopping
Network.

Expansion Plans
--------------

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

A.Globalot Bingo
----------------

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

Technology
----------

The Company will use proprietary technologies that enable viewers at home to participate in Bingo games televised live in specific English speaking Hispanic markets in the US and Worldwide (local laws permit ting).

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

Company's Income
----------------

The Company's income will be based on the difference between the telephone charges paid by players and the negotiated cost charged to by the participating long distance company. The long distance charges will appear on each caller's prepaid calling card, eliminating collection functions. Since no live operators are employed in recording and processing the calls and awards, the only expenses are related to the prizes offered, production and telecast of the Bingo game and administra tive costs.

Internet
--------

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

COSTS

To date, SBI has incurred approximately $30,000.00 of costs in identify ing and evaluating year 2000 compliance issues. Most of SBI expenses have related to. And expected to continue ro relate to the operating costs associated with time spent by employees in the evaluation year 2000 compliance matters. At this time, SBI does not possess the information necessary to estimate the potential costs of future revision to software relating to the SBI programs should revision by required of the replacement of third-party software, hardware of services, if any, that are determined to not be year 2000 compliant. Although SBI believes that its software programs, both development internally and purchased from outside vendors are either already year 2000 compliant or will be by December 31st, 1999,. Failure to identify non year 2000 compliant software could have a material and adverse effect on SBI's business, results of operations and financial condition.

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

Additional competition comes from other sectors of the gaming industry such as lotteries, horse and dog racing and casino operations. While the Company is cognizant of these competing operations, and does try to locate its facilities in areas insulated from such competition, the Company believes that its patrons represent unique, value-oriented customers for whom a day or night of bingo represents a small investment of $10 - $100 that provides several hours of entertainment with payout that rival the average slot machine. Lottery players seek much larger payout with less time commitment, despite the infinitesimal odds. Horse and dog racing bettors and casino patrons do enjoy comparable entertain ment value that bingo provides, but generally require longer commutes to the gaming establishment as well as higher investments for the same period of playing time. In addition, these other gaming venues do not provide the socializing value that bingo provides. The Company also recognizes competition from American Indian gaming establishments, which enjoy certain legal, operational and tax advantages. The Company currently has no plans to compete in American Indian gaming markets.

 1.  Broadcast
--------------

Interactive Technology
----------------------

A number of important trends support management's belief that the Company is re-entering the interactive television programming market at the right time with the right products. As the phenomenon known as the "Informa tion Superhighway" continues to shape the way people communicate with one another, receive information and facilitate transactions, a number of events are beginning to occur.

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

The game of "Bingo" moved to New York, and quickly spread up and down the East Coast. By 1934, an estimated 10,000 bingo games were played every week. In 1996, approximately $6 Billion was spent on active bingo in North America alone. There are 64,000 charitable bingo centers in North America with over 60,000 organizations licensed to operate bingo. Bingo is the most accepted form of gaming by the public. There are approxi mately 60 millions people who visit a bingo facility each month and spend an average of $22.00 per visit. Bingo is expected to maintain or possibly increase its market share of total gaming industry receipts consistent with an aging U.S. population, which has more disposable income and time and enjoys playing bingo more than other age groups.

 Management believes that the past success of the Company's interactive bingo programs are evidence that the game is as popular as ever among people around the world. Recent statistics generated by the United States government seem to strongly support this belief. According to a recent survey of American Gambling Attitudes and Behavior conducted by the United States Commission on the Review of a National Policy Toward Gambling, bingo is the fourth leading "entertainment sport" in the United States, generating some 60,000,000 spectators and/or participants each month. This figure represents 7,300,000 more participants/spectators than Major League Baseball attracts and almost 40,000,000 more partici pants/spectators than NFL Football and NBA Basketball attracts.

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

The Company views this situation as a "double-edged sword," however, because the regulatory limitations and complexities discourage new competitors that lack the Company's experience and charity relation ships. However, there can be no assurance that current laws and regulations will not be changed or interpreted in such a way as to require the Company to further restrict its activities or rentals. It is also possible that liberalization of such regulations in certain areas would diminish the Company's competitive advantage. In states that limit the number of charity sessions, the Company recruits a sufficient number of local charities to ensure that the maximum number of sessions are conducted.

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

Item 2 - Properties
-------------------

The Company's principal offices were located in Piedmont, Alabama in facilities purchased by the Company on December 16, 1994, for $6,500,000 (paid in shares of the Company's preferred stock, valued at $5.00 per share). The facility is comprised of 80,000 square feet of usable space under roof, and includes a Bingo hall. The Bingo hall, including the personal property owned by the Company and maintained properties therein, has been leased on a month to month basis by the Company to Piedmont Jaycees, Inc. since August 10, 1995 until terminated January 1, 1998.
The rental for the building and equipment located therein is $75,000 per month or $7,000 per day, whichever is greater, plus all other defined expenses, excluding insurance, ad valorem taxes, assessments, repairs, upkeep, maintenance and similar expenses. However, the Piedmont Jaycees were not able to pay $75,000.00 per month and the rent was reduce to a minium payment of $25,000.00 through the startup period. The Company also has a branch office at 1239 South Glendale Avenue, Glendale, California, and Production Studio and transmission facilities are obtained from third parties at competitive rates. The premises are comprised of approxi mately 3,000 square feet for which the Company pays $1,000 per month.
The lease is scheduled to expire on December 31, 1998; however the Company is confidant that the lease would be renewed on favorable terms.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
---------------------------------------------------------------
Agreements or Labor Contracts, Including Duration
-------------------------------------------------

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

In April of 1995 two of the employees of the company's subsidiaries (SBI Communications, Inc. of Alabama) was named as a defendant in a legal action in Alabama. This action alleges that the defendant's bingo game which was operate by the charity; 1) comprise a illegal lottery, which violates the state constitution; 2) further comprise that the equipment (a computer) was an illegal gaming device. After appeals to Superior and State Supreme court failed, the defendant was incarcer ated and later place on 24 months probation which will end November 14th 1999. This was a misdemeanor and a first offence. The court gave the maximum, due the fact the court did not look at the legalities, but the way the previous owner conducted their business.

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

PART II
-------

Item 5.     Market Price of and Dividends on the Company's Common Equity
-------     ------------------------------------------------------------
            and Related Stockholder Matters
            -------------------------------

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

Market for Common Equity
------------------------

The Company's stock is traded on the NASDAQ OTC Electronic Bulletin Board. The Company currently has 5,570,439 shares of stock outstanding, with 1,450,000 in the public float. There are approximately 3,240 shareholders of record. For the fiscal year ended December 31st, 1998 the Company reported revenues of $0.00 and a net loss of $3,836,348.

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

  No common stock is currently being offered or proposed to be offered which offering could be reasonably expected to have a materially adverse effect on the market price of the Company's common equity; and There are approximately 5,570,439 shares of common stock which will become eligible for sale by December 31, 1998, pursuant to the provisions of Securities and Exchange Commission Rule 144.The Company has not agreed to register securities for resale under the Securities Act of 1934, as amended, for anyone.

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

                            Common Stock
                            ------------
                Date                Low            High
           Fiscal 1997            $ 0.25          $0.375
           -----------


           Fiscal 1998
           -----------
           First Quarter           $0.25          $0.50
           Second Quarter          $0.1875        $0.375
           Third Quarter           $0.125         $0.25
           Fourth Quarter          $0.1875        $0.375

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

Item 6.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations and Plan of Operation.
            ------------------------------------------------

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

Liquidity
---------

  The following table summarizes working capital and total assets:

                          Fiscal Year Ended December 31,

                             1998                1997
                             ----                ----
  Working Capital          $    -0-      $      118,160
  Total Assets             $3,940,000    $    6,984,557


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

                  Amount of Total Revenue


Fiscal Year Ended December 31,           1998     1997
                                         ----     ----
  Revenues:
  Licenses & Royalties                    -0-      -0-
  Bingo Hall Operations                   -0-  $ 411,033
  Kitchen and gift shop revenues          -0-    131,703
  Other Income                            -0-      1,926
                                        ----------------
  Total Revenue                           -0-  $ 544,662
                                        ================

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

  The Company's expenses can be summarized as follows:
  Amount of Total Expenses

  Fiscal Year Ended December 31,                     1998            1997

                                                     ----            ----
  Salaries and related expenses                   130,000          $157,649
  Other general and administrative  expenses       88,069          $358,670
  Depreciation and amortization                       -0-          $346,742
  Interest expenses and finance charges            40,000            82,637

The most significant expense relates to the amortization of trademark, game show and computer program assets the Company has developed. The expense were running $ 265,960 per year. Such assets were fully amortized at the end of 1997. For 1998, the Company also had depreciation on the bingo hall and related equipment, which will approximate $0.00 per year. These expenses do not require the use of cash. The low level of other expenses in 1994 is due to a slow down in the general activity of the Company as it explored alternative revenue generating ideas. With the addition of the bingo hall in late 1994, as well as the pursuit of television production and broadcast possibilities in 1996, such expenses have decreased in 1997. As the Company continues to pursue television production and broadcast possibilities, these expenses will continue to rise as a result of expanded facility space and travel costs. Interest and finance charge expenses decreased in 1998 due to $40,000 in finance charges incurred to obtain short-term financing. These finance charges were paid for through the issuance of preferred stock.

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

Item 7.    Financial Statement and Summary Financial  Data
----------------------------------------------------------

Financial Statements
--------------------

The audited consolidated balance sheet of the Company for its years ended December 31, 1998 and 1997 and the related consolidated statements of operations, stockholder's equity and cash flows are submitted herewith.

Index to Financial Statements
-----------------------------
The audited consolidated balance sheet of the Company for its years ended December 31, 1998 and 1997 and related consolidated statements of income
(loss), stockholder's equity and cash flows therefor, follow. The page numbers for the financial statement categories are as follows:
Page Description
---------------

__ Report of Certified Public Accountants, as to the calendar years ended December 31, 1998 and 1997.
__ Consolidated Balance Sheets - December 31, 1998 and December 31,
   1997.
__ Consolidated Statement of Income (Loss) for the calendar years ended
   December 31, 1998 and December 31, 1997 and from inception until December 31, 1998.
__ Consolidated Statement of Changes in Stockholder's Equity from
   Inception (January 10, 1986) through December 31, 1998.
__ Consolidated Cash Flows for the calendar years ended December 31,
   1998 and December 31, 1997 and from inception until December 31,
   1998.
__ Notes to Consolidated Financial Statement Statements for the calendar years ended December 31, 1998 and December 31, 1997.

To the Board of Directors
SBI Communictions, Inc.:

We have audited the accompaning consolidated balance sheets of SBI Communications, Inc. and subsidiaries (the "Company") as of December
31, 1998, and the related consolidaated statements of opeerations, stockholders' equity and cash flows for yeaar ended December 31, 1998. These finanacial statements are the responsibility of the Company's management. Our responsbility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generalklky accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about wheather the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompaning financial statements have been prepated assuming that the Company will continue as a going concern. As shown in the accompaning financial statements, the Company has a $3.6 millon provision for net realizable value regaarding the cost basis of building and equipment as of January 1, 1998. As more speccifically indicated in Note 1 to the financial statements, the Company's existence is dependent on the successful colsing of this property held for sale and has no established commercial product or marketing channels at this time to generate future revenues. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters aare also described in Notes 1 and 8. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


                                             /s/Jay J Shapiro
                                             JAY J. SHAPIRO, C.P.A.
                                             a professional corporation


Encino, California
March 27, 2000

         SBI COMMUNICATIONS, INC.  AND  SUBSIDIARY
         -----------------------------------------
              CONSOLIDATED FINANCIAL STATEMENTS
              ---------------------------------
                 DECEMBER 31, 1998 AND 1997
                 --------------------------
                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                        DECEMBER 31,
                        ------------

                                                         1998     1997
                                                         ----     ----
                           ASSETS
                           ------
Current assets:
    Cash                                       $     -0-   $     22,228
    Accounts receivable, net of allowance
    for doubtful Accounts of $ -0- at
    December 31, 1998 and 1997                        -             250
    Note receivable from affiliates (Note 2)         -0-          9,617
    Inventories                                      -0-         86,065
                                                 --------       -------
                                                     -0-        118,160

Property and equipment,
    Held for sale (Note 1, 2, 7 and 8)          3,940,000     6,782,223
Other assets:
    Deferred loan costs                              -0-         21,109
    Deposits                                         -0-         63,065
                                                ---------     ---------
                                               $3,940,000    $6,984,557
                                               ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
    Note payable to trust managed by
    a shareholder (Note 5 & 8)              $     150,000    $  150,000
    Mortgage note payable-current
    portion (Note 5 and 8)                      1,050,000       239,701
    Capitalized leases-current portion            131,181        17,491
    Accrued wages due to principal
    shareholder (Note 7)                          420,000       290,000
    Advances due to principal shareholder          12,698          -
    Account payable and accrued expenses(Note 8)   90,000       150,442
                                               ----------     ---------
                                                1,853,879       847,634
                                              ===========     =========
Capitalized leases, long-term portion               -0-          62,216
Other notes payable                                 -0-          52,438
                                              -----------     ---------
Total liabilities                               1,853,879       962,288
                                              ===========     =========
Commitments and contingencies (Note 7)

Stockholders' equity:
    Preferred stock, par value $5.00;
    10,000,000 shares authorized;
    153,000 and 153,000 shares
    issued and outstanding at
    December 31, 1998, respectively (Note 3 & 8)  765,000     8,465,000
    Common stock, par value $.001;
    40,000,000 shares authorized; 5,570,439
    shares issued and outstanding at March
    31, 1999 and 5,345,439 as of December
    31, 1998 (Note 8)                               5,570         5,345
    Paid in capital                             3,567,318     3,467,343
    Accumulated deficit                     (   2,251,767) (  5,915,419)
                                            --------------  ------------
                                                1,321,121     6,022,269
                                            --------------  ------------
                                              $ 3,940,000   $ 6,984,557
                                            ==============  ============

    See accompanying notes to consolidated financial statements

          SBI COMMUNICATIONS, INC. AND SUBSIDIARY
          ---------------------------------------
              CONSOLIDATED STATEMENTS OF LOSS
              -------------------------------
              FOR THE YEARS ENDED DECEMBER 31,
              --------------------------------

                                                     1998           1997
                                                     ----           ----
Revenues:
   Bingo hall rent (Note 8)                  $         -           $196,171
   Kitchen and gift shop revenues                      -             75,892
   Other income                                       -0-               360
                                                   ------          --------
                                                      -0-           272,423
                                                  -------          --------
Provision - net realizable value (Note 8)     ($3,578,279)
Expenses:
    Cost of sales - kitchen and gift shop              -             99,417
    Administrative salaries and related expenses  130,000            79,864
    Facility costs                                    -0-            29,415
    Other general and administrative               88,069           282,151
    Production costs                                   -              2,483
    Depreciation and amortization                     -0-           143,874
    Interest and finance expenses                  40,000            46,104
                                                  -------          --------
                                                 (258,069)          683,308
                                                 --------          --------
Net loss                                      ($3,836,348)       ($ 410,885)
                                               ===========       ===========
Net loss per share (Note 4)                    ($    0.69)       ($    0.08)
                                               ===========       ===========

See accompanying notes to consolidated financial statements

             SBI COMMUNICATIONS, INC. AND SUBSIDIARY
             ---------------------------------------
              CONSOLIDATED STATEMENTS OF CHANGES IN
              -------------------------------------
                     SHAREHOLDERS' EQUITY
                     --------------------
          FOR THE YEARS ENDING DECEMBER 31, 1997 AND 1998
          -----------------------------------------------

          Common Stock      Preferred Stock    Additional
             Number             Number           Paid-in      Accumulated
          of shares  Amount  of shares  Amount   Capital         Deficit
Balance
January
1998         5,345,439  5,345  1,693,000   8,465,000  3,567,343   (5,915,419)

Converion      200,000    200    (40,000)   (200,000)
Acquisition
of Software     25,000     25                               (25)

Cancellation
of Stock
Issued                        (1,500,000) (7,500,000)              7,500,000
(note 3)

Net loss,
for 1998                                                        (  3,836,348)

Balance
December 31,
1998         5,570,439 $5,570   153,000    $765,000  $3,567,318 ( $2,251,767)

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                 ---------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31,
                     -------------------------------

                                                        1998        1997
Cash flows from operating activities:
    Net (loss)                                  ( $3,836,348)    ( $ 693,487)
    Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
       Depreciation and amortization                                 569,552
       Services paid through reduction
       in amounts receivable from affiliates           -              25,000
       Change in accounts receivable, trade          170,000         279,558
       Change in inventorie                            -0-            36,297
       Change in accounts payable
       and accrued expenses                            -0-            84,406
       Cash (used) by operating activities        (   88,069)    (    54,906)
Cash flows from investing activities:
    Purchase of property and equipment            (  748,622)    (    51,603)
    Decrease (increase) in deposits                    -0-       (     5,000)
    Loans to affiliates                           (    7,570)    (     3,600)
    Cash (used) by investing activities           (  756,192)    (    60,203)
Cash flows from financing activities:
    Loans received from (repaid to) affiliates        12,698          10,745
    Repayments of affiliated loans                (      964)    (    50,000)
    Borrowings on new loans and capital leases         -0-           250,000
    Repayments on loans and capital leases        (  239,701)    (     3,898)
    Deferred loan costs paid                            -        (    61,000)
    Proceeds from issuance of common stock              -               -
    Cash flows provided by financing activities      822,033         145,847
Net increase (decrease) in cash                   (   22,228)         30,738
Cash at beginning of year                             22,228          11,589
Cash at end of year                                 $  -0-          $ 42,327
Supplemental information:
    Income taxes paid                               $    -         $    -
    Interest paid                                   $ 24,311       $  50,241
                                                   ==========     ==========
Items not requiring use of cash:
Preferred stock converted                          ($200,000)           -0-
                                                 ============      =========
Issuance of Common stock                            $202,500            -0-
                                                 ============      =========
Preferred stock cancelled                         $7,500,000            -0-
                                                 ============      =========

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

     See accompanying notes to consolidated financial statements

            SBI COMMUNICATIONS, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1998 AND 1997

Note 1 - Summary of significant accounting policies
Property and Equipment
----------------------
Property and equipment were stated at cost. In March 2000, the Company sold all its property and equipment for net cash sales price of $3,940,000 due at closing. The gross sales price of $6,000,000 was reduced by $860,000 in closing costs, $635,000 in fix-up expenses, and the assignment of no value to $565,000 in down payment received in Buyer's non-trading common stock. The Company also canceled the 1,500,000 shares of preferred stock(valued at $7.5 million) issued to former owner of this property due to non-performance relative to reimbursement of Company for payment of $750,000 in delinquent Alabama property taxes.

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

Related Party Transactions
--------------------------
From time to time, the Company's principal shareholder advances money to the Company for operations. All amounts owed to the shareholder ($12,968) are non-interest bearing advances. In addition to advances, the Company accrued salaries payable to the Company's principal shareholder totaling $130,000 for the years ended December 1998, respectively. All amounts owed to the shareholder are payable on demand.
In October, 1995, the Company borrowed $250,000 from a trust managed by a shareholder, in the form of a mortgage note. The note was payable in full on October 15, 1996, with interest payable quarterly at prime plus 3%, secured by a second mortgage on The Piedmont Property. Fifty thousand dollars of this note was repaid in 1996 when due, and an additional $50,000 was repaid during 1997. The note has been extended on a quarter to quarter basis, with $150,000 remaining outstanding at December 31, 1998.

      -

                SBI COMMUNICATIONS. INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2

Piedmont Admission Taxes
-----------------------
On April 28, 1995 the State of Alabama placed a tax lien on the previous owner of the Piedmont Property, Cranberry-Magnetite/Broadway Gas Corporation(the "Seller") for admission taxes, in the amount of $750,000 plus 12% interest. The Company received a warranty deed from Cranberry Magnetite. After a legal action by Cranberry Magnetite with the State of Alabama failed in 1998 the Company paid this tax liability on behalf of Cranberry Magnetite/Broadway Gas Corporation. The Company attempted to recover these funds.

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

NOTE 4

Net Loss Per Share
------------------
The Company's net loss per share was calculated using 5,570,439 weighted average shares outstanding for 1998, respectively.
Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

NOTE 5

Mortgage Note Payable
---------------------
The Company agreed to issue 5,000 shares of preferred stock to the lender to cover $20,000 in loan closing costs for a $250,000 mortgage loan due October 1, 1998.

              SBI COMMUNICATIONS. INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 (Cont'd)

Mortgage Note Payable (cont'd)
------------------------------
The Company borrowed $1,050,000 to pay the State of Alabama, on behalf of Cranberry-Magnetite, the previous owner tax liability of $748,422 and to pay old mortgage loan with a balance of $239,701 plus accrued interest.

NOTE 6

Income Taxes
-----------
Deferred income tax assets and liabilities are summarized as follows at December 31,1998:

Deferred tax assets attributable to
operating loss carry forwards              $3,500,000
Valuation allowance due to uncertainty
surrounding realization of operating
loss carry forwards                      ($ 3,500,000)
                                         --------------
Total deferred taxes                    $           0
                                        ---------------
                                        ---------------

The Company has available at December 31, 1998, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:

   Amount of Unused                     Expiration During
    Operating Loss                         Year Ended
    Carry Forwards                         December 31
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
   -------------
    $ 9,925,000

              SBI COMMUNICATIONS. INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7

Commitments. Risks and Contingencies
------------------------------------
The Company has developed bingo productions to be broadcast via satellite in English and Spanish to the television market and the Internet, into homes of viewers throughout the World. Should local, state, or federal laws change regarding bingo sweepstakes, such changes could have a material impact on the ability of the Company to generate future revenues.
The Company is the owner of record on the Piedmont Property and is therefore, responsible for all amounts attributable or assessed by state tax authorities. Management believes that $100,000 paid at closing will satisfy all obligations.

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

NOTE 8

Subsequent Events
a) The Company sold its building in Alabama in March 2000. The net sales price is $6,000,000 with a 20% cash down payment and real estate contract for $4.8 million at 9.00% interest payable monthly with balloon payment of $4,695,000 in five years. The note will be acquired at closing for $4.1 million in cash. The financial statements reflect at $3.9 million provision for net realizable value of the Piedmont Property as of 12/31/98 and no depreciation has been recognized.

              SBI COMMUNICATIONS. INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                  December 31, 1998      December 31, 1997
Statement of Operations Data
Gross Revenues                      $       -0-                   544,662
Income from Operations(Loss)        ($   3,836,348)             ( 693,879)
Net Income (Loss) per share *           (    .69)                (    .13)

Balance Sheet Data
------------------
Assets
------
Current Assets                       $       -0-                 118,160
Property & equipment, less
   accumulated depreciation          $  3,940,000               6,782,223
Other Assets                         $       -0-                   84,174
                                     --------------           ------------
Total Assets                         $  3,940,000               6,984,557
                                    ===============           ============
Liabilities
-----------
Current Liabilities                  $  1,853,879                 847,634
Long Term Liabilities                $       -0-                   Nil
Total Liabilities                    $  1,853,879                 962,288
Total Stockholders' Equity           $  2,086,121               6,022,269
                                       -----------             -----------
Total Liabilities and Equity           $3,940,000            $  6,984,557
                                      ============           =============

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

Name             Age            Position                   Since
----             ---            --------                   -----
Ronald Foster     57    President/Chairman of the Board     1986
William Beggs     55    Director                            1998
Karien Anderson   48    Secretary/Treasurer/Director        1997
Claude Pichard    44    Director                            1986
Mel Ray           59    Director                            1997

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

Karien Anderson
---------------

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

William Beggs
-------------

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

             1997 Summary Compensation Table
             -------------------------------

Name           Annual Compensation               Long Term Compensation
and                           Awards             Awards    LTIP    All
Principal                     Restricted         Restricted  Pay-Other
Position     Salary   Bonus   Other  Stock    Options   outs    Compensation
--------     ------   -----   -----  -----    -------   ----    ------------
Ronald Foster    **     (5)      *       *         *        *          *
Claude Pichard   +       *       *       *         *        *          *
Mel Ray (2)      *       *       *       *         *        *          *
Karien Anderson (1)     (6)      *       *         *        *          *
Thomas Barrett  (4)     (8)      *       *         *        *          *
_____________________________________________________________________________

            1998 Summary Compensation Table
            -------------------------------

Name          Annual Compensation                Long Term Compensation
and                          Awards              Awards    LTIP    All
Principal                    Restricted          Restricted  Pay- Other
Position    Salary   Bonus   Other   Stock    Options   outs    Compensation
--------    ------   -----   -----   -----    -------   ----    ------------
Ronald Foster ** 5    Y       *      Y         *        *           *
Claude Pichard +(2)   *       *      *         *        *           *
Mel Ray (2)    *      *       *      *         *        *           *
Karien Anderson(1) 6  *       *      *         *        *           *

_____________________________________________________________________________
*  None.

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

Employment Agreements
---------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners &
-----------------------------------------------------------
Management
----------

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

Name and Address of        Amount of    Nature of       Percent of
Beneficial Owner*          Shares     Ownership         Class
-----------------           ------     ---------         -----
Ronald Foster              1,632,089   Record &           32%        Common
103 Firetower Road                     Beneficial Owner
Leesburg, Georgia, 31763

Larry Cahill               1,000,000   Record &           19%        Common
3330 Southgate Court                   Beneficial Owner
Cedar Rapids, Iowa 52404

Michael Graham              500,000    Record &          10%        Common
1804 Cherry Lane                       Beneficial Owner
Bluefield, West Virginia 24701

_____
*  Includes all stock held either personally or by affiliates.

(b)     Security Ownership of Management
---     --------------------------------

   The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Company, its parent or subsidiaries, ,owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.

Title of     Name of             Amount         Nature of Percent of
Class        Beneficial Owner     Shares         Ownership Class
-----        ----------------     ------         ---------------
Common  Ronald Foster            1,632,089         **     32.00%
Common  Karien Anderson          0                ***      0.00%
Common  Claude Pichard           10,000            **     00.07%
Common  Betty Rodgers            5,000            ***     00.035%
Common  Williams Beggs           0                ***      0.00%
Common  All officers and directors
        as a group (5 people)    1,647,089         **     33.05%

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

                           PART IV
                           -------

Item 13.     Index to Exhibits
------------------------------
             Description of Exhibits
             -----------------------
Page or
Exhibit    Source of
Number     Incorporation     Description
----------------------------------------
Ex-27
---

                      Additional Information
                      ----------------------

                          Headquarters
                          ------------
                     SBI Communications, Inc.
     1239 South Glendale Avenue, Glendale, California 91205

                         Subsidiaries
                         ------------
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

                             Auditors
                             --------
                           Jay J. Shapiro
            Jay J. Shapiro, CPA A Professional Corporation
    16501 Ventura Boulevard - Suite 650 - Encino, California 91436

                           Transfer Agent
                           --------------
                      Corporate Stock Transfer
       3200 Cherry Creek Drive-Suite 430; Denver, Colorado  80209

Exhibits to this Form 10-KSB will be provided, subject to payment of actual copy costs, to shareholders of the Company upon written request addressed to Karien Anderson, Secretary, SBI Communications, Inc., at the Company's headquarters listed above.

                            Signatures
                            ----------

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, as amended, the Company has duly caused this First Amended Registration Statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                             SBI Communications, Inc.

Dated: July 10, 2000

                            /s/Ronald Foster/s/
                            Ronald Foster
                            Chairman, President & Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf or the Company and in the capacities and on the dates indicated.
[CAPTION]

Signature                    Title                          Date
---------                    -----                          ----
/s/ Ronald Foster        Chairman, President
-----------------
Ronald Foster            & Chief Financial Officer      April 28, 2000

/s/ Karien Anderson      Director, Secretary, Treasurer April 28, 2000
-------------------
Karien Anderson

/s/ Claude Pichard       Director, Vice President       April 28, 2000
------------------
Claude Pichard

/s/William Beggs         Director                       April 28, 2000
----------------
William Beggs

