Form 10QSB
period 2000-06-30
SBI COMMUNICATIONS INC
filed 2000-07-31
CIK 1013453

                 Securities and Exchange Commission
                      Washington, D.C., 20549

                            FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal quarter ended June 30, 2000

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

As of June 30, 2000 the Registrant had 6,070,439 shares of its $0.001 par value Common Stock Outstanding.

===============================================================================
                                July 31, 2000
===============================================================================

Table Of Contents
                       SBI COMMUNICATIONS, INC.
                       ------------------------
                             FORM 10-QSB
                             -----------
                                INDEX
                                -----
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1999 and
                        and June 30, 2000

                      Consolidated Statements of Operations     4
                        for the three and six months ended
                        June 30, 1999 and 2000

                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the six
                        months ended June 30, 2000

                      Consolidated Statements of Cash Flows     5
                        for the six months ended June 30,
                        1999 and 2000

                      Notes to Consolidated Financial State-    6
                        ments

  Item 2.             Management's Discussion and Analysis      7
                        of Financial Condition and Results
                        of Operations Condition

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        9

  Item 2.             Changes in Securities                    10

  Item 3.             Defaults Upon Senior Securities          10

  Item 4.             Submission of Matters to a Vote          10
                        of Security  Holders

  Item 5.             Other Information                        10

  Item 6.             Exhibits and Reports on Form 8-K         10

                      Signatures                               11


PART I. FINANCIAL INFORMATION
-----------------------------

                   INDEPENDENT ACCOUNTANTS' REPORT
                   -------------------------------

We have reviewed the accompanying consolidated balance sheet, statement of operations, and cash flows of SBI Communications, Inc., and subsidiaries as of June 30, 2000, and for the three-months and six-months period then ended. These financial statements are the responsibility of the company's management.

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

/s/ Jay J. Shapiro, CPA P.C.

JAY J. SHAPIRO, C.P.A.
a professional corporation


July 31, 2000
Encino, California

Financial Statements
--------------------

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                 ---------------------------------------
                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------

                                                   (Unaudited)     (Audited)
                                                    June 30,        Dec. 31,
                                                       2000             1999
                                                       ----             ----
                                ASSETS
                                ------
Current assets:
    Cash                                        $       164      $      -0-

                                                    --------        --------
                                                        164             -0-
Property and equipment, at real
sale value:                                     $ 3,940,000      $ 3,940,000
 Other assets:
    Fixed Assets:                                     8,000             -0-
                                                ------------     ------------
                                                $ 3,948,164      $ 3,940,000

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
    Note payable                                  $ 150,000            -0-
    Note payable to trust managed by a
    shareholder                                   $ 150,000     $   150,000
    Mortgage note payable                         1,050,000       1,050,000
    Equipment note payable current portion          131,181         131,181
    Accrued wages due to principal
     shareholder (Note 2)                           550,000         550,000
    Advances due to principal shareholder            20,000          12,698
    Accrued interest payable                        264,000         199,000
    Accounts Payable                                 50,000          58,000
                                                  ----------      ----------
Total liabilities                                $2,365,181      $2,150,879
                                                 -----------     -----------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000
     shares authorized;
    153,000 and 153,000 shares issued and
     outstanding at June 30, 2000 and
     December 31, 1999, respectively               $765,000        $765,000
    Common stock, par value $.001; 40,000,000
     shares authorized; 6,070,439 shares issued and
     outstanding at June 30, 2000 and 5,570,439
     as of December 31, 1999                          6,070           5,570
    Paid in capital                               3,659,318       3,559,318
    Accumulated deficit                       (   2,847,405)    ( 2,540,767)
                                               -------------    ------------
                                                  1,582,983       1,789,121
                                               -------------    ------------
                                                $ 3,948,164     $ 3,940,000
                     ------------

         See accompanying notes to consolidated financial statements.

               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
               ---------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS
                -------------------------------------
             FOR THE THREE MONTHS AND SIX ENDED JUNE 30,
             -------------------------------------------
                            (UNAUDITED)
                            -----------
                    Six Months Ended June 30,  Three Months Ended June 30,
                  ---------------------------  --------------------------

                               2000       1999         2000           1999
                               ----       ----         ----           ----
Revenues:
  Revenues                  $     -0-        $ -0-    $  -0-        $  -0-

Expenses:

    General
    and administrative           241,638      65,000     126,218       32,500

   Interest and
   finance expenses               65,000      80,000      35,000       50,000
                              ----------    --------    ---------    --------
                                 306,638     145,000     161,218       82,500
                              ----------    --------    ---------    --------
Net loss                      ($ 306,638) ($ 145,000)   (161,218)   ($ 82,500)
                              ===========  ==========   =========   ==========

Net loss per share              $  (0.05)    $ (0.03)    $ (0.03)     $ (0.01)
                              ===========  ==========   =========    =========


                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                   ---------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               ----------------------------------------------

Balance December 31, 1999                     Additional
      Common                 Preferred          Paid-in        Accumulated
 Shares       Amount     Shares    Amount      Capital         Deficit
 ------       ------     ------    ------      -------         -------
5,570,439     $5,570    153,000   $765,000    $3,559,318     ($2,540,767)

Net loss for 6 months ended June 30, 2000:                     (206,638)
Shares Issued for services:
  500,000     $  500                         $   100,000       $(100,000)
---------    --------   --------  ---------   -----------    -------------

6,070,439    $ 6,070     153,000   $765,000   $3,659,318     ($2,847,405)


        See accompanying notes to consolidated financial statements.

                SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                ---------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------
                  FOR THE SIX MONTHS ENDED JUNE 30,
                  ---------------------------------
                             (UNAUDITED)
                             -----------

                                                       2000         1999
                                                      ------       ------
Cash flows from operating activities:
    Net (loss)                                  ($   306,638)    ($145,000)
    Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Stock issued for services:                      $100,000         -0-
    Change in accounts payable and
    accrued expenses:                                 64,802      145,000
                                                    ---------  -----------
    Cash (used) by operating activities:           ($141,836)     $ -0-

Cash flows from investing activities:
    Proceeds from repayment of notes
    receivable from affiliate:                          -0-          -0-
    Purchase of fixed assets:                         (8,000)        -0-
                                                    ---------     ---------
                                                      (8,000)        -0-
Cash flows from financing activities:
    Loans from shareholders/affiliates:              150,000         -0-
                                                   ----------     ---------
    Cash flows provided by financing activities:   $ 150,000         -0-


Net increase (decrease) in cash                     $    164         -0-
Cash at beginning of period:                            -0-          -0-
                                                  -----------     ---------
Cash at end of period:                           $       164    $    -0-
                                                 ============   ===========
Supplemental information:
    Income taxes paid:                           $      -0-     $     -
    Interest paid                                $      -0-     $  24,311
                                                 ============   ===========


Items not requiring use of cash:
    Issuance of common stock:                        500,000         -0-
                                                =============  ===========

       See accompanying notes to consolidated financial statements.

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                 ---------------------------------------
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------------
               JUNE 30, 2000 AND DECEMBER 31, 1999
               -----------------------------------

Note 1 - Selected disclosures

    The accompanying unaudited consolidated financial statements, which are for interim periods, do not included all disclosures provided in the annual consolidated audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the footnotes thereto contained in the Form 10-KSB for the year ended December 31, 1999 of SBI Communications, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The June 30, 2000 balance sheet was derived from the unaudited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the three and six months ended
June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. There were no activity in the second quarter.

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

Note 2 - Related party transactions

    The Company accrued salaries payable to the Company's principal shareholder totaling $65,000 for the six months ended June 30, 1999 and no accrued salaries for 2000, respectively. All amounts owed to the shareholder are payable on demand.

Note 3 - Net loss per share

    The Company's net loss per share was calculated using 6,070,439 weighted average shares outstanding for ended June 30, 2000 and 5,570,439 for June 30, 1999. Although convertible preferred stock is a common stock equivalent, with a conversion rate of each specific series of preferred share to common, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

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

       Management of it's wholly owned subsidiary (SBI Communications, Inc. of Alabama) has a signed purchase agreement with The Brindlee Mountain
Castle Corporation of Arab, Alabama to purchase the Piedmont property for $6,000,000.00. The sale of this property is pending at June 30, 2000 with net proceeds of $3,940,000.

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

RESULTS OF OPERATION
SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

       The Company generated revenues of $-0- during its first fiscal quarter ended June 30, 2000, as compared to $-0- in the comparable period of the prior fiscal year. The no revenue for this period due to building the company's
Web Site. The Company expects to generate revenue upon the successful operation of the Company's Web site and broadcasting of it's interactive programming.

       General and administrative costs of the Company's totaled $126,218 during the second quarter of 2000 versus $32,500 in the comparable 1999 quarter, which represents a 393% increase. Most of the current period's costs were comprised of the development of the company's web site, which are not fixed expenses. The company's web site is located at www.frontierpalace.com. The balance is primarily comprised of legal, wages and management fee costs. The end of the first Quarter of 1999 was the last bingo operation of the Piedmont facility for the company. The six months ended June 30, 2000 reflects $176,638 increase over the 1999 period due to website development cost.

Interest and financing cost totaled $35,000 during the second quatrer of 2000 as compared to $50,000 in the comparable 1999 period,and for the six months ended June 30, 2000, such costs were $65,000 versus $80,000 for 1999.

       The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carry forwards. The Company's tax loss carryforward balance at the end of fiscal 1999 was in excess of $9 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

       Net loss for the first six months of 2000 was $306,638 which equated to loss per share of ($.05) Net loss for the comparable quarter of 1999 was $145,000 which equated to loss per share of ($0.03). Virtually all 2000 loss was due to the development of the Company's web site including the second quarter loss of ($0.03) per share vs ($0.01) per share in the comparable 1999 quarter. As such, management will continue to seek expansion opportunities that offer incremental operating revenues which, in turn, favorably leverage the Company's net income performance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
       At June 30, 2000, the Company had cash and cash equivalents of $ $164 a decrease of $71,000 from the end of March 31, 2000. The decrease was due to expenditures relative to website development.

       The Company expects its cash position to increase when the Company's Internet website is operational. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

The Company has working capital deficit of $2.2 million at June 30, 2000. The Company believes that its current capital resources, together with expected positive operational cash flows and additional advances by major stockhokder, will support operational requirements for the next year.

PART II--OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS

       NONE

ITEM 2. CHANGES IN SECURITIES

In February the Company issued 200,000 shares of common stock for consideration of $40,000.00 for a loan to the Company. In January the Company issued 100,000 shares of common stock to a individual for cash of $5,000 and services of $7,500. In June 2000, the Company issued for 200,000 shares consulting servicrs rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5. OTHER INFORMATION

CHANGE IN MANAGEMENT.
-----------------------
        NONE

IMPACT OF THE YEAR 2000
-----------------------
The year 2000 risk is the result of computers being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and government agencies may need to be upgraded to comply with year 2000 requirements or risk systems or miscalculations causing disruptions of normal business activities.

STATE OF READINESS
------------------
Based on as internal assessment, SBI did not incur any problem with its software programs, both those development internally and purchased from material outside vendors.

SBI will continue to require its vendors of material hardware and software to provide assurances of their year 2000 compliance.

RISKS
-----
SBI is not currently aware of any significant year 2000 compliance problems relating to the broadcast, Internet or other software systems that would have a material and adverse effect on business, results of operations and financial condition.

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings
                    27         Financial data schedule
         (B)      REPORTS ON FORM 8-K: April 5,7,& 26 2000 May 3,19,& 22 2000

                                 SIGNATURES
                                 ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SBI Communications, Inc.

Date: July 31, 2000               By: /s/Ronald Foster
                                  -------------------------------------
                                  Ronald Foster Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)