Form 10KSB40/A
period 1997-12-31
SBI COMMUNICATIONS INC
filed 2000-08-23
CIK 1013453

                   Securities and Exchange Commission
                       Washington, D.C., 20549

                            FORM 10-KSB/40/A
Annual Report Pursuant To Sections 13 Or 15 (D) Of The Securities Exchange
Act Of 1934
            For the Fiscal Year Ended December 31, 1997
Filed Pursuant To Sections 13 Or 15(D) Of The Securities Exchange Act of 1934
  Securities and Exchange Commission File Number      O-28416
===============================================================================
                      SBI Communications, Inc.
          (Name of small business issuer specified in its charter)
===============================================================================

         Delaware                                 58-1700840
(State or other jurisdiction of                  (IRS Employer
incorpoation or organization)                Identification Number)
 incorporation or organization)

          1239 South Glendale Avenue, Glendale, California  91205
            (Addrsss of Principal executive offices)      (Zip code)
                              (818) 550-6181
                       (Issuer's telephone number)

===============================================================================
Securities registered pursuant to Section 12(b) of the Act:  None
Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, Par value $0.001 - Preferred Stock, Par Value $5.00
                        (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or  for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirement for the past 90 days.     YES X  NO__
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporation by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB.          YES X   NO __
Registrant's revenues for its most current fiscal year:        $544,662.00
Aggregate market value of the voting stock held by
non-affiliates as of April 30, 1998:                         $1,336,360.00
Number of common shares outstanding as of latest
practical date at $.001 par value:                               5,345,430
Documents Incorporated By Reference:  None
Location of Exhibit Index:       The index of exhibits is contained in part
IV herein on page number 49.
Transitional Small Business Disclosure Format:     Yes ____      No_X__
===============================================================================
                            Dated April 30, 1998
_______________________________________________________________________________

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
----------

Part I
------
     Item I.   Description of Business
     ---------------------------------
General
-------
SBI Communications, Inc., a publicly held Delaware corporation (the
"Company"), was originally organized in the State of Utah on September
23, 1983, under the corporate name Alpine Survival Products, Inc.  Its name was changed to Justin Land and Development, Inc., during October of 1984, and to Supermin, Inc., on November 20, 1985.

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

The Company has two subsidiaries, SBI Communications, Inc., a Nevada corporation; and SBI Communications, Inc., a Alabama corporation. Unless the context requires otherwise, the term "Company" includes SBI
Communications, Inc., a publicly held Delaware corporation, and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by SBI Communications, Inc., a publicly held Delaware corporation.

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

Business Overview
-----------------

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

California
----------

The Company has a bingo program operating over the PandaAmerica
Shopping Network.

Expansion Plans
---------------

The Company continuously reviews industry developments and regulations for potential expansion opportunities. It plans to acquire or develop bingo centers in markets that meet the Company's financial, legal, operational and demographic selection criteria. The Company will continue to target those states that have enacted legislation enabling charities to raise money through bingo and gaming events. Such states recognize that most charities lack the investment capital and/or business acumen to independently establish such centers. These states have provided a regulatory structure that allows commercial lessors such as the Company to act as landlord and source provider to the charities. The Company operates within this regula tory structure and essentially provides the charities with the expertise needed to open and operate a profitable bingo entertainment center. As a public company, the Company benefits from operating in highly regulated markets which levels the competitive playing field.

It is imperative that the Company continue to grow its operational revenues.  The Company has made a significant investment in assembling its management team and operational infrastructure.  This investment cost is now relatively fixed, however, and the Company has the potential to significantly leverage its  profitability through incremental revenue in creases.  The Company will therefore continue to employ an aggressive yet methodical growth strategy.  It intends to make strategic expansions in markets with: i) accommodating regulations; ii) amenable charities; iii)
favorable demographics (areas with concentrations of middle-lower income earners and/or elderly population); and iv) significant driving distance to competing gaming establishments.  Once the Company has made an expansion decision, the success of the venture is determined by: i) site selection; ii) a continued favorable legal environment; iii) successful operations management; and iv) customer acceptance and patronization.

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

The Company expects to continue its expansion activities in those markets that allow charity gaming activities. Some states currently allow video gaming in charity centers, while other states are considering the legaliza tion of charity video gaming. Assuming continued government and charity funding shortages and demonstrated customer interest, the Company believes that the number and types of games that charities can offer in conjunction with bingo will continue to increase. Management believes that video gaming such as bingo, blackjack, keno and poker, as well as video pull-tab machines, has tremendous appeal to both existing bingo clientele and potential new customers, and would substantially increase charity fund-raising and expand the overall market for charity gaming. The
Company will remain actively involved in the legislative process of bring ing charity gaming to states where the Company operates.

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

A.Globalot Bingo
----------------

Introduction
------------

Globalot Bingo and Satellite Bingo are proprietary interactive Bingo games which were broadcast by the Company in the past via satellite to participat ing cable and television stations. The Company plans to resume expanded broadcasts in the near future, when it repairs required telephone switching equipment.

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

In order to encourage participation and to develop a broad playing audi ence, Globalot Bingo developed a special Million Dollar Globalot game, designed to air each Saturday evening at 11:00 p.m. (eastern time). A broadcast took place on June 15, 1996; however, subsequent broadcasts have been delayed by a problem with the Company's telephone switching equipment, which should be resolved in the near future.

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


Internet
--------

The Company websites are located at http://www.sbicommunications.com, http://www.globalot.com, http://www.frontierpalace.com, http://www.bingonut.com and http://www.bingo2k.com. Shopping, travel, bingo games and other items will be available for the consumer mid-1998.
A-bingo club membership will be required, and membership fee will be $19.95 per month. To gain access to the site and take advantage of services and games available you must be a member. All bingo game are free and anyone may acquire free game cards by sending the Company a request and a SASE. Bingo games will be player 24 hours 7 days a week. Members may play all games available. Upon winning, the player will be sent an e-mail disclosing the game number, amount of winnings and be featured in the winners circle.

Competition
-----------

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


Employees
---------

As of  December 31, 1997, the Company  had 3 permanent employees.
The Company also retains the services of property managers who oversee the hall maintance & grounds in Alabama. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

       Premises

Frontier Palace
376 Highway 278 Bypass - Piedmont, Alabama  36272
Company-owned

Government Regulation
---------------------
Approximately 45 states and the District of Columbia have enacted laws permitting and controlling the operation of bingo centers.  A small but growing number of these states also allow video gaming in charity sponsored centers.  The Company complies within this regulated structure as both landlord and consultant/service provider to the charities.  In most states the Company is required to obtain and maintain permits and/or licenses from state and local regulatory agencies.  State regulations often limit the dollar amount that the Company can charge a charity for rent per bingo session.  Some states also limit the number of weekly sessions that may be conducted in a given bingo center, as well as the prize money that a charity may pay out per session.

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

Item 2 - Properties
-------------------

The Company's principal offices were located in Piedmont, Alabama in facilities purchased by the Company on December 16, 1994, for $6,500,000
(paid in shares of the Company's preferred stock, valued at $5.00 per share). The facility is comprised of 80,000 square feet of usable space under roof, and includes a Bingo hall. The Bingo hall, including the personal property owned by the Company and maintained properties therein, has been leased on a month to month basis by the Company to Piedmont Jaycees, Inc. since August 10, 1995. The rental for the building and equipment located therein is $75,000 per month or $7,000 per day, whichever is greater, plus all other defined expenses, excluding insurance, ad valorem taxes, assessments, repairs, upkeep, maintenance and similar expenses. However, the Piedmont Jaycees were not able to pay $75,000.00 per month and the rent was reduce to a minium payment of $25,000.00 through the startup period. .
The Company also has a branch office at 1239 South Glendale Avenue, Glendale, California, and Production Studio and transmission facilities are obtained from third parties at competitive rates. The premises are comprised of approximately 3,000 square feet for which the Company pays
$1,000 per month.  The lease is scheduled to expire on December 31, 1998;
however the Company is confidant that the lease would be renewed on favorable terms.

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

PART II
-------
Item 5.     Market Price of and Dividends on the Company's Common
-----------------------------------------------------------------
            Equity and Related Stockholder Matters
            --------------------------------------
Preferred Stock
---------------

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

Market for Common Equity
------------------------

The Company's stock is traded on the NASDAQ OTC Electronic Bulletin
Board. The Company currently has 5,345,439 shares of stock outstanding, with 1,450,000 in the public float. There are approximately 3,368 shareholders of record. For the fiscal year ended December 31st, 1997 the Company reported revenues of $544,662.00 and a net loss of ($3,609,312.).

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

                            Common Stock

     Date               Low            High
     ----               ---            ----
  Fiscal 1996        $ 0.62            $1.37

  Fiscal 1997

  First Quarter       $0.25            $0.50
  Second Quarter      $0.1875          $0.375
  Third Quarter       $0.125           $0.25
  Fourth Quarter      $0.1875          $0.375
                              -------

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

Corporate Stock Transfer, 3200 Cherry Creek Drive, Suite 430, Denver Colorado 80209, acts as transfer agent and registrar for the Company's common and preferred stock.

Item 6.     Management's Discussion and Analysis of Financial
-------------------------------------------------------------
            Condition and Results of Operations and Plan of Operation.
            ----------------------------------------------------------
Introduction
------------
The Company is currently in the development stage of its business cycle. Since its inception, the Company has actively pursued licensing agreements designed to generate royalty income in exchange for providing software and methods involving bingo game production. In the past, the Company has entered into various agreements covering territories in Brazil, Greece, Hong King, and Indian reservations, military bases, and charity bingo parlors in the United States. Prior emphasis on these type of licensing agreements has proven to be ineffective. No licensee currently has bingo operations generating significant fees or royalties for the Company. The majority of its operating income thru 12/31/97 was provided by rental income generated from the lease of its bingo facility to non-profit charities in a facility owned by the Company. The majority of future revenues, however, are not anticipated to occur in either of these areas. The Company hopes to generate significant future revenues from telecommunications services involved in interactive bingo and television buying shows by purchasing large blocks of long distance telephone time and reselling such time to television audience users at a profit. Management of the Company has made this area of business their first priority, and most of the other plans for the future are based on the success of the telecommunications area. Management would like to broadcast the bingo show to as many viewers as possible, and although there are no current foreign agreements, management's plans are not limited to the U.S. Management intends to pursue contracts with foreign countries and begin its bingo programs on the Internet. Overall, management hopes to be able to generate net revenues of $10 million annually from this area of business. The Company also has plans to expand operations through the acquisition of television production facilities and rights to a television buying show. This would allow the Company to produce their bingo show in their own studio and broadcast it over their own network. It will also give management freedom to use their experience in programming and production to produce other forms of interactive entertainment, such as the ideas of Public Domain Broadcasting and The Life and Leisure Network mentioned elsewhere in this offering document.

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

In reaction to the above political/legal trends, management entered into a sales agreement for its Piedomt property.

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


Liquidity
---------

  The following table summarizes working capital and total assets:

  Fiscal Year Ended December 31,
                                     1997                    1996
                                     ----                    -----

  Working Capital               $ 3,170,000           ($   290,023)
   Total Assets                 $ 4,069,124            $ 7,441,024

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

At December 31, 1996, the Company had current liabilities in excess of current assets, principally due to administrative expenses incurred during the development stage that have been funded by the majority stockholder in the form of advances due on demand. The Company has had some success in issuing stock for services, and accordingly has kept the working capital deficit to a minimum during these years.

The changes in total assets are attributable to the Company's purchase of a building (bingo hall) in 1994 through the issuance of preferred stock. As a result, income from bingo hall operations has boosted working capital in the calendar year ended December 31, 1997 in recogntion of the pending sale of the Piedmont property. In the years prior to 1996, the Company was primarily involved in securing licensing agreements for rights to software and methods of operating bingo games it had developed.

As the Company continues to operate in the development stage, no significant cash flow is being generated from operating activities. 1997 was a relatively dormant year. Shareholders were repaid was repaid $90,000 in the year ended 1997. To fund these cash flow needs, the Company was able to obtain $145,000 in proceeds from a loan to an affiliate, combined, this resulted in a net decrease in cash for the year of $20,009.

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

                               Amount of Total Revenue
                             Fiscal Year Ended December 31,

                                                 1997           1996
                                                 ----           ----
  Revenues:
  Licenses & Royalties                           -0-             -0-
  Bingo Hall Operations                   $   411,033        $352,000
  Kitchen and gift shop revenues              131,703          67,019
  Other Income                                  1,926           2,109
  Total Revenue                             $ 544,662        $421,128

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


  The Company's expenses can be summarized as follows:

                     Amount of Total Expenses

Fiscal Year Ended December 31,
                                                  1997            1996
                                                  ----            ----
  Salaries and related expenses               $  157,649      $ 170,822
  Other general and administrative expenses   $  358,670      $ 488,545
  Depreciation and amortization               $  346,742      $ 544,752
  Interest expenses and finance charges       $   82,637      $  76,202

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

Index to Financial Statements
-----------------------------

The audited consolidated balance sheet of the Company for its years ended December 31, 1997 and 1996 and related consolidated statements of income (loss), stockholder's equity and cash flows therefor, follow. The page numbers for the financial statement categories are as follows:
Page Description
__ Report of Certified Public Accountants, as to the calendar years ended December 31, 1997 and 1996.
__   Consolidated Balance Sheets - December 31, 1997 and December
     31, 1996.
__ Consolidated Statement of Income (Loss) for the calendar years ended December 31, 1997 and December 31, 1996 and from inception until December 31, 1997.
__ Consolidated Statement of Changes in Stockholder's Equity from Inception (January 10, 1986) through December 31, 1997.
__ Consolidated Cash Flows for the calendar years ended December 31, 1996 and December 31, 1997 and from inception until December 31, 1997.
__ Notes to Consolidated Financial Statement Statements for the calendar years ended December 31, 1997 and December 31, 1996.

To the Board of Directors
SBI Communications, Inc.:

We have audited the accompanying consolidated balance sheet of SBI Communications, Inc. and subsidiaries (the "Company") as of December
31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for year ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about weather the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have assumed that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a $2.8 million provision for net realizable value regarding the cost basis of building and equipment as of January 1, 1998. As more specifically indicated in Note 1 to the financial statements, the Company's existence is dependent on the successful closing of this property held for sale and has no established commercial product or marketing channels at this time to generate future revenues. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Notes 1 and 8. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


                                             /s/ Jay J. Shapiro
                                             JAY J. SHAPIRO, C.P.A.
                                             a professional corporation


Encino, California
July 1, 2000

          REPORT OF INDEPENDENT CERFIFIED PULBIC ACCOUNTANTS
          --------------------------------------------------
To the Board of Directors and Stockholders of SBI Communications, Inc.

We have audited the accompanying consolidated balance sheet of SBI Communications, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of loss, changes in stockholders' equity and of cash flows for the year then ended. These consolidated financial statements are the responsiblity of the Company's management. Our responsibility is to express as opinion on these consolidated financial statements based on our audit.

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

/s/ Daniel, Ratliff & Company
-----------------------------
Daniel, Ratliff & Company
March 24, 1997
Charlotte, North Carolina

             SBI COMMUNICATIONS, INC.  AND  SUBSIDIARY
             -----------------------------------------
                 CONSOLIDATED FINANCIAL STATEMENTS
                 ---------------------------------
                    DECEMBER 31, 1997 AND 1996
                    --------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           DECEMBER 31,
                           ------------
                                                   1997            1996
                                                  -----           -----
                              ASSETS
                              ------

Current assets:
---------------
    Cash                                     $     22,228     $     42,327
    Accounts receivable, net of allowance
    for doubtful accounts of $-0- at
    December 31, 1997 and 1996  (Note 8)              250          120,306
    Accounts and notes receivable from
    affiliates (Note 2)                             9,617            3,600
    Inventories                                    40,000           24,391
                                                 --------          -------
                                                   72,095          190,624
    Property and equipment, net of accumulated
    depreciation and reserve for net realizable value
    (Note 3 and note 8)                         3,945,920        7,026,112

Other assets:
-------------
    Accounts receivable - long-term, doubtful
    accounts of at December 31, 1996                     -         100,000
    Organization costs, trademarks, shows, computer
    programs and game inventory, net (Note 4)            -             -
    Deferred loan costs                             21,109          56,200
    Deposits                                        30,000          68,088
                                                  --------          ------
                                                $4,069,124      $7,441,024
                                                ==========      ==========

       See accompanying notes to consolidated financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
--------------------
   Note payable to trust managed by a
    shareholder (Note 2)                      $   150,000      $   200,000
    Mortgage note payable-current
    portion (Note 5)                              239,701            5,873
    Capitalized leases-current portion (Note 5)    17,491              -
    Accrued wages due to principal
    shareholder (Note 2)                          290,000          180,000
    Advances due to principal
    shareholder (Note 2)                             -              14,901
    Account payable and accrued expenses          150,442           83,873
                                                ---------         --------
                                                  847,634          484,647
Mortgage payable, long-term portion (Note 5)         -             240,229
Capitalized leases, long-term portion (Note 5)     62,216              -
Other notes payable (Note 5)                       52,438              -
                                                ---------        ----------
 Total liabilities                                962,288          724,876

Stockholders' equity (Note 6):
    Preferred stock, par value $5.00; 10,000,000
    shares authorized; 1,673,000 and 1,693,000
    shares issued and outstanding at December
    31, 1997 and 1996, respectively             8,365,000        8,465,000

    Common stock, par value $.001; 40,000,000
    shares authorized; 5,345,439 shares issued
    and outstanding at December 31, 1997 and 1996   5,345            5,345

    Paid in capital                             3,567,343        3,467,343
    Accumulated deficit                     (   8,830,852)    (  5,221,540)
                                            --------------    --------------
                                                3,106,836        6,716,148
                                            --------------    --------------
                                              $ 4,069,124      $ 7,441,024
                                            ==============    ===============

    See accompanying notes to consolidated financial statements.

                SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF LOSS
                   FOR THE YEARS ENDED DECEMBER 31,

                                               1997           1996
Revenues (Note 8):
    Bingo hall rent                      $   411,033      $ 352,000
    Kitchen and gift shop revenues           131,703         67,019
    Administrative fees                          -              -
    Other income                               1,926          2,109
                                            ________        ________
                                             544,662        421,128
Expenses:
    Cost of sales - kitchen and gift shop    180,563         37,892
    Salaries and related expenses            157,649        170,822
    Facility costs                            49,518         80,605
    General and administrative               434,986        488,545
    Travel and production costs              102,762         72,029
    Depreciation and amortization            306,742        544,752
    Interest and finance expenses             82,637         76,202
                                           ----------     ---------
                                           1,314,857      1,470,847
                                           ----------     ---------
Net loss from operations               (     770,195)  (  1,049,719)
Provision - Net realizable value       (   2,839,117)
                                       _____________________________
Net loss                               ($  3,609,312)   ($1,049,719)

                                        =============   =============

Net loss per share (Note 7)             ($    0.66)    ($    0.20)




       See accompanying notes to consolidated financial statements.

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                 ---------------------------------------
                 CONSOLIDATED STATEMENTS OF CHANGES IN
                 -------------------------------------
                        SHAREHOLDERS' EQUITY
                        --------------------
            FOR THE YEARS ENDING DECEMBER 31, 1996 AND 1997
            -----------------------------------------------

              Common Stock         Preferred Stock      Additional     Total
              ------------         ---------------      ----------     -----
       Number              Number            Paid-in  Accumulated Shareholder's
       of shares   Amount  of shares Amount  Capital     Deficit     Equity
       ---------   ------  --------- ------  -------     -------     ------

Balance
December
31,
1995   5,345,439  5,345  1,668,000 8,340,000 3,572,343 ( 4,171,821) 7,745,867

Preferred
stock issued
in July, 1996
to cover
$20,000 in
loan closing
costs, 20,000
shares to be
returned
in 1997     -        -      25,000   125,000  (105,000)      -         20,000

Net loss,
January 1,
1996 to
December
31, 1996     -        -       -         -      -        (1,049,719)(1,049,719)

Balance
December
         ---------------------------------------------------------------------
31, 1996 5,345,439 5,345 1,693,000 8,465,000  3,467,343 (5,221,540) 6,716,148

Excess
preferred
stock issued
in July,
1996 to
cover
$20,000
in loan
closing costs,
20,000 shares
were returned
in 1997     -       -     (20,000) (100,000)    100,000     -         -

Net loss,
January 1,
1997 to
December 31,
1997        -       -        -        -             -  (3,609,312) (3,609,312)
         ---------------------------------------------------------------------
Balance
December
31, 1997 5,345,439 5,345 1,673,000 8,365,000 3,567,343 (8,830,852) 3,106,836



      See accompanying notes to consolidated financial statements.

             SBI COMMUNICATIONS, INC. AND SUBSIDIARY
             ---------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------
                 FOR THE YEAR ENDED DECEMBER 31,
                 -------------------------------

                                                    1997            1996
                                                    ----            ----
Cash flows from operating activities:
    Net (loss)                               (  $3,609,312)    ($1,049,719)
    Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Provision for net realizable value           2,839,117

    Depreciation and amortization                  341,833         569,552
    Services paid through reduction in amounts
    receivable from affiliates                         -            25,000
    Change in accounts receivable, trade           128,234         279,558
    Change in inventories                           15,609          36,297
    Change in accounts payable
    and accrued expenses                           210,984          84,406
                                                ----------    ------------
    Cash (used) by operating activities         (   73,535)   (     54,906)
                                                -----------   -------------
Cash flows from investing activities:
    Purchase of property and equipment                -0-      (   51,603)
    Decrease (increase) in deposits                 38,808     (    5,000)
    Loans to affiliates                         (    6,017)    (    3,600)
                                                -----------    -----------
    Cash (used) by investing activities             32,791     (   60,203)
                                                -----------    -----------
Cash flows from financing activities:
    Loans received from (repaid to) affiliates         -           10,745
    Repayments of affiliated loans             (    14,901)    (   50,000)
    Borrowings on new loans and capital leases     145,000        250,000
    Repayments on loans and capital leases     (    69,256)   (     3,898)
    Deferred loan costs paid                           -      (    61,000)


                                                 ---------      ---------
    Cash flows provided by financing activities     60,843        145,847
                                                 ---------      ---------
Net increase (decrease) in cash                 (   20,009)        30,738
Cash at beginning of year                           42,327         11,589
                                                 ---------      ----------
 Cash at end of year                              $ 22,228       $ 42,327
                                                 =========      ==========
Supplemental information:
    Income taxes paid                           $      -       $      -
                                                 =========       =========
    Interest paid                                $  41,144      $  50,241
                                                 =========      =========

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

             SBI COMMUNICATIONS, INC. AND SUBSIDIARY
             ---------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------
                    DECEMBER 31, 1997 AND 1996
                    --------------------------

Note 1 - Summary of significant accounting policies
---------------------------------------------------
    The major accounting policies of SBI Communications, Inc. are summarized below to assist the reader in reviewing the Company's finan cial statements.

    Organization and operations
    ---------------------------
    SBI Communications, Inc. (the "Company"), was originally orga nized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Justin Land and Development, Inc. during October, 1984, and then to Supermin, Inc. on November 20, 1985.
    On September 29, 1986, Satellite Bingo, Inc. was the surviving corporate entity in a statutory merger with Supermin, Inc., a Utah corporation. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31, 1997, the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. Management anticipates executing the plan during 1998.

    The Company plans to lease or operate bingo halls and to provide interactive satellite cable bingo game shows and other similar telecommunication gaming products or services to television viewers throughout the United States. During 1997, the Company's only operations were the leasing of a bingo hall located in Piedmont, Alabama, and the operation of the kitchen facilities therein. Under local ordinances, the hall must be leased to a charity, which was the local Jaycees. As described in Note 8, the Company is being forced to sell its facility and has ceased bingo operations in Piedmont, Alabama. A sale is pending as of June 30, 2000 for $3,940,000.00 and a net realizable value provision of $2,839,117 is recognized as of 12/31/97. The Comapny plans to comtinuetto search for avenues to provide bingo over the Internet, as well as to explore other revenue producing ventures.

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

    Property and equipment
    ----------------------
    Property and equipment are stated at cost. A net relizable value reserve of $2.8 million was established on the Piedmont property due to a pending sale subsequent to 12/31/97. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred. Major renewals and betterments are charged to the property accounts. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the property accounts, and any gain or loss is recorded as income or expense. Depreciation is provided using straight-line methods for financial reporting.

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

    Rental and administrative fee income
    ------------------------------------
    The Company managed for various charities a bingo hall in Piedmont, Alabama. Rents and administrative fees charged to charities are unsecured, and generally are paid only as revenues from the bingo games produce sufficient profit to allow the charities to make payments. The lease in effect during 1997 required minimum rent of $25,000 per month, with additional contingent rent of $50,000 per month depending upon the success of the bingo games. Management records contingent rent revenue and administrative fee income only as it is collected. As of 12/31/97, the peadmont property ceased operations (see note 8).


    Statements of cash flows
    ------------------------
    For the purposes of the statements of cash flows, the Company considers cash and highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

   Note 2 - Related party transactions
   -----------------------------------
From time to time, the Company's principal shareholder advances money to the Company for operations. All amounts owed to the shareholder are non-interest bearing advances. As of December 31, 1995, the Company owed
$4,156 to this shareholder.   During 1996, the Company borrowed (on a net
basis) an additional $10,745 from this shareholder. During 1997, the Company repaid all amounts advanced, plus further advanced to the shareholder $9,617. The Company owed this shareholder $14,901 at December 31, 1996, and had $9,617 receivable from this shareholder at December 31, 1997. In addition to advances, the Company accrued salaries payable to the Company's principal shareholder totaling $110,000 and $60,000 for the years ended December 31, 1997 and 1996, respectively.
All amounts owed to the shareholder are payable on demand.

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

In October, 1995, the Company advanced $25,000 to a shareholder to be repaid upon demand with interest at prevailing market rates. This shareholder also provides services to the Company relating to acquisition candidates and capital sources. The above note was applied as payment for such services in 1996. An additional $11,700 was paid to this shareholder during 1996 for the services described. In 1996, the Company loaned
$3,600 to a relative of a shareholder. This loan is non-interest bearing and is due upon demand.

Note 3 - Property and equipment
-------------------------------
Property and equipment are summarized as follows at December 31:
----------------------------------------------------------------

                            Estimated
                           Useful Life
                           -----------

                                                  1997             1996
                                                  ----             ----
    Land(see Note 8)                         $  250,000        $  250,000
    Building (see Note 8)                  $  3,684,000         6,257,100
    Vehicles                5 years              10,920            10,920
    Furniture and equipment 5 to 7 years          -0-           1,074,798
                                           ------------        ----------
                                              3,950,920         7,586,818
    Less accumulated
    depreciation                               (  5,000)        ( 560,706)
                                           ------------        ----------
                                             $3,945,920        $7,026,112
                                            ============        ==========

Depreciation expense totaled approximately $5,000 and $279,000 for the years ended December 31, 1997 and 1996, respectively. As 12/31/97 a net realizable value reserve of $2,839,117 was recognized.

Note 4 - Organization costs, trademarks, and similar assets
-----------------------------------------------------------

Organization costs, trademarks, shows, computer programs and game inventory represent assets acquired or developed in prior years as the Company went through its development stage, and are summarized as follows at December 31:

                                                   1997          1996
                                                   ----          ----
Trademarks:
    Original cost                             $  500,000     $  500,000
    Less accumulated amortization                500,000        500,000
                                              ----------     ----------
                                              $      -       $      -
                                              ==========     ===========
Shows and computer programs:
    Original cost                             $  829,800     $  829,800
    Less accumulated amortization                829,800        829,800
                                              ----------     -----------
                                              $      -       $      -
                                              ==========     ===========
Game inventory:
    Original cost                             $   75,400     $   75,400
    Less amounts used in operations               75,400         75,400
                                              ----------     ----------
                                              $      -       $      -
                                              ==========     ==========
Organization costs:
    Original cost                             $      758     $      758
    Less accumulated amortization                    758            758
                                              ----------     ----------
                                              $      -       $      -
                                              ==========     ===========

Game inventory was expended as used. All other assets listed above were amortized over sixty (60) months. Amortization expense on the above intangible assets totaled approximately $266,000 for the year ended December 31, 1996.

Note 5 - Mortgage note payable
------------------------------

On April 1, 1996, the Company borrowed $250,000 from a mortgage company. The note is payable in thirty (30) equal monthly installments of $3,330 including interest at fourteen percent (14%) per annum, with a final balloon payment of any remaining unpaid principal due October 1, 1998, secured by a deed of trust on the Company's real estate. The balance on
this note was $239,701 at December 31, 1997.   Due to events as described
at Note 8, the entire balance of the note has been classified as current. The note includes pre-payment penalties ranging from 4% to 6% depending upon the timing of the pre-payment.

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

Note 7 - Income taxes
---------------------

Deferred income tax assets and liabilities are summarized as follows at December 31:

                                             1997                 1996
                                             -----                ----
    Deferred tax assets
    attributable to operating
      loss carry forwards                $1,500,000          $1,740,000
    Valuation allowance due to
      uncertainty surrounding
      realization of operating
      loss carry forwards              ( 1,500,000)         ( $1,740,000)
    Deferred tax liabilities                 -                  -
                                       ------------         -------------
    Total deferred taxes           $         -        $         -
                                       ============         =============

The Company has available at December 31, 1997, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:

Amount of Unused Operating                Expiration During
Loss Carry forwards                       Year Ended December 31,
-------------------                       -----------------------
            200,000                           2001
            550,000                           2002
          1,200,000                           2003
            300,000                           2004
            490,000                           2007
            340,000                           2008
            320,000                           2009
            650,000                           2010
          1,050,000                           2011
            800,000                           2012
         -----------
         $5,900,000
         ==========

Note 8 - Commitments, risks and contingencies
---------------------------------------------
The Company leased to various charities a bingo hall in Piedmont, Alabama during 1997. There were no revenues subsequent to 12/31/97.
As of June 30, 2000 a sale of the vacant property is pending at $3,940,000. Accordingly a net realizable value provision of $2,839,117 was recognizable as of 12/31/97.

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

                             December 31, 1997         December 31, 1996
                             -----------------         ------------------
Statement of Operations Data
Gross Revenues                       544,662                 421,128
Income from Operations(Loss)      (3,609,312)         (    1,049,719)
Net Income (Loss) per share *     (      .66)         (          .20)

                             Balance Sheet Data
                             ------------------
                                  Assets
                                  -------

Current Assets                        123,204               190,624
Property & equipment, less
   accumulated depreciation         3,945,920             7,026,112
Other Assets                            -0-                 224,288
                                  -----------           -----------
Total Assets                        4,069,124             7,441,024

Liabilities
Current Liabilities                  847,634               484,647
Long Term Liabilities                   Nil                240,229
Total Liabilities                    962,288               724,876
Total Stockholders' Equity         3,106,836             6,716,148
                                 -----------           ------------
Total Liabilities and Equity     $ 4,069,124           $ 7,441,024
                              ==============           ============

                                 ______
* See above. Per share data is computed based on the weighted average of common stock outstanding as of the report date.

Item 8. Changes in and Disagreements with Accountants on
--------------------------------------------------------
        Accounting and  Financial Disclosure
        ------------------------------------
The Company changes accounting firm. There are no dicagreements with the former accounting firm. The accounting/auditing firm Jay J Shapiro, CPA, PA will represent the company.

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

Name               Age       Position                       Since
Ronald Foster      56      President/Chairman of the Board   1986
William Beggs      54      Director                          1998
Karien Anderson    47      Secretary/Treasurer/Director      1997
Claude Pichard     43      Director                          1986
Mel Ray            58      Director                          1997

                            ______

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

Biographies of the Company's Executive Officers and Directors
-------------------------------------------------------------
Ronald Foster
-------------
Mr. Foster, 56, is presently Chairman, President, Chief Executive Officer, and Executive Producer for SBI Communications, Inc. He has been working with the Company since its inception in 1984. His primary responsibilities include finance, marketing and technical review. In addition to his responsibilities with the Company, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia. Mr. Foster was also owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. 1987 to 1989, Mr. Foster served as president and director of Ed-Phills, Inc., a Nevada corporation and is now an executive vice president and member of the board of directors of Golden American Network, a California corporation. Since
1984, he has also been the president and chief executive officer of ROPA Communications, Inc., which owns and operates WTAU-TV-19 in Albany, Georgia. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network (FNN), a national cable network. Mr. Foster also has experience as technical director and associate producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS. Mr. Foster is Driector/Producer/Writer of the Company Interactive Broadcast Programs.

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

Claude Pichard
---------------
Mr. Pichard, 44, has been a Vice President and a director for the Company since 1986. His primary responsibilities include directing and developing the interactive Bingo and auction programs. Mr. Pichard has over twenty years of television experience as a producer, director and scriptwriter. He served as creative services director at WCTV in Tallahassee, Florida, where he headed an award-winning team of directors, writers and artists for the number one station in its market. He has also worked with numerous Hollywood-based game shows and was the director for the Bolivian National Lottery game. In addition to his responsibilities with the Company, Mr. Pichard also serves as a research and training specialist with the Florida Department of Law Enforcement where he supervises the production of training tapes, public service announcements and media related courses. Mr. Pichard holds a bachelor of science degree in mass communications from Florida State University.

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

                    1996 Summary Compensation
                   ---------------------------

Name         Annual Compensation      Long Term Compensation
and                  Awards             Awards   LTIP     All
Principal           Restricted        Restricted          Pay-        Other
Position     Salary Bonus   Other  Stock   Options        outs    Compensation
Ronald Foster **  5    *      *      *        *            *            *
Claude Pichard +       *      *      *        *            *            *
Mel Ray (2)    *       *      *      *        *            *            *
Thomas Barrett(4) 7    *      *      *        *            *            *

                   1997 Summary Compensation Table
                  --------------------------------

Name         Annual Compensation      Long Term Compensation
and                 Awards              Awards   LTI       All
Principal          Restricted         Restricted           Pay-      Other
Position     Salary Bonus   Other  Stock   Options         outs   Compensation
Ronald Foster **  (5)*        *      *        *              *         *
Claude Pichard +    *         *      *        *              *         *
Mel Ray (2)    *    *         *      *        *              *         *
Karien Anderson(1)(6)         *      *        *              *         *
Thomas Barrett(4) (8)         *      *        *              *         *

                            ______________
*  None.
** President, Chairman and Chief Executive Officer.
***  Former Secretary, Treasurer and Chief Financial Officer.
+    Vice President.
(1)  Secretary and Treasurer.
(2)  Director.
(3)  Director.
(4)  Vice President.
(5) $130,000.

(6) $ 30,000.
(7) $  1,500.
(8) $ 30,000.
(9) No person listed has any options to acquire securities of the kind required to be disclosed pursuant to instruction 1 of Item 403 of Regulation SB.

Employment Agreements
----------------------
The Company is a party to an employment agreement with Ronald Foster, a copy of which is filed as an exhibit to this registration statement. The following summary thereof is qualified in its entirety by reference to such exhibit.

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


Item 11.  Security Ownership of Certain Beneficial Owners & Management
-----------------------------------------------------------------------
The following table sets forth, as of the date of this Registration Statement, the number and percentage of shares of common stock owned of record and beneficially by any group (as that term is defined for purposes of Section 13(d)(3) of the Exchange Act), person or firm that owns more than five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).

Name and Address of       Amount of           Nature of            Percent of
Beneficial Owner *         Shares              Ownership             Class
----------------         ---------            -----------           ---------
Ronald Foster              1,632,089             Record &               32%
103 Firetower Road                               Beneficial
Leesburg, Georgia, 31763

Larry Cahill               1,000,000             Record &               19%
3330 Southgate Court                             Beneficial
Cedar Rapids, Iowa 52404

Michael Graham               500,000             Record &               10%
1804 Cherry Lane                                 Beneficial
Bluefield, W Virginia 24701

                             _____
*  Includes all stock held either personally or by affiliates.
(b)     Security Ownership of Management
        -------------------------------

   The following table sets forth, as of the date of this Registration Statement, the number and percentage of the equity securities of the Company, its parent or subsidiaries, owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.

Title of     Name of                  Amount         Nature of   Percent of
Class        Beneficial Owner         Shares         Ownerership Class
--------    -----------------        --------      -------------  ----------
Common  Ronald Foster               1,632,089            **      32.00%
Common  Karien Anderson                  0              ***      00.00%
Common  Claude Pichard                 10,000            **      00.07%
Common  Betty Rodgers                   5,000           ***      00.035%
Common  Williams Beggs                   0              ***      00.00%
Common  All officers and directors
        as a group (5 people)       1,647,089            **      33.05%

                                  ____
*  Includes all stock held either personally or by affiliates.
** Record & Beneficial.
***     Not Applicable.
To the best knowledge and belief of the Company, there are no arrangements, understandings, or agreements relative to the disposition of the Company's securities, the operation of which would at a subsequent date result in a change in control of the Company.

Item 12.   Certain Relationships and Related Transactions
---------------------------------------------------------
There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company of any of its affiliated subsidiaries.

                               PART IV
                               --------

Item 13.     Index to Exhibits Description of Exhibits
-------------------------------------------------------
         Page or
Exhibit  Source of
Number   Incorporation  Description
------   --------------  ------------

2.     .1   ***       Plan of Reorganization:  Agreement
                      and Plan of Merger [sic] by and
                      among Satellite Bingo, Inc., a
                      Georgia corporation, and Supermin,
                      Inc. dated September 2, 1986.

       .2   ***       Re-incorporation in Delaware
                      Instruments.

3.                    Constituent Documents:
                     -----------------------
       .1   ***      Articles of Incorporation, as
                     amended

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
                    ------------------------
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
                   ----------------------------------------
          ***  .1   Memorandum of Service Agreement
          ***  .2   Consulting Agreement
     .9   ***       Alamo Leasing Agreement

     .10            Letters of Intent:
                   -------------------
          ***  .1   Glendale Studios, Inc.
          ***  .2   Cherokee Indians of Georgia, Inc.
          ***  .3   Promotions International Corporation.

     .11       Licensing Agreements:
              ---------------------
      ***.1    Fertina-C, LTD, March 25, 1992
               (Greece)
      ***.2    Satellite Bingo, Inc. and Luis
               Manuel Da Costa Matias, January
               18, 1991(Brazil)
      ***.3   I.O. Report, C.A., March 23, 1993,
                    (Venezuela)

    .1   2     LACOA Agreements
              ------------------
      ***.1    Lobbyist Engagement Agreement
      ***.2    Management Agreement

11.        *   Statement re computation of per
                share earnings.

21.        **  Subsidiaries of the Company.

99.       Additional Exhibits:
          --------------------
     ***  .1   Letter from Fletcher, Heald &
               Hidreth to Ron Foster, dated April
               10, 1992, referencing communica
               tions with Cynthia Young, Assistant
               Chief, Support of Litigation,
               0rganized Crime and Racketeering
               Section of the Criminal Division,
               United States Department of
               Justice.

     ***  .2   Letter from Fletcher, Heald &

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
               Number 508, Bingo Games in
               Calhoun County.
      ***.10   Limited Appraisal of Frontier
               Palace, dated May 1, 1995,
               prepared by Phillip C. Ledbetter.

                        _________
          Incorporated by reference from the disclosure thereof in the financial statements filed herewith.

**   Incorporated by reference from the disclosure thereof at Part I,
     Item I (Description of Business), located at page 3 of this registration statement.

***  Provided in the original filing and/or first amendment fo the 10-SB.

                      Additional Information

                            Headquarters
                       SBI Communications, Inc.
        1239 South Glendale Avenue - Glendale, California 91205.

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

                                Auditors
                              Jay Shapiro
                        Jay J. Shapiro, CPA, PC
       16501 Ventura Boulevard; Suite 650;  Encino, California  91436

                             Transfer Agent
                         Corporate Stock Transfer
      3200 Cherry Creek Drive; Suite 430; Denver, Colorado  80209

Exhibits to this Form 10-KSB will be provided, subject to payment of actual copy costs, to shareholders of the Company upon written request addressed to Karien Anderson acting, Secretary, SBI Communications, Inc., at the Company's headquarters listed above.

                             Signatures

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, as amended, the Company has duly caused this First Amended Registration Statement to be signed on its behalf by the undersigned, hereunto duly authorized.

                       SBI Communications, Inc.

Dated: August 23, 2000

                       /s/Ronald Foster/s/
                          Ronald Foster
              Chairman, President & Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf or the Company and in the capacities and on the dates indicated.
[CAPTION]

 Signature                   Title                                Date
/s/Ronald Foster Chairman, President & Chief Financial Officer  April 30, 1998
Ronald Foster
/s/ Karien Anderson        Director, Secretary, Treasurer       April 30, 1998
Karien Anderson
/s/ Claude Pichard         Director, Vice President             April 30, 1998
Claude Pichard
/s/ Mel Ray                Director                             April 30, 1998
Mel Ray
/s/William Beggs           Director                             April 30, 1998
William Beggs
