Form 10QSB
period 2000-09-30
SBI COMMUNICATIONS INC
filed 2000-10-26
CIK 1013453

                 Securities and Exchange Commission
                      Washington, D.C., 20549

                            FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal quarter ended September 30, 2000

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

As of September 30, 2000 the Registrant had 13,770,878 shares of its $0.001 par value Common Stock Outstanding.

===============================================================================
                                October 23, 2000
===============================================================================

Table Of Contents
                       SBI COMMUNICATIONS, INC.
                       ------------------------
                             FORM 10-QSB
                             -----------
                                INDEX
                                -----
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1999 and
                        and September 30, 2000

                      Consolidated Statements of Operations     4
                        for the three and Nine months ended
                        September 30, 1999 and 2000

                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the nine
                        months ended September 30, 2000

                      Consolidated Statements of Cash Flows     5
                        for the nine months ended September 30,
                        1999 and 2000

                      Notes to Consolidated Financial State-    6
                        ments

  Item 2.             Management's Discussion and Analysis      7
                        of Financial Condition and Results
                        of Operations Condition

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        9

  Item 2.             Changes in Securities                    10

  Item 3.             Defaults Upon Senior Securities          10

  Item 4.             Submission of Matters to a Vote          10
                        of Security  Holders

  Item 5.             Other Information                        10

  Item 6.             Exhibits and Reports on Form 8-K         10

                      Signatures                               11


PART I. FINANCIAL INFORMATION
-----------------------------

                   INDEPENDENT ACCOUNTANTS' REPORT
                   -------------------------------

We have reviewed the accompanying consolidated balance sheet, statement of operations, and cash flows of SBI Communications, Inc., and subsidiaries as of September 30, 2000, and for the three-months and nine-months period then ended. These financial statements are the responsibility of the company's management.

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

/s/ Jay J. Shapiro, CPA P.C.
----------------------------
JAY J. SHAPIRO, C.P.A.
A professional corporation


October 20, 2000
Encino, California

Financial Statements
--------------------

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                 ---------------------------------------
                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------

                                                   (Unaudited)     (Audited)
                                                    Sept. 30,        Dec. 31,
                                                       2000             1999
                                                       ----             ----
                                ASSETS
                                ------
Current assets:
    Cash                                        $    22,542      $      -0-
    Inventory                                        20,500
                                                    --------        --------
                                                     44,541             -0-
Property and equipment, at real
sale value:                                     $ 4,015,000      $ 3,940,000
 Other assets:
    Fixed Assets:                                    20,500             -0-
                                                ------------     ------------
                                                $ 4,080,041      $ 3,940,000

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
    Note payable to trust managed by a
    shareholder                                 $   150,000     $   150,000
    Mortgage note payable                         1,050,000       1,050,000
    Equipment note payable current portion          131,181         131,181
    Accrued wages due to principal
     shareholder (Note 2)                           550,000         550,000
    Advances due to principal shareholder           295,000          12,698
    Accrued interest payable                        299,000         199,000
    Accounts Payable                                 76,000          58,000
                                                  ----------      ----------
Total liabilities                                $2,551,181      $2,150,879
                                                 -----------     -----------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000
     shares authorized;
    43,000 and 153,000 shares issued and
     outstanding at Sepetember 30, 2000 and
     December 31, 1999, respectively;              $215,000        $765,000
    Common stock, par value $.001; 40,000,000
     shares authorized; 13,770,878 shares
     issued and outstanding at September 30,
     2000 and 5,570,439 as of December 31, 1999       6,885           5,570
    Paid in capital                               4,294,568       3,559,318
    Accumulated deficit                       (   2,987,593)    ( 2,540,767)
                                               -------------    ------------
                                                  1,528,860       1,789,121
                                               -------------    ------------
                                                $ 4,080,041     $ 3,940,000

         See accompanying notes to consolidated financial statements.

               SBI COMMUNICATIONS, INC. AND SUBSIDIARY
               ---------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS
                -------------------------------------
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
             -------------------------------------------
                            (UNAUDITED)
                            -----------
                    Nine Months Ended Sept. 30,  Three Months Ended Sept. 30,
                  ---------------------------  --------------------------

                               2000       1999         2000           1999
                               ----       ----         ----           ----
Revenues:
  Revenues                  $     -0-        $ -0-    $  -0-        $  -0-

Expenses:

    General
    and administrative           289,335      98,000     112,188       33,500
    Website Development          102,491       -0-        38,000        -0-
    Interest and
    finance expenses             100,000     120,000      35,000       40,000
                              ----------    --------    ---------    --------
                                 491,826     218,000     185,188       73,000
                              ----------    --------    ---------    --------
Net loss                      ($ 491,826) ($ 218,000)   (185,188)   ($ 73,000)
                              ===========  ==========   =========   ==========

Net loss per share              $  (0.04)    $ (0.02)    $ (0.01)     $ (0.00)
                              ===========  ==========   =========    =========


                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                   ---------------------------------------
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               ----------------------------------------------

Balance December 31, 1999                     Additional
      Common                 Preferred          Paid-in        Accumulated
 Shares       Amount     Shares    Amount      Capital         Deficit
 ------       ------     ------    ------      -------         -------
11,140,878     $5,570    153,000   $765,000    $3,559,318     ($2,540,767)

Net loss for 9 months ended Sept. 30, 2000:                     (350,261)
Shares Issued for services:
 1,130,000    $  565                         $   141,000       $(141,565)
Shares Issued for Cash:
  400,000        200                              44,800          45,000
---------    --------   --------  ---------   -----------    -------------
conversion
of prefered
stock
1,100,000        560    (110,000) (550,000)      549,450               5
---------    --------   --------  ---------   ----------     -------------

13,770,87    $ 6,885      43,000   $215,000   $4,294,568     ($2,987,593)


        See accompanying notes to consolidated financial statements.

                SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                ---------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                  ---------------------------------
                             (UNAUDITED)
                             -----------

                                                       2000         1999
                                                      ------       ------
Cash flows from operating activities:
    Net (loss)                                  ($   491,826)    ($218,000)
    Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Stock issued for services:                      $141,565         -0-
    Increase in accounts payable:                    120,000       218,000
    Inventory                                         20,500
                                                    ---------  -----------
    Cash (used) by operating activities:           ($209,761)     $  -0-

Cash flows from investing activities:

    Renovation Costs                                 ( 75,000)        -0-
    Purchase of fixed assets:                        ( 20,000)        -0-
                                                   ----------     ---------
Cash flow (used) by finanicing activities            ( 95,000)        -0-

    Loans from shareholders/affiliates:               282,302         -0-
    Sale of common stock                               45,000         -0-
                                                   ----------     ---------
    Cash flows provided by financing activities:    $ 327,302         -0-

Net increase in cash                                $  22,541        -0-
Cash at beginning of period:                            -0-          -0-
                                                  -----------     ---------
Cash at end of period:                          $      22,541   $    -0-
                                                 ============   ===========
Supplemental information:
    Income taxes paid:                           $      -0-     $     -
    Interest paid                                $      -0-     $  24,311
                                                 ============   ===========


Items not requiring use of cash:
    Conersion of preferred stock                      550,000         -0-
                                                 =============  ===========

       See accompanying notes to consolidated financial statements.

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                 ---------------------------------------
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------------
               SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
               -----------------------------------

Note 1 - Selected disclosures

    The accompanying unaudited consolidated financial statements, which are for interim periods, do not included all disclosures provided in the annual consolidated audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the footnotes thereto contained in the Form 10-KSB for the year ended December 31, 1999 of SBI Communications, Inc. (the "Company"), as filed with the Securities and Exchange Commission. The September 30, 2000 financial statememt was derived from the unaudited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations and cash flow for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In August 2000 the Company split its common stock 2 for 1. All financial data in these statements reflects the post-split basis.

Note 2 - Related party transactions

    The Company accrued salaries payable to the Company's principal shareholder totaling $97,500 for the nine months ended September 30, 1999 and no accrued salaries for 2000, respectively. All amounts owed to the shareholder are payable on demand.

Note 3 - Net loss per share

    The Company's net loss per share was calculated using 13,770,878 weighted average shares outstanding for ended September 30, 2000 and 11,140,878 for September 30, 1999 on a post split basis. Although convertible preferred stock is a common stock equivalent, with a conversion rate of each specific series of preferred share to common, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

Note 4 - Mortgage

       The company borrowed $1,050,000.00 to pay State of Alabama, on behalf of Cranberry-Magnetite/Broadway Gas Company, the previous owner tax liability.
The Company is delinquient on the repayment of this obligation.

NOTE 5 - Subsequent Events
       In Octoer 2000, the Company entered into an agreement to issue 75,709,965 shares of common stock to acquire 100% ownership Valencia Entertainment International LLC ("Valencia").
This transaction will be treated as a reverse acquisition merger for accounting purposes. If the transaction would have taken pace as of January 1, 2000, the Company's proforma consolidated net assets would be $9,953,000, the shares outstanding 88,040,843 net income for nine months ended September 30, 2000 of $500,000, and net income per share of $0.00.


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

      The sale of this property in Piedmont, Alabama for net proceeds of $3,940,000, was pending as of June 30, 2000. Subsquent to June 30, 2000, the Company decided to develop the property as an Auto Auction (the "Auction") and cancelled the sale. The Company spent $75,000 for renovation of this property for the Auto Auction in September 2000.

Intenet Web Site
----------------
       The company established a secure web site allowing individuals to become members in "A Shopping Club" with membership fees of $19.95 per month. The shopping club will provide a variety of products, services, bingo game sweepstakes related events and items, travels and consumer goods; the opportunity is primarily a shopping club. No charge is made to participate in the bingo games. Games will be available for play 24 hours a day seven days a week and new games played every 12 minute. Winners will collect their winning of the on-going Satellite Bingo Sweepstake games either by crediting their account or being delivered to the member at their option. Payments for membership will be made by credit card, bank check, debit/ATM cards and by lec billing or "900" telephone number. The company's URLs are http://www.bingo2k.com - http://www.sBid.com - http:/www.sbicom.com - http://www.globalot.com - http://www.sbicommunications.com -
The web site is hosted by the Company and the Company will provide its own fulfillment. The company will also provide its services to other companies desiring access to the Internet. The company will generate additional revenues by offering web page/site design/development, advertising, fulfilment and its web services to others. This would include equipment and tee access to the Internet.

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

       As discussed in Item 4 and Note 5 to the financial statements, the Company will issue 84.6 million shares of common stock to Valencia for 100% ownership of this company. Valencia had revenues and earnings of $1,474,000 and $401,000 and $1,272,000 and $212,000 for years ended December 31, 1999 and 1998.

RESULTS OF OPERATION
NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

       The Company generated revenues of $-0- during its first third fiscal quarter ended September 30, 2000, as compared to $-0- in the comparable period of the prior fiscal year. The Company expects to generate revenue upon the successful operation of the Company's Web site the broadcasting of its interactive programming, and the operations of Valencia.

       General and administrative costs of the Company's totaled $150,000 during the third quarter of 2000 versus $33,000 in the comparable 1999 quarter, which represents a 433% increase. Most of the current period's costs were comprised of the development of the company's web site, which are not fixed expenses. The balance is primarily comprised of professional and personal cost. The end of the first Quarter of 1999 was the last bingo operation of the Piedmont facility for the company and the Company was inactive after that date. The nine months ended September 30, 2000 reflects $294,000 increase over the 1999 period due to website development cost and professional fees.

Interest and financing cost totaled $35,000 during the third quater of 2000 as compared to $40,000 in the comparable 1999 period,and for the nine months ended September 30, 2000, such costs were $100,000 versus $120,000 for 1999.

       The Company did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carry forwards. The Company's tax loss carryforward balance at the end of fiscal 1999 was in excess of $9 million and, as such, the Company does not expect to incur any federal income tax liability until this carryforward is depleted by operational profits.

       Net loss for the nine months of 2000 was $492,000 which equated to loss per share of ($.04) Net loss for the comparable quarter of 1999 was $218,000 which equated to loss per share of ($0.02). Virtually all 2000 loss was due to the development of the Company's web site and the renovation of the Auction Plaza in Pidemont and professional fees. Including the third quarter loss of ($0.01) per share vs ($0.00) per share in the comparable 1999 quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
       At September 30, 2000, the Company had cash and cash equivalents of $22,541 a increase of $22,541 from the end of June 30, 2000. The increase was due to sale of stock and loan from principal shareholder less fiscal 2000 operating expenses.

       The Company expects its cash position to increase when the Company's Internet website is operational and Valencial is in full operation. There can be no assurance of the foregoing. The Company intends to finance future acquisitions primarily through the use of stock and, to a lesser extent, cash and notes.

The Company has working capital deficit of $2.5 million at September 30, 2000. The Company believes that its current capital resources, together with expected positive operational cash flows and additional advances by major stockhokder, will support operational requirements for the next year.

PART II--OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS

       NONE

ITEM 2. CHANGES IN SECURITIES

In February the Company issued 400,000 shares of common stock for the repayment of $40,000.00 for a loan to the Company. In January the Company issued 200,000 shares of common stock to a individual for cash of $5,000 and services of $7,500. In June 2000, the Company issued for 400,000 shares consulting services rendered. In August 2000 the Company issued 130,000 shares for goods and services rendered. All 1,130,000 shares issued are valued at $0.25 per share. In addition, 400,000 shares were issued for $45,000 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A preliminary proxy statement on schedule 14C proxy filing. Terms of proxy is as follows which has been approved by a majority of the companys shareholders. An informational statement will be provided to all current shareholders of the company.
 A. Acquisition of Valencia Intertainment International.
 B. Company will change its name to Val Com, Inc.
 C. Change the capital structure of the company from 40,000,000 common shares to 100,000,000 shares. D. Elect four directors to the board of directors.

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

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings
                    27         Financial data schedule
         (B)      REPORTS ON FORM 8-K: July 20, 24, & 28 2000

                                 SIGNATURES
                                 ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SBI Communications, Inc.

Date: October 23, 2000            By: /s/Ron Foster
                                  -------------------------------------
                                  Ron Foster, Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)