Form 10KSB/A
period 1999-12-31
SBI COMMUNICATIONS INC
filed 2001-02-21
CIK 1013453

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

Registrant's revenues for its most current fiscal year:          $        0.00
Aggregate market value of the voting stock held by
non-affiliates as of March  30, 2000:                            $1,893,949.20
Number of common shares outstanding as of latest
practical date at $.001 par value:                                  4,846,939

Documents Incorporated By Reference:  None
Location of Exhibit Index:       The index of exhibits is contained in part IV
herein on page number 49.
Transitional Small Business Disclosure Format:     Yes ____      No _X_
===============================================================================
                       Dated March 30, 2000
________________________________________________________________________________

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

Description of Securities
-------------------------

  General
  -------

The Company is authorized to issue 50,000,000 shares of capital stock, 40,000,000 shares of which are designated as common stock, $.001 par value per share, and the balance as preferred stock, $5.00 par value per share. As of December 31, 1999, 5,570,439 shares of Common Stock were outstanding (excluding the 2,500,000 shares held but not yet allocated by the Company's Employees' Trust) and held of record by approximately 3,240 persons. In addition, 1,653,000 shares of preferred stock were outstanding, and held by approximately five persons.

Corporate Stock Transfer, 3200 Cherry Creek Drive, South; Suite 430, Denver Colorado 80209, acts as transfer agent and registrar for the Company's common and referred stock.

Item 6.     Management's Discussion and Analysis of Financial Condition
------      ------------------------------------------------------------
Plan of Operation
------------------

During the next 12 months, SBI plans to continue to market and host its auction for automobiles and antique and collectible merchandise using its 80,000 square foot facility located in Piedmont, Alabama. For the next 12 months, the auction will require an additional $50,000 in capital inprovements and approximately $150,000 for marketing and advertising. In additional, SBI is delinquent in its mortgage note payalbe in the amount of $1,050,000 plus accrued interest of $200,000 which the private party lender has agreed to extend until December 31, 2001.

Since the implementation of the auction business plan, SBI has not generated significant revenues, thus in order for SBI to satesfy ins casdh requirement for the next 12 months, it will have to borrow or raise additional funds. Currently, management is in the pricess of lookin into refinancing the existion Piedmont Property in the amount of $2,000,000. The funds will be used for the payment of the existing mortgage loan and for operating cash flow for the next 12 months. n the event SBI is unaable to obtain favorable financing, VEI has agreed to provide any necessary financing for the next 12 months.

For the next 12 months, SBI does not plan to purchas or sell andy significant property or equipment and does not expect any significant changes in the number of employees.

December 31, 1999 and 1998
--------------------------

Total assets as of December 31, 1999 and 1998 were $3,940,000. SBI has a working capital deficit of ($2,143,000) and ($1,854,000) as of December
1999 and 1998 respectively. SBI's excess of current liabilities over current assets was principally due to administrative expenses incurred during the development stage that have been funded by the majority stockholder in the forms of advances due on demand. SBI has had some success in issuing stock for services, and accordingly has kept the working capital deficit to a minimum during these years.

SBI continues to operate in the development stage with no significant cash flow being generated from operating activities in 1998 or 1999. SBI was not able to generated any revenues form operations in 1999 or 1998. Toltal revenues for calendar year ended December 31, 1997 were $544,662 earened primarily form rental fees collected from charities that sponson bingo games. Rental fees collected form those entities ended in 1997.

Since its inception, SBI's only sigigicant sources of capital have been from the sales of common stock and loans from shareholders. See a dicussion of these transactions under Related Party Transactions, and in the Consolidated Financial Statements of the Company. SBI has also acquired significant assets through the sale of convertible preferred stock. Other operations are anicipated for the facility acquired in 1994 and SBI anticipates generation of revenues from this facility suffieient to cover administrative cost still being incurred as SBI moves forware in its development stage.

SBI's expenses can be summarized as follows:

Fiscal Year Ended                                    December 31,
                                                 1999            1998
                                                ------          ------

Salaries and related expenses                 $130,000         $130,000
Other general and administrative expenses            0           88,069
Interest expenses and finance dhaarges        $159,000          $40,000

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

To the Board of Directors
SBI Communications. Inc.:

We have audited the accompanying consolidated balance sheets of SBI Communications, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity restated and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As indicated in Note 10, the shareholders' equity has been restated.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 1999 in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a $3.6 million provision for net realizable value regarding the cost basis of building and equipment as of January 1, 1998. As more specifically indicated in Note 1 to the financial statements, the Company's existence is dependent on the successful closing of this property held for sale and has no established commercial product or marketing channels at this time to generate future revenues. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to those matters are also described in Notes 1 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/JAY J. SHAPIRO, C.P.A.
a professional corporation

Encino, California
March 27 2000, Except Note 9, and 10 as to which the date is February 7, 2001

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
                                                  ==========================


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
Mortgage note payable to trust managed by a
shareholder (Notes 5 and 9)                      $    150,000        150,000
Mortgage note payable (Notes 5 and 9)            $  1,050,000     $1,050,000
Equipment notes payable (Note 9)                 $    131,181        131,181
Accrued wages due to principal shareholder       $    550,000        420,000
Advances due to principal shareholder            $     95,136         12,698
Accrued interest payable (Note 9)                $    199,000         40,000
Accounts payable (Note 9)                        $     50,000         50,000
                                                  -----------       ---------
                                                    2,233,317      1,853,879
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $5.00; 10,000,000 shares
authorized: 6,653,000 and 6,653,000 shares issued and
outstanding at December 31, 1999 and December 31,
1998, respectively (Notes 3 and 9)                 8,265,000       8,265,000
Common stock, par value $.001; 40,000,000 shares
authorized; 4,846,939 shares issued and outstanding
at December 31, 1999 and 1998(Note 9)                  4,846           5,570
Paid in capital                                    3,477,604       3,567,318
Accumulated deficit                              (10,040,767)     (9,751,767)
                                                 ------------     -----------
                                                 $ 1,706,683       1,321,121
                                                 ------------     -----------
                                                   3,940,000      $3,940,000
                                                 ============     ==========

        See accompanying notes to consolidated financial statements

                  SBI COMMUNICATIONS. INC. AND SUBSIDIARIES
                  -----------------------------------------
                            STATEMENTS OF LOSS
                            ------------------
[CAPTION]

                                                             December 31
                                                             -----------
                                                      1999               1998
                                                      ----               ----
Revenue                                              0.00                0.00

Provision - net realizable value(Note 8 )                         ($3,578,279)


Expenses:
Compensation                                             130,000      130,000
Other general and administrative                              0        88,069
Interest                                                 159,000       40,000
                                                        (259,000)    (258,069)
                                                       ----------- ----------
Net loss                                               ($289,000) ($3,836,348)
                                                       ----------- -----------

Basic net( loss)per share(Note 4)                        ( $.05 )       ($.69)

           See accompanying notes to consolidated financial statements

                 SBI COMMUNICATIONS. INC. AND SUBSIDIARIES
                 -----------------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                         December 31
                                                         ----------
                                                     1999             1998
                                                     -----           -----
Cash flows from operating activities:

Net (loss) income                                      ($289,000) ($3,836,348)
Adjustments to reconcile net loss to cash
provided (used) by operating activities:

Provision - net realizable value                                   $3,578,279

Change in accounts payable and accrued expenses          289,000      170,000
                                                         --------    ---------
Cash (used) by operating activities                          0        (88,069)

Cash flows from investing activities:
Affiliate receivables                                                  (7,570)
Purchase of real estate                                              (748,622)
    Cash (used) by investing activities                      0       (756,192)

Cash flows from financing activities:
Loans from shareholders/affiliates                                     12,698
Proceeds from new first mortgage                                   $1,050,000
Mortgage loan repayment                                              (239,701)
Equipment note repayments                                          (      964)
Cash flows provided by financing activities                       $   822,033

Net increase (decrease) in cash                               0       (22,228)
Cash at beginning of period                                   0        22,228
                                                        --------  ------------
Cash at end of period                                   $     0    $      0
                                                        --------   -----------
Supplemental information:
Income taxes paid                                           $ -     $     -
Interest paid                                               $ -     $  24,311

Items not requiring use of cash:

Preferred stock converted                                   $  0    ($200,000)

Issuance of common stock                                    $  0      202,500


            See accompanying notes to consolidated financial statements

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                 ---------------------------------------
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY RESTATED
       ---------------------------------------------------------


                                                    Additional
                   Common           Preferred         Paid-in    Accumulated
                  -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
January 1
1998          5,345,439 $5,345  1,963,000 $8,465,000 $3,567,343 ($5,915,419)

Converion       200,000 $  200    (40,000)  (200,000)
Acquisiton
of Software      25,000 $   25                              (25)
                           ---
Net loss
for 1998                                                         (3,836,348)
                                                                 -----------
Balance
December       --------  ----  ----------- -----------  -------
31, 1998      5,570,439 5,570    1,653,000 8,265,000   3,567,318 (9,751,767)

Cancellation
of Common
Stock         (723,500) (724)                            (89,714)

Net loss
for 1999                                                            (289,000)
              --------- -----  ----------- -----------  --------   ----------
Balance
December
31, 1999      4,846,939 4,846    1,653,000 $8,265,000 $3,559,618 ($2,540,567)
             ========== =====    ========== ========= ==========  ===========

        See accompanying notes to consolidated fincncial statements

                    SBI COMMUNICATIONS. INC AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1
Organization and Signification Accounting Policies
SBI Communications, Inc. (the "Company"), was originally organized in the
State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Supermin,
Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc.
became the surviving corporate entity in a statutory merger with Supermin,
Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to its current name of SBI Communications,
Inc.  On January 1, 1993, the Company executed aplan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Although the Company is currently a Delaware corporation, on January 31,
1998 the stockholders and Board of Directors approved a plan to change the Company's corporate domicile to the State of Nevada. The Company owes approximately $25,000 for Delaware franchise taxes as of December
31, 1997 and such amount is included in Accounts Payable.
The Company has developed a system that can be integrated into all standard communications channels including the World Wide Web for interactive bingo play.  Currently, the Company is developing its website.
The Alabama bingo hall lease was allowed to not be renewed in early 1998.
The Company is establishing a website allowing individuals to become members in a shopping club with membership fees of $19.95 per month.
The shopping club will provide a variety of products, services, bingo game sweepstakes related events and items, travel and consumer goods; No charge is made to participate in the bingo games. The website will be hosted by the Company's subsidiary, FrontierPalace.Com. and fulfillment
will be provided by unrelated company.    The Company will generate
additional revenues by offering web page/site design/development, advertising, fulfillment and its web services to others.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and four wholly-owned subsidiaries of which only SBI Communications, Inc. - Alabama has activity during the two-year period ended 12/31/99.

Estimates and Assumptions
-------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The 1998 financial statements reflect $3,060,000 million change in the reporting amount of building and equipment.

                   SBI COMMUNICATIONS. INC AND SUBSIDIARIES
                   ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 (Cont'd)
Property and Equipment
----------------------
Property and equipment were stated at the lower of cost or market. In
March 2000, the Company enter into an agreement to sell all its property and equipment for net cash sales price of $3,940,000 due at closing. Subsequently, this sale was cancelled (see note 7).
The gross sales price of $6,000,000 was reduced by $860,000 in closing costs, $635,000 in fix-up expenses, and the assignment of no value to $565,000 in downpayment received in Buyer's non-trading common stock. The Company has placeda stop order on the 1,500,000 shares of its preferred stock(valued at $7.5 million) issued to former owner of this property due to non-performance relative to reimbursement of Company for payment of $750,000 in delinquent Alabama property taxes. The preferred stock remains recorded as issued pending return receipt of the certificates.

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

                SBI COMMUNICATIONS. INC. AND SUBSIDIARY
                ---------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               -------------------------------------------

NOTE 2

Piedmont Property Taxes
-----------------------
On April 28, 1995 the State of Alabama placed a tax lien on the previous owner of the Piedmont Property, Cranberry-Magnetite/Broadway Gas Corporation for admission taxes, in the amount of $750,000 plus 12% interest. The Company received a warranty deed from Cranberry Magnetite. After a legal action by Cranberry Magnetite with the State of Alabama failed in 1998 the Company paid this tax liability on behalf of Cranberry Magnetite/Broadway Gas Corporation. The Company attempted to recover these funds.

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

NOTE 4

Net Loss Per Share
------------------
The Company's net loss per share was calculated using 4,846,939 and 6,182,000 weighted average shares outstanding for 1999 and 1998, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of approximately 10 shares of common stock (based upon an approximate market price for common stock of $0.50) for each share of preferred stock, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

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

                  SBI COMMUNICATIONS. INC AND SUBSIDIARIES
                  ----------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 5 (Cont'd)

Mortgage Note Payable (cont'd)
------------------------------
The Company borrowed $1,050,000 to pay the State of Alabama, on behalf of Cranberry-Magnetite, the previous owner tax liability of $748,422 and to pay old mortgage loan with a balance of $239,701 plus accrued interest. The loan amount which ws borowed foram a private party lender is secured by a first priority interest in The Piedmont Property.

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

NOTE 8
Property and Equipment
-----------------------
Property and equipment consisted of the following at December 31,

                                         1999                1998
                                         ----                ----
Land                                  $832,500             $832,500
Building                            $3,107,500           $3,107,500
                                    -----------          ------------
                                    $3,940,000           $3,940,000

NOTE 9
Subsequent Events
-----------------
a) The Company intended to sell its building in Alabama before in March 2000. The net sales price is $6,000,000 with a 20% cash down payment and real estate contract for $4.8 million at 9.00% interest payable monthly with balloon payment of $4,695,000 in five years. The note will be acquired at closing for $4.1 million in cash. The financial statements reflect at $3,060,000 million provision for net realizable value of the Piedmont Property as of 12/31/99 and 12/31/98 and no depreciation has been recognized. Negotictions continued and the closing never took place.
Upon merger discussions with Valencia Entertainment International , LLC in September 2000, the building was planned to be used for new purposes.
A December 1997 apprasial indicates a $ 7,1 Million valuation for the Alabama building.

                SBI COMMUNICATIONS. INC. AND SUBSIDIARIES
                -----------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
NOTE 9 (Cont'd)

Subsequent Events (cont'd)
--------------------------
b) The Company intended on using the proceeds of Piedmont property sales to settle the two outstanding mortgage obligations and the equipment notes payable. However since the sale did not close, the Company anticipates to refinance the Piedmont Property.

c) The Company placed a sop order on 1,500,000 shares of preferred stock issuedto the former owner of the Piedmont property in March 2000, and these preferred shares will be cancelled upon receipt of the stock certificates

d) In January 2000, the Company received all 2,500 shares issued by a new company, FrontierPlace.Com, a Nevada corporation. This wholly-owned subsidiary will operate proprietary software and copyrighted bingo programs over the Internet. This company will also provide a television network with programs promoting the Internet bingo and shopping website and will be characterized as a broadcast Internet service company.

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

g)     On October 2000, the Company splet its common stock on a 2 for 1 basis.

h) In Noverber 2000 the Company agreed to merge with Valencia Entertainment International, LLC (VEI) in a reverse acquisition transaction whereby 75,709,965 new shares will be issued to VEI for its net assets which are approximate $ 6 million.

NOTE 10

Restatement of Financial Statements
-----------------------------------

The balance sheet and statement of stockholders' equity as of December 31, 1999 and for athe 12 month then ended have been restated to reflect a reversal of preferrd stock cancellation. Originally in 1998, 1,500,000 shares of preferred stock sith a par value of $5.00 per share was issued in connection with the purchase of the Comapny's building and land in Piedmont, Alabama.
The preferred shares were cancelled due to non-performance under the sales contract. It now has been determined that this cancellation should not be recorded unless or until the perferred stock certificates are surrendeered to the Company. The reversal is necessary for the financial statement to be in conformity with general accepted accounting principles.

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

Name      Annual Compensation Long Term Compensation
and               Awards Awards    LTIP All
Principal                             Restricted Restricted  Pay- Other
Position          Salary Bonus   Other  Stock    Options   outs   Compensation
--------          ------------   ------------    -------   ----   ------------
Ronald Foster **    (5)     *     *      *       *         *         *        *
Claude Pichard +     *      *     *      *       *         *         *
Karien Anderson    (1)(6)   *     *      *       *         *         *        *

______________________________________________________________________________
                  1999 Summary Compensation Table
                  -------------------------------
Name      Annual Compensation Long Term Compensation
and               Awards Awards    LTIP All
Principal                            Restricted   Restricted  Pay- Other
Position           Salary Bonus   Other  Stock   Options      outs Compensation
Ronald Foster **     5    Y    *    Y      *      *            *
Claude Pichard +(2)  *    *    *    *      *      *            *
Karien Anderson(1)(2)6    *    *    *      *      *            *

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
