Form 10QSB/A
period 2000-09-30
SBI COMMUNICATIONS INC
filed 2001-02-21
CIK 1013453

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

As of September 30, 2000 the Registrant had 12,323,878 shares of its $0.001 par value Common Stock Outstanding.

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

Table Of Contents
                       SBI COMMUNICATIONS, INC.
                       ------------------------
                             FORM 10-QSB
                             -----------
                                INDEX
                                -----
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 1999 and
                        and September 30, 2000

                      Consolidated Statements of Operations     4
                        for the three and Nine months ended
                        September 30, 1999 and 2000

                      Consolidated Statement of Changes         4
                        in Shareholders' Equity for the nine
                        months ended September 30, 2000

                      Consolidated Statements of Cash Flows     5
                        for the nine months ended September 30,
                        1999 and 2000

                      Notes to Consolidated Financial State-    6
                        ments

  Item 2.             Management's Discussion and Analysis      7
                        of Financial Condition and Results
                        of Operations Condition

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        8

  Item 2.             Changes in Securities                    9

  Item 3.             Defaults Upon Senior Securities          9

  Item 4.             Submission of Matters to a Vote          9
                        of Security  Holders

  Item 5.             Other Information                        9

  Item 6.             Exhibits and Reports on Form 8-K         9

                      Signatures                               10


PART I. FINANCIAL INFORMATION
-----------------------------

                   INDEPENDENT ACCOUNTANTS' REPORT
                   -------------------------------

We have reviewed the accompanying consolidated balance sheet, statement of operations, stockholders'equity and cash flows of SBI Communications, Inc., and subsidiaries as of September 30, 2000, and for the three-months and nine-months period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institure of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally acce[ted auditing standards, the objective of which is the expression of an opinion reguarding the financial statements taken as a whole. Accordingly, we do not express such as opinion. As indicated in Note 7, the stockholders' equity has been restated.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be conformity with generally accepted accounting principles.

/s/ Jay J. Shapiro, CPA P.C.
----------------------------
JAY J. SHAPIRO, C.P.A.
A professional corporation


December 21, 2000, except for Note 7 as to which the date is February 9, 2001. Encino, California

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

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
    Note payable to trust managed by a
    shareholder                                 $   150,000     $   150,000
    Mortgage note payable                         1,050,000       1,050,000
    Equipment note payable current portion          131,181         131,181
    Accrued wages due to principal
     shareholder (Note 2)                           550,000         550,000
    Advances due to principal shareholder           460,253          95,136
    Accrued interest payable                        299,000         199,000
    Accounts Payable                                 76,000          58,000
                                                  ----------      ----------
Total liabilities                                $2,716,434      $2,233,317
                                                 -----------     -----------
Stockholders' equity:
    Preferred stock, par value $5.00; 10,000,000
     shares authorized;
    1,543,000 and 1,653,000 shares issued and
     outstanding at Sepetember 30, 2000 and
     December 31, 1999, respectively;            $7,715,000      $8,265,000
    Common stock, par value $.001; 40,000,000
     shares authorized; 12,323,878 shares
     issued and outstanding at September 30,
     2000 and 9,693,878 as of December 31, 1999       6,161           4,846
    Paid in capital                               4,175,039       3,477,609
    Accumulated deficit                       (  10,532,593)    (10,040,767)
                                               -------------    ------------
                                                  1,363,607       1,706,121
                                               -------------    ------------
                                                $ 4,080,041     $ 3,940,000

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
                              ===========  ==========   =========    =========


                   SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                   ---------------------------------------
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY RESTATED
               ----------------------------------------------

Balance December 31, 1999                     Additional
      Common                 Preferred          Paid-in        Accumulated
 Shares       Amount     Shares    Amount      Capital         Deficit
 ------       ------     ------    ------      -------         -------
 9,693,878     $4,846   1,653,000  8,265,000  $3,477,604     ($10,040,767)

Net loss for 9 months ended Sept. 30, 2000:                     (405,576)
Shares Issued for services:
  950,000    $   475                         $    85,775       $ (86,250)
Shares Issued for Cash:
  400,000        200                              44,800          45,000
  180,000        475                              17,410          17,410
---------    --------   --------  ---------   -----------    -------------
conversion
of prefered
stock
1,100,000        560    (110,000) (550,000)      549,450
---------    --------   --------  ---------   ----------     -------------

12,323,878    $ 6,161   1,543,000 $7,715,000   $4,175,039     ($10,532,593)


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

Note 3 - Net loss per share

    The Company's net loss per share was calculated using 12,323,878 weighted average shares outstanding for ended September 30, 2000 and 11,140,878 for September 30, 1999 on a post split basis. Although convertible preferred stock is a common stock equivalent, with a conversion rate of each specific series of preferred share to common, preferred stock conversion has not been included in the calculation of earnings per share in that to do so would be antidilutive.

Note 4 - Mortgage

       The company borrowed $1,050,000.00 to pay State of Alabama, on behalf of Cranberry-Magnetite/Broadway Gas Company, the previous owner's tax liability.

NOTE 5 - Property and equipment
       Property and equinment consists of the following at Setpember 30, 2000
                     Land                     $  832,500
                     Building                 $3,182,500
                                              -----------
                                              $4,015,000
                                              ===========

NOTE 6 - Subsequent Events
       In Octoer 2000, the Company entered into an agreement to issue 75,710,000 shares of common stock to acquire 100% ownership Valencia Entertainment International LLC ("VEI").
This transaction will be treated as a reverse acquisition merger for accounting purposes. If the transaction would have taken pace as of January 1, 2000, the Company's proforma consolidated net assets would be $10,221,168, the shares outstanding 88,034,843 net income for nine months ended September 30, 2000 of 861,495 and net income per share of $0.00.

NOTE 7 - Restatement of Financial Statements
       The balance sheet and statement of stockholders' equity as of September 30, 2000 and for the nine month then ended have been restated to reflect a reversal of preferred stock cancellation. Originally in 1998, 1,500,000 shares of preferred stock with a par value of $5.00 per share was issued in connection with he purchase of the Company's building and land in Piedmont, Alabama. The perferred shares were cancelled due to non-performance under the sales contract. It now has been determinded that this cancellation should not be recorded unless or until the preferred stock certificates are surrendered to the Company. The reversal is necessary for the financial statement to be in conformity with General Accepted Accounting principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Plan of Operation:
------------------

     During he next 12 months, SBI plans to continue to market and host its auction for automobiles and antique and collectible merchandisc using its 80,000 square foot facility located in Piedmont, Alabama. For the next 12 months, the auction will require an additional $50,000 in capital inprovement and approximately $150,000 for marketing and advertising. In addition, SBI is deliquent in its mortgage note payable in the amount of $1,050,000. plus accrued interest of $200,000, which the private party lender has agreed to extend until december 31, 2001.

Since the inplementation of the auction business plan, SBI has not generated significant revenues, thus in order for SBI to satisfy its cash requirment for the nest 12 months, it will have to borrow or raise additional funds. Currently, management is in the process of looking into refinancing the existing mortgage loan and for operating cash flow for the next 12 months. In the event SBI is unable to obtain favorable financing, VEI has agreed to provide any necessary financing for the next 12 fmonths.

For the next 12 months, SBI does not plan to purchase or sell any significant property or equipment and does not expect any significant changes in the number of employees.

September 30, 2000 and 1999
---------------------------

SBI generated revenues of $0.00 during its third quarter ended September 30, 2000, as compared to $0.00 in the comparable period of the prior year. SBI wxpects to generat revenuye from its on-site auction in the Piedmont facility and through the use of its website beginning in 2001.

General an administratives cost of SBI totaled $150,000 during the third quarter of 2000 versus $33,000 in the comparable 1999 quarter which represents a 433% increase. Most of the current period's cost were comprised of the development of the SBI's website, which are not fixed expense. The balance is primarily comparised of professional cost. The nine months ended september 30, 2000 reflects $294,000 increase ofer the 1999 period due to website development cost and professional fees.

Interest and financing cost totaled $35,000 during the third quarter of 2000 as copared to $40,000 in the comparable 1999 period and for the nine months ended Setpember seotember 30, 2000, such costs were $100,000 versus $120,000 for 1999.

SBI did not record any tax expense during the current quarter or comparable year-ago period due to tax loss carry forwards. SBI's tax loss carry forward balance at the end fo fiscal 1999 was in excess of $9 milion.

Net loss for the nine months of 2000 was $492,826. The loss was primarily due to the development of SBI's website and the renvoation of the auction facilty in Piedmont and professional fees.

The sale of the property located in Pidedmont, Alabama for net proceeds of $3,040,000. pending as of June 30, 2000 was subsequently cancelled because the purchaser was unable to obtain financeing under favorable terms. SBI has decided to develop the property as a venue for auto and autique and collectible merchandise auction. SBI spent $75,000. for renovation of this property in Setember 2000.

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