Form 10KSB40/A
period 1999-12-31
SBI COMMUNICATIONS INC
filed 2001-03-05
CIK 1013453

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
                                                  ==========================


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
Mortgage note payable to trust managed by a
shareholder (Notes 5 and 9)                      $    150,000        150,000
Mortgage note payable (Notes 5 and 9)            $  1,050,000     $1,050,000
Equipment notes payable (Note 9)                 $    131,181        131,181
Accrued wages due to principal shareholder       $    550,000        420,000
Advances due to principal shareholder            $     95,136         12,698
Accrued interest payable (Note 9)                $    199,000         40,000
Accounts payable (Note 9)                        $     58,000         50,000
                                                  -----------       ---------
                                                    2,233,317      1,853,879
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, par value $5.00; 10,000,000 shares
authorized: 1,653,000 and 1,653,000 shares issued and
outstanding at December 31, 1999 and December 31,
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


            See accompanying notes to consolidated financial statements

                 SBI COMMUNICATIONS, INC. AND SUBSIDIARY
                 ---------------------------------------
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY RESTATED
       ---------------------------------------------------------


                                                    Additional
                   Common           Preferred         Paid-in    Accumulated
                  -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
January 1
1998          5,345,439 $5,345  1,693,000 $8,465,000 $3,567,343 ($5,915,419)

Converion       200,000 $  200    (40,000)  (200,000)
Acquisiton
of Software      25,000 $   25                              (25)
                           ---
Net loss
for 1998                                                         (3,836,348)
                                                                 -----------
Balance
December       --------  ----  ----------- -----------  -------
31, 1998      5,570,439 5,570    1,653,000 8,265,000   3,567,318 (9,751,767)

Cancellation
of Common
Stock         (723,500) (724)                            (89,714)

Net loss
for 1999                                                            (289,000)
              --------- -----  ----------- -----------  --------   ----------
Balance
December
31, 1999      4,846,939 4,846    1,653,000 $8,265,000 $3,477,604 ($10,040,767)
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

                   SBI COMMUNICATIONS. INC AND SUBSIDIARIES
                   ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 (Cont'd)
Property and Equipment
----------------------
Property and equipment were stated at the lower of cost or market. In
March 2000, the Company enter into an agreement to sell all its property and equipment for net cash sales price of $3,940,000 due at closing. Subsequently, this sale was cancelled (see note 9-A).
The gross sales price of $6,000,000 was reduced by $860,000 in closing costs, $635,000 in fix-up expenses, and the assignment of no value to $565,000 in downpayment received in Buyer's non-trading common stock. The Company has placed a stop order on the 1,500,000 shares of its preferred stock (valued at $7.5 million) issued to former owner of this property due to non-performance relative to reimbursement of Company for payment of $750,000 in delinquent Alabama property taxes. The preferred stock remains recorded as issued pending return receipt of the certificates.

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

Related Party Transactions
--------------------------
From time to time, the Company's principal shareholder advances money to the Company for operations. All amounts owed to the shareholder $l2,968 are non-interest bearing advances. In addition to advances, the Company accrued salaries payable to the Company's principal shareholder totaling $130,000 for the years ended December 1999 and 1998, respectively. All amounts owed to the shareholder are payable on demand.
In October, 1995, the Company borrowed $250,000 from a trust managed by a shareholder, in the form of a mortgage note. The note was payable in full on October 15, 1996, with interest payable quarterly at prime plus 3%, secured by a second mortgage on The Piedmont Property. Fifty thousand dollars of this note was repaid in 1996 when due, and an additional $50,000 was repaid during 1997. The note has been extended on a quarter to quarter basis, with $150,000 remaining outstanding at December 31, 1998 and 1999.

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

These amounts reflect a $3,060,000 reduction in the net realizalbe value base on apliance of the Company's impariment of long'live assets policey. The imparimen has been apportioned to the land and building so the amount recorded are consistance with the 1997 property appriasal.

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

[CAPTION]

                                     December 31, 1999      December 31, 1998
                                    -----------------      -----------------
Statement of Operations Data
----------------------------
Gross Revenues                     $   -0-                      -0-
Income from Operations(Loss)      ($ 289,000)               (3,836,348)
Net Income(Loss) per share *        (    .05)                (    .69)
Balance Sheet Data
------------------
        Assets
        ------
Current Assets                     $    -0-                       -0-

Property & equipment               $3,940,000                 3,940,000

Total Assets                       $3,940,000                 3,940,000

Liabilities
-----------
Current Liabilities                $2,233,317                 1,853,879


Total Liabilities                  $2,233,317                 1,853,879
Total Stockholders' Equity         $1,706,683                 2,086,121
--------------------------         ----------                 ---------

Total Liabilities and Equity       $3,940,000              $   3,940,000
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
