Form 10KSB
period 2000-12-31
SBI COMMUNICATIONS INC
filed 2001-04-16
CIK 1013453

Securities and Exchange Commission
                           Washington, D.C., 20549

                             FORM 10-KSB
Annual Report Pursuant To Sections 13 Or 15 (D) Of The Securities
Exchange Act Of 1934
             For the Fiscal Year Ended December 31, 2000
Filed Pursuant To Sections 13 Or 15(D) Of The Securities Exchange Act of 1934
      Securities and Exchange Commission File Number O-28416

===============================================================================
                               ValCom, Inc.
          (Name of small business issuer specified in its charter)
===============================================================================

         Delaware                                    58-1700840
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

  26030 Avenue Hall Studio 5                       (661) 257-8000
    Valencia, California          91355          (Issuer's telephone number)
   (Address of Principal
    Executive Offices)          (Zip Code)

==============================================================================
      Securities registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:
      Common Stock, Par value $0.001 - Preferred Stock, Par Value $0.001
                           (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     YES X  NO __
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.         YES X   NO __

Registrant's revenues for its most current fiscal year:  $ 1,395,073.00
Aggregate market value of the voting stock held by
non-affiliates as of March  30, 2001:                     $7,985,435.00
Number of common shares outstanding as of 12/31/2000
or latest practical date at $.001 par value:                 15,970,878

Documents Incorporated By Reference:  None
Location of Exhibit Index:       The index of exhibits is contained in part IV
herein on page number 49 plus exhibits.
Transitional Small Business Disclosure Format:     Yes ____      No _X_
===============================================================================
                           Dated April 14, 2000
________________________________________________________________________________

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

     Item I.         Description of Business
     ------          -----------------------
General
------
Item 1. Description of Business

General

ValCom, Inc., a publicly held Delaware corporation (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name Alpine Survival Products, Inc. Its name was changed to Justin Land and Development, Inc., during October of 1984, and to Supermin, Inc., on November 20, 1985.

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

On March 10, 1988, the Company changed its name to SBI Communications, Inc., and on January 28, 1993, the Company reincorporated into Delaware through a statutory merger with a wholly owned Delaware subsidiary in reliance on the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended, provided by Rule 145(a)(2) promulgated thereunder.

On July 20, 2000 the Board of Directors approved a "2-1 forward stock split" with a distribution date of August 14, 2001 and a Shareholder record date of August 10, 2000. The purpose of the forward split was to strengthen the Company's flexibility and address the liquidity issue in increasing the available float in the market.

On August 21, 2000, a letter of intent was executed between the principals of Valencia Entertainment International, LLC (VEI) and SBI Communications, Inc.
(SBI) Both parties conducted due diligence and began the formal process of drafting the merger agreement. On October 16, 2000, the majority stockholders executed a written shareholder resolution approving the Agreement and Plan of Merger. Pursuant to the Merger Agreement the Company appointed new Board members, changed the par value of Preferred Stock, increased the authorized Common Stock and changed its name to ValCom, Inc. (ValCom) A 14C information statement was filed with Securities and Exchange Commission. The Securities and Exchange Commission approved the definitive 14C on February 13, 2001. T he Merger was finalized on March 6, 2001.

Appointment of New Directors
---------------------------------------
The Board of Directors unanimously nominated and the consenting stockholders approved and elected 4 individuals as directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Each of the following individuals has consented to serve as a director of ValCom and there is no familial relationship between any nominated director and any current director or between any of the nominated directors.

       Name and Position in the Company        Age               Since

       Ronald Foster                            59                1986
       Vice Priesident/Director

       Vince Vellardita                         42                2000
       CEO/Chairman of the Board

       David Weiner                             41                2001
       Director

       Stephen A. Weber                         52                2001
       CFO, Director

 Change In Par Value Of Preferred Stock
-------------------------------------------------
The Board of Directors and the consenting stockholders unanimously adopted and approved an amendment to the SBI's certificate of incorporation(now Valcom) to change the par value of its preferred stock. SBI's previous capital structure authorized 10,000,000 million shares of preferred stock at a par value of $5.00 per share. Delaware law computes the annual franchise tax based either on the authorized share method or the assumed par value capital method, but in no event is the annual franchise tax greater than $150,000. In order to reduce and minimize the annual franchise tax, the Board of Directors and the consenting stockholders unanimously adopted and approved an amendment to the SBI's(now ValCom) certificate of incorporation to change the preferred stock par value from $5.00 to $.001 per share.

Increase In Authorized Common Stock
------------------------------------------------
The Board and the consenting stockholders unanimously adopted and approved an amendment to SBI's(now ValCom) certificate of incorporation to increase the authorized common stock from 40,000,000 to 100,000,000 shares. The terms of the merger made VEI a wholly owned subsidiary of Valcom and the principals of VEI received shares of ValCom's common stock based upon an agreed upon fair market valuation of the net assets of VEI. In order to consummate the merger, SBI (now ValCom) was required to issue 75,709,965 shares of common stock to the principals of VEI. The shares of common stock do not have any preemption rights. The Authorized Shares Amendment was implemented by filing the certificate of amendment with the Secretary of State of Delaware.

Name Amendment
-------------------------------
The Board of Directors and the consenting stockholders unanimously adopted and approved an amendment to the SBI's certificate of incorporation to change the corporation's name to ValCom, Inc., which is referred to as the "Name Amendment". The Name Amendment was implemented by filing a certificate of amendment to the certificate of incorporation with the Delaware Secretary of State. In the judgment of the SBI Board of Directors, the change of the corporate name was desirable in view of the significant change in the SBI's character and strategic focus as a result of the merger with VEI.

SBI's Reason For The Merger
------------------------------
For the past several years, SBI sought unsuccessfully to raise capital or enter into a joint venture arrangement to fund its operations. To fund the administrative costs of operating a public corporation, SBI privately sold its common stock. The SBI Board concluded that the dilution caused by these private offerings coupled with SBI's lack of success in obtaining funding for its former business warranted exploring other strategic alternatives.
Because of its public, but relatively dormant status, SBI had received numerous inquiries regarding whether it would be interested in effecting a reverse merger with a private operating company. The Board decided to explore this possibility.

VEI's Reason For The Merger
------------------------------
VEI had been a private operating company since its inception in 1996. During its years of operations, VEI grew in size at a nominal pace. VEI was able to finance its expansion plans based upon current operations and through various credit facilities from financial institutions, however VEI was limited to the scale of its acquisitions and expansion plan. Over the past year, new opportunities were presented to VEI including acquisition of production content, acquisition of companies in similar industry, and expansion of its existing facilities. However, due to its private status and limited financing, VEI was not in the position to further explore these
opportunities.   The management decided that it was in VEI's best interest to become a publicly traded company and to leverage the advantages that come with such as status.  In addition, management believed that for VEI to effectively compete in the rapidly changing entertainment industry, it must have the tools and resources that would allow it to have ready access to affordable capital.
 Although the traditional initial public offering was appealing, the cost, time, and existing market conditions outweighed the benefits. Management of VEI explored the possibility of acquiring a public shell for purposes of a
reverse merger.   VEI management believed that a reverse merger into a public shell that is trading on a bulletin board and reporting with the SEC would allow VEI the ability to acquire other companies through the issuance of its trading stock and enable VEI to readily attract private and public financing in the future.

ValCom's Corporate Structure
----------------------------------------
ValCom, Inc. has four subsidiaries: 278 Auction Plaza, Inc. an Alabama Corporation, SBI Communications, Inc., a Nevada corporation, SBI Communications, Inc., an Alabama Corporation, and Valencia Entertainment International, a California LLC Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

Business Overview
--------------------
Valencia Entertainment's business includes television production for network and syndication programming, motion pictures, sports, internet and real estate holdings, however, revenue is primarily generated through the lease of the sound stages. ValCom, which owns 6 acres of real property and a 120,000 square feet production facility in Valencia, California, is currently the studio set for JAG, produced by Paramount Pictures and Power Rangers produced by Saban productions. The Company's sound stages have been operating at full capacity since 1995.
ValCom also leases an additional 3 acres and 52,000 square feet production facility that includes two full service sound stages, for a total of eight sound stages. ValCom's past and present clients include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony,
Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also has a small library of wholly owned television content that are ready for worldwide distribution, and several major series in advanced stages of development.

Expansion Plans
---------------
The Company continuously reviews industry developments and regulations for potential expansion opportunities. As a public company, the Company benefits from operating in highly regulated markets which levels the competitive playing field.

It is imperative that the Company continues to grow its operational revenues. The Company has made a significant investment in assembling its management team and operational infrastructure. This investment cost is now relatively fixed, however, and the Company has the potential to significantly leverage its profitability through incremental revenue increases. The Company will therefore continue to employ an aggressive yet methodical growth strategy.
It intends to make strategic expansions in markets with: i) accommodating regulations; ii) favorable demographics; iii) successful operations management; and iv) customer acceptance and patronization.

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

The development of telecommunications, the emergence of new technology and the international nature of the Internet has created opportunities to develop new, efficient and secure ways to deliver entertainment to customers. As one of the companies that plans to employ these new technologies on the Internet, ValCom intends to capitalize on its expertise in the analyzing of consumer data and information to become a world leader of online entertainment.

Joint Venture Agreement With Woody Fraser Productions
----------------------------------------------------------------------
On March 30, 2001 a joint venture agreement was executed between ValCom and Woody Fraser Productions, in which the parties agreed that Woody Fraser and his company, Woody Fraser Productions would serve exclusively as a television production company for ValCom. The primary purpose of the joint venture is the development and production of various television projects.

Woody Fraser has 25 years of experience as an executive producer in Hollywood.
 He operates his own production company, Woody Fraser Productions, which has created and produced many television shows including the "Dick Cavitt Show", "Steve Allen Show", "That's Incredible", "Mike Douglas Show", "Good
Morning America", "Richard Simmons", and "The Home Show". Mr. Fraser holds a Bachelors Degree from Dartmouth College and is a member of the Director's
& Writer's Guilds.

Woody Fraser Productions has recently received firm commitments to produce one television series, with an initial order of 13 episodes, as well as two pilots that are expected to be picked by the buyer as television series productions. These shows are likely to generate license fees of $200,000 per episode. Pursuant to the terms of the joint venture agreement, ValCom will recoup all production costs on a short-term basis. Seventy-five percent (75%) of the net profits will be distributed to ValCom. A copy of the joint venture agreement is attached as Exhibit E.

Woody Fraser's numerous contacts and affiliations with the major studios, talent agencies and Internet and marketing firms provide an invaluable resource for the Company. Management feels that Mr. Fraser's experience in production, creation and development will greatly benefit the Company in obtaining its goal of becoming a top television producer and therefore contribute to shareholder value.

Acquisition of Half Day Video
-------------------------------------
On March 8, 2001 negotiations were completed and an agreement was executed for the purchase of 100% of the stock of Half Day Video,Inc. (HalfDay) by the Company. Half Day is located in Burbank, California and specializes in supporting the entertainment industry with television and film equipment rentals. Half Day's client list includes The Academy Awards, Emmy Awards,
NBC, Entertainment Tonight, MTV, Oscar Awards, General Hospital and other major entertainment and production companies. Half Day has approximately $847,000 in assets with current revenues of $609,000. Half Day leases its offices and warehouse facility in Burbank and will continue to operate and service its clients using its current employees. This acquisition is expected to significantly enhance the Company's ability to service entertainment industry thereby further increasing shareholder value. The acquisition Agreement is attached as Exhibit F

Competition
------------

Film Entertainment Overview
--------------------------------------
Competition in the film entertainment business is diverse and fragmented, with scores of companies operating at various levels of product budget and scope. The market is overwhelmingly dominated by the major Hollywood studios, with the top-ranked company-Disney in 1999-usually commanding 15 to 20 percent of the domestic market share in any given year.

Valencia Entertainment will succeed by choosing its projects and markets carefully, and by selecting segments and geographic areas in where it can build proprietary competitive advantages.

With the proper positioning and segment focus, the Company believes it can insulate itself from the brunt of competition in the entertainment content business. Since the sector's revenues from foreign markets are growing rapidly, a sound niche strategy should ensure superior profitability.

Independent Production Companies
------------------------------------------
Consolidation through acquisition has recently reduced the number of independent production companies in operation. However, barriers to entry remain relatively low, and management anticipates that the segments in which it intends to compete will remain highly competitive.

The Company's Competitive Position
----------------------------------

The Company operations are in competition with all aspects of the entertainment industry, both locally, nationally and worldwide.

ValCom experiences competition from five market segments:

1)   Traditional television, game shows, Reality Television Drama
2)   Internet companies; On line auction companies and Web Services Providers
3)   Movies for television an Theatrical Release
4)   Other entertainment/media companies

Other Activities
----------------
Interactive Technology
----------------------
The Company has experience in the interactive communications and entertainment fields which brings together elements of the "Information Superhighway." Its has created and broadcast interactive national and international television programs using state-of-the-art computer technology, proprietary software programs, satellite communications, and advanced telecommunications systems.

The Company's management believes that its experience in developing and delivering interactive television program, as well as its ownership of propritary systems and software, provide and advanced in its ability to launch new entertainment and information programs based on comparable resources.

1. Sources and Availability of Raw Materials and the Names of Principal
-----------------------------------------------------------------------
   Suppliers
   ---------

None of the Company's proposed activities are reliant on raw materials. Rather, they depend on the ability to exploit emerging technologies that are expected to be readily available.

2. Dependence on One or a Few Major Customers
---------------------------------------------

The Company's real estate rental, broadcast operations and contemplated future Internet Web Site operations are not expected to be reliant on any single or small group of customers.

Employees
---------
As of December 31, 2000, the Company had 15 permanent employees, including three officers and four professional staff. The Company also retains the services of property managers who oversee the facility maintenance & grounds in Alabama.
No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Item 2. Description of Property
-------------------------------
       Premises

278 Auction Plaza
576 Highway 278 Bypass - Piedmont, Alabama  36272
Company-owned
-------------------

The Company owns a facility in Piedmont, Alabama which it has owned since December 16, 1994.

The facility is comprised of 80,000 square feet of usable space under roof, and includes merchandise and auto auction, Restaurant and other leased area. The facility has been renovated for four lane auto auctions and the company conducts merchandise and auto auctions, and operates a restaurant. The
First Call System has leased part of the facility. The company has executed a offer to sell the Piedmont property for $4,500,000.00.

The Company's corporate offices are located at 26030 Avenue Hall Studio
#5, Valencia, California. The Company controls 12 acres of land in Valencia, California. The premises are comprised 8 production sound stages and consist of approximately 300,000 square feet for which 220,000 are owned and the balance are leased. Offices occupy 60,000 square feet. The balance of the property consists of loading docks, outdoor sets and 450 parking spaces.

Patents, Trademarks, Copyrights, Licenses, Franchises, Concessions,
-----------------------------------------------------------------------------
Royalty Agreements or Labor Contracts, Including Duration
----------------------------------------------------------

The Company has no patent rights.  It has the following service marks:

Satellite Bingo:
---------------
 International Class 41 (production and distribution of television game shows) granted Registration Number 1,473,709 on January 19, 1988 to Satellite Bingo, Inc. 20 years.

"Hangin With The Boyz":
-----------------------
 International Class 25 (Clothing) and 41 (Production and distribution of television game shows) application filed on March 1,2000, Serial NO. 75/932,583,

"Who Can You Trust?"
--------------------
mark granted March 9,1999 for 20 years International
Class 41(production and distribution of television game shows) serial NO.75/485225,

"Fuhgetabowtit":
----------------
International Class 41 (production and distribution of television game shows) Serial NO. 75/784,763 application filed on August 26, 1999.

Globalot Bingo:
---------------
 International Class 41 (production and distribution of television game shows) applied for on September 24, 1993, by SBI Communications, Inc.

Rico Bingo:
-----------
International Class 41 (production and distribution of
 television game shows) applied for on September 24, 1993, by SBI Communications, Inc.

C-Note:
-------
International Class 41 (production and distribution of television game shows) applied for on September 24, 1993, by SBI Communications, Inc.

The Company obtained an assignment to a copyrights for "the Works," copyright registrations for Globalot Bingo and derivatives: Number PAU 855-931 (June 10, 1986); Number Pau 847-876 (March 11, 1986); Number PAU
788-031 (September 19, 1985);  Number PAU 927-410 (November 4, 1986);
Number PA 370-721 (February 9, 1988);  Number PA 516-494 (January 17, 1991);
Number PA 533-697 (January 17,1991); from Satellite Bingo, Inc., to SBI Communications, Inc., dated September 14, 1993.

The Company applied for registration of copyright of "The Final Round-The Gabriel Ruelas Story" on
December 2,2000. The Company obtained an assignment of copyright of "The Life",Txu 744-678 June 12, 1996. The Company obtained a copyright by assignment of "PCH" Pau 2-040-426 September 12, 1995.

Item 3 - Legal Proceedings
--------------------------

 Involvement in Certain Legal Proceedings
----------------------------------------

    None

 Item 4 - Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

On October 16, 2000 a 14-C was filed with the Security and Exchange Commission which a majority of the shareholders approved a plan of merger, name change, change of authorized common stock , change of par value of preferred stock and elected new directors. On February 13, 2001 the plan was approved by the Security and Exchange Commission and all shareholders were notified. This action was completed on March 6, 2001.

The Company's annual shareholder meeting with voting on proxy issues is on May 29, 2001.

                             PART II

Item 5.     Market Price of and Dividends on the Company's Common
            ------------------------------------------------------
            Equity and Related Stockholder Matters
            --------------------------------------

Preferred Stock
---------------

All attributes of the currently unissued preferred stock will be determined by the Company's board of directors prior to issuance, as permitted by and subject to the requirements of applicable Delaware law. The currently outstanding preferred stock has a $0.001 per share par value and a $5.00 per share liquidation preference; paying no dividend but convertible into common stock upon demand at a conversion rate equal to five shares of preferred to one share of preferred stock. The preferred stock has no voting rights except as to matters specifically dealing with changes in the attributes of the preferred stock.

Market for Common Equity
------------------------

The Company's stock is traded on the NASDAQ OTC Electronic Bulletin
Board under the symbol of VCMI. The Company currently has 90,139,843 shares of stock outstanding, with 5,200,000 in the public float. There are approximately 3,540 shareholders of record. For the fiscal year ended
December 31st, 2000 the Company reported revenues of $1,395,073. and a net loss of $1,891,722.
The Common Stock of Company has been traded over-the-counter since
1983. Its trading symbol on the OTCBB is "VCMI" and the Frankurt EXTRA under the symbol of"VAM" and security code #940589.
No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 1,543,000 shares of preferred stock which are convertible into common stock.

No common stock is currently being offered or proposed to be offered which offering could be reasonably expected to have a materially adverse effect on the market price of the Company's common equity; and There are approximately 2,000,000 shares of common stock which will become eligible for sale by December 31, 2001, pursuant to the provisions of Securities and Exchange Commission Rule 144.

The Company has not agreed to register securities for resale under the Securities Act of 1934, as amended, for anyone.

The following table sets forth in United States dollars the high and low bid
quotations for such shares.   Such bid quotations reflect inter-dealer prices,
without retail mark-up, mark-down or commissions, and do not necessarily re-present actual transactions. The source of the following information is the National Association of Securities Dealers, Inc.'s NASDAQ Electronic Bulletin Board.

                           Common Stock
[CAPTION]

Date                                       Low              High
----                                       ---              ----

                                         Bid                   Ask
                                        -----                 -----
                                   Low         High        Low      High
                                  -----        ----        ---     -----

1998
----
First Quarter                    $.15625     $.25000   $.28125    $.50000
Second Quarter                   $.15625     $.31250   $.21875    $.43750
Third Quarter                    $.12500     $.31250   $.28125    $.43750
Fourth Quarter                   $.12500     $.13000   $.25000    $.31250

1999
----
First Quarter                    $.13000     $.18750   $.18750    $.31250
Second Quarter                   $.12500     $.15625   $.21875    $.21875
Third Quarter                    $.01000     $.12500   $.06000    $.21875
Fourth Quarter                   $.02000     $.24000   $.04000    $.30000

2000
----
First Quarter                    $.11000     $.38000   $.16000    $.50000
Second Quarter                   $.09380     $.31250   $.16500    $.34380
Third Quarter                    $.12550    $3.5300    $.19000    $3.5313
Fourth Quarter                   $.23000    $2.1400    $.25000    $2.1563

As of December 31, 2000 there were approximately 3,540 stockholders of record of the common stock.

Prices quoted reflect a one share for twenty reverse split effective on February 1, 1993. Also, a two share for one forward split effective on August 14, 2000.

 Dividend Policy
 ---------------
The Company has never paid any dividends. it is the present intention of the Company to pay dividends as soon as possible. There can, however, be no assurance that funds for payment of dividends will ever be available, or that even if available, the Company's board of directors then serving will resolve to declare them.

Market
 ------

The Company's securities are currently quoted on the Nation Association of Securities Dealers, Inc.'s NASDAQ Bulletin Board and on the Frankfurt XETRA:"VAM". The Company expects that its securities will be listed on the National Association of Securities Dealers, Inc.'s automated quotation system ("AMEX") or ("NASDAQ") within the next 12 months and that they will be traded under its current symbol "VCMI".

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

Whether the issuer is domestic or foreign, in all cases a broker or dealer must review the financial statements and have a reasonable basis for believing that they were accurate as of the date they were made (Rule 3a51-1(g)
(3).
In most cases a broker-dealer need not inquire about or independently verify information contained in the statements. (Release No. 30608, Part III.A.4). Brokers and dealers must keep copies of the domestic or foreign issuer's financial statements for at least three years following the date of the related transaction (Rule 3a51-1(g)(4).

Security Holders
----------------

As of December 31, 2000, the latest practicable date for which information is available, the Company's management was of the opinion that the Company had approximately 3,540 common stock holders.

Dividends
---------

There have been no cash dividends declared or paid since the inception of the Company and no dividends are contemplated to be paid in the foreseeable future.

Description of Securities
-------------------------

  General
  -------

The Company is authorized to issue 110,000,000 shares of capital stock, 100,000,000 shares of which are designated as common stock, $0.001 par value per share, and the balance as preferred stock, $0.001 par value per share.

As of December 31, 2000, 15,970,878 shares of Common Stock were outstanding (excluding the 2,500,000 shares held but not yet allocated by the Company's Employees' Trust) and held of record by approximately 3,540 persons.
 In addition, 1,543,000 shares of preferred stock were outstanding, and held by approximately five persons.

Corporate Stock Transfer, 3200 Cherry Creek Drive, South; Suite 430,
Denver Colorado 80209, acts as transfer agent and registrar for the Company's common and preferred stock.

Item 6.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations and Plan of Operation.
            --------------------------------------------
Introduction
------------
Plan of Operation:

ValCom, Inc. operations at present are comprised of four divisions; 1)
Studio Rental, 2) Piedmont Alabama Facility - Auto Auction, 3) Studio Equipment Rental, and 4) Film Production.

Studio Rental
--------------
The Company owns 6 improved acres with 7 sound stages and one additional leased stage in Valencia California doing business as Valencia Entertainment International. Seven of the eights stages are leased under long term contracts to two major production companies. Rental income for the seven stages should remain constant at approximately $1,200,000 annually with only small cost of living increases. Rental income for the eighth stage should increase from the current $24,000 per month to approximately $75,000 per month in September 2001.

Piedmont Alabama Facility
-------------------------
The sale of the property located in Piedmont, Alabama for net proceeds of $3,940,000, pending as of June 30, 2000 was subsequently cancelled because the purchaser was unable to obtain financing under favorable terms.
The Company decided to develop the property as a venue for auto and antique and collectible merchandise auction. $75,000 was spent for renovation of this property during the past year. Since the implementation of the auction business plan, this segment has not generated any significant revenues.
During 2001 the Company continued, on a limited basis, the auction operation and held concerts and other entertainment events. Currently, management is in the process of seeking refinancing of the existing property in the amount of $2,500,000. The funds will be used for the payment of the existing mortgage loan which is in default and for operating capital. The Company has also executed an irrevocable offer to sell the property for $4,500,000 expiring
July 2001.

Studio Equipment Rental
-----------------------
In March 2001 the Company acquired for stock Half Day Video, Inc. a company which rents cameras and other production equipment to various production companies on a short term basis. With 5 year equipment financing the Company intends to purchase additional equipment costing approximately
$350,000.   A 100% return on this investment is expected to take less
than 6 months. Following is unaudited summary financial information for Half Day as of March 2001 and for the 12 months then ended.
[CAPTION]

  Current Assets       $205,000
  Total Assets          847,000
 Current Liabilities     40,800
  Total Liabilities      87,000
 Stockholder's Equity  $760,000
--------------------------------
  Total Revenue        $609,000
--------------------------------
   Net Loss           $ (91,000)

Film Production
---------------
Currently the Company is attempting to obtain production commitments on two series. Assuming firm commitments are obtained, production would commence in the first quarter of 2002.

In March 2001 the Company entered into a joint venture with Woody
Fraser Productions to produce various television productions. Under the terms of the agreement the Company will receive, after certain cost reimbursements, 75% of the net profits of the venture. In March 2001 the venture signed contracts to produce a series of 13 episodes and a pilot episode for a cable TV station. Revenue to be earned under these contracts during 2001 will be $2,800,000. ValCom's percentage of the net income from these productions is estimated at $400,000. Follow-on contracts and additional productions are under consideration.

 Results of Operation
 --------------------
December 31, 2000 and 1999 Comparison

As of December 31, 2000 the Company had working capital of $1,001,592. As of the prior year-end working capital was $207,372. The change was due primarily to the cash distribution of $2,000,000 to the partners of Valencia Entertainment International, LLC in January 2000 prior the merger and the increase in accruals offset by reclassification of the Alabama property as a current asset "Property Held for Sale".

Total assets were $16,008,528 at December 31, 2000 versus $18,553,228 at December 31, 1999 and additionally total liabilities were $8,987,769 and $8,422,498 respectively. The changes in total assets and liabilities are substantially accounted for by above described changes in current assets and liabilities.

For year ended December 31, 2000 the Company had revenue of $1,395,073, operating expenses of $2,400,717 and a net loss of ($1,891,722).
The loss before depreciation and interest for the year was ($733,930).

Revenue decreased $79,098 from the previous year or 5.3%. This decrease was a result of a reduction of $222,500 in production revenue partially offset by contractual increases in studio rental income. Although marketing efforts continued during the year for three film production properties, the Company was unable to negotiate any significant sales distribution contracts. Several contracts are in negotiation. No revenue was generated from the on-site merchandise and auto auction at the Piedmont facility. The auction website in development for years was not launched until March 2001.

Production costs for the year ended December 31, 2000 compared with the prior year have increased from $83,049 to $273,217 or a 229% increase. Marketing costs accounted for most of the production costs in 2000. Management reviews capitalized production costs on a quarterly basis and records write-offs as needed.
Certain productions in the development stage were abandoned during the year. Management determined that these would not be successful. Costs for these projects were appropriately expense. Selling and promotion costs increased 17% from 1999 to 2000. These costs generally were incurred to promote ValCom's common stock valuation

Depreciation expense increased to $271,714 for 2000 from $83,049 for 1999. This increase is almost entirely due to the depreciation on the Piedmont facility after it was placed in service in 2000.

For the year ended December 31, 2000 administrative and general costs expenses increased by $1,148,335 or 190.4% from 1999 amounts. Significant increases were in the following subcategories.
[CAPTION]

                                                   2000       1999
                                                  ------     ------
        Legal and accounting                      $180,985  $  33,780
        Management consulting                      264,250       -0-
         Other costs                               942,092    530,700
         Property taxes                            170,633     35,779
          Rent                                     193,650      3,016
                                          ------------------------------
                  Total                         $1,751,610   $603,275
                                          ==============================

Following are reasons for the increase in subcategories of administrative and general expenses for the year ended December 31, 2000 compared with the year ended December 31, 1999.

The $147,205 increase in legal and accounting was due to performance of audits and preparation of agreements and other legal matters related to the merger. The $264,500 increase in management consulting was due costs incurred for reorganization and planning re the newly merged company.

The $411,392 increase in other costs consist of numerous relatively small changes in a variety of categories.

The $134,854 increase in taxes and licenses was due to increased property assessment on the Valencia property and prior year under accrual of taxes due.

The $ 190,634 increase in rent was due to the lease in 2000 of additional studio space adjacent to the Valencia property.

Interest expense was $751,078 for the year ended December 31, 2000 compared with $451,588 for the prior year. The 66.3% increase was due to increased mortgage interest on the Valencia property. The mortgage on this facility was refinanced in December 1999 with an additional borrowing of approximately $2,700,000.
The effective interest rate on the refinanced mortgage also increased from 8.6% to 10.3%.

ValCom did not record any tax expense for either 2000 or 1999 due to taxable loss or tax loss carry forwards. The Company's tax loss carryforwards available balance at the end of fiscal 2000 was in excess of $11 million.

Trends events of uncertainties :
-------------------------------
The Screen Actors Guild and the Screen Writers Guild may go on strike starting May 2001. While not materially affecting the studio operation of ValCom because of its long-term rental contracts, the strike may affect the Company's plans for its own productions which could have a material affect on income for 2001 and 2002.

Capital Resources
-----------------
Internal and external source of funding:
----------------------------------------
     The Company has obtained lines of credit from City National Bank for $400,000 and projects positive cash flow from its studio division.
ValCom may issued stock for services as a means of maintaining working capital. ValCom has sufficient funds to operate for the next 12 months through its use of the credit facility, common stock issues and projected positive cash flow from its operation of business. The Company is in the process of refinancing the Piedmont property for $2,500,000. The Company has also executed an irrevocable offer to sell the property and equipment for $4,500,000.

The following table sets forth the relative relationship to total revenue of the revenue categories in the Company's statement of income and percentage changes (rounded to the nearest whole dollar).

                      Amount of Total Revenue

Fiscal Year Ended December 31,                   2000            1999
                                                 ----            ----
  Revenues:
  Lease and rental fees                    $ 1,395,073          -0-
            Other Income                         -0-            -0-
                                              ---------      --------
  Total Revenue                            $ 1,395,073        $ -0-
                                              =========      ========

In general, the Company experienced insignificant change in revenues in 2000 as it attempted to expand and develop its operations. Total revenues were $1,395,073 for 2000. The Company owned studios facilities, were leased to major production companies. There were no revenues related to the Piedmont facility operations in 1999.

Should the Company successfully acquire additional production facilities and broadcast companies under consideration, or expand operations in areas previously discussed as currently under consideration, revenues and expenses of the Company would change significantly. Management is not able to predict the impact of such changes on revenues or expenses at this time.

Statement Re Computation of Earnings Per Share
----------------------------------------------

See Notes To Consolidated Financial Statements included elsewhere in this filing for a description of the Company's calculation of earnings per share.

Item 7.    Financial Statement and Summary Financial  Data
------     -----------------------------------------------
                         Financial Statements
                         --------------------

The audited consolidated balance sheet of the Company for its years ended December 31, 2000 and audited 1999 and the related consolidated statements of operations, stockholder's equity and cash flows are submitted herewith.
                          CONTENTS OF REPORT
-------------------------------------------------------------------------------
Consolidated Independent Auditor's Report                      F-1
Consolidated Balance Sheet                                     F-2
Consolidated Statements of Operations                          F-3
Consolidated Statements of Cash Flow                           F-4
Consolidated statements of Stockholders Equity                 F-6
Notes to Consolidated Financial Statements                     F-7/F-16

To the Board of Directors
ValCom, Inc.:

We have audited the accompanying consolidated balance sheets of ValCom, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity restated and cash flows for each of the years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

/s/JAY J. SHAPIRO, C.P.A.
a professional corporation

Encino, California
April 4, 2001

                       VALCOM, INC AND SUBSIDIARIES
                 ----------------------------------------
                       CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                                  ASSETS
                                  ------

                                                           DECEMBER 31
                                                           -----------
                                                       2000            1999
                                                       ----            ----
Cash                                              $     7,787   $ 2,278,694
Accounts receivable                                    74,455       106,812
Mortgage escrow holdback                                  -0-       327,900
Other receivables                                      52,634           -0-
Prepaid expenses                                       11,569           -0-
Property held for sale                              3,940,000           -0-
                                                  ------------  -------------
Total Current Assets                              $ 4,086,445   $ 2,713,406
                                                  ------------  -------------
Fixed Assets - net                              $  11,681,381    15,700,154
Production costs                                      110,201        28,000
Prepaid loan fees                                     100,501       111,668
Deposits                                               30,000           -0-
                                                   --------------------------
Total Assets                                     $ 16,008,528  $ 18,553,228
                                               ==============  ==============
         See accompanying notes to consolidated financial statements

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
Accrued wages due stockholder                    $    670,000  $     550,000
Advances due stockholder                              200,508         95,136
Loan payable affiliate                                150,000           -0-
Accrued interest payable                              325,010        199,000
Other current liabilities                              42,461           -0-
Credit line payable                                   110,000           -0-
Notes payable -- current portion                    1,289,586      1,489,717
Accounts payable                                 $    297,285        172,181
                                                  -----------       ---------
                                                    3,084,850      2,506,034
Total Payable                                       5,902,919      5,916,464
                                                  -----------     -----------
Total Liabilities                                $  8,987,769    $ 8,422,498
                                                 =============     ==========

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares
authorized: 1,543,000 and 1,653,000 shares issued and
outstanding at December 31, 2000 and December 31,
1999, respectively                                     1,543           1,653
Common stock, par value $.001; 100,000,000 shares
authorized; 90,139,843 and 9,693,878
shares issued and outstanding
at December 31, 2000 and 1999 respectively            90,140           9,694

Additional Paid in capital                         8,101,157       9,399,742

Retained Earnings (deficit)                       (1,172,081)        719,641
                                                 ------------     -----------
                                                   7,020,759      10,130,730
                                                 ------------     -----------
                                                $ 16,008,528     $18,553,228
                                                 ============     ==========

        See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARIES
                     -------------------------------
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   -------------------------------------
[CAPTION]

                                                      December 31,
                                                    2000         1999
                                                   -----        -----

Revenue
   Rental                                     $1,328,782      $1,214,171
   Production                                     37,500         260,000
   Other                                          28,791             -0-
                                             ------------     ------------
                                              $1,395,073      $1,474,171
Cost and Expenses:
   Production                                    273,217          83,049
   Selling and promotion                         104,176          89,017
   Depreciation                                  271,714         135,376
   Administrative and general                  1,786,610         603,275
                                              -----------       -----------
                                              $2,435,717      $  910,717
                                              -----------       -----------

Operating income (loss)                       (1,040,644)        563,454

Interest Expense                                (851,078)       (451,588)
                                               -----------      -----------
Net Income (loss)                            ($1,891,722)       $111,866

Basic net income (loss) per share..............    ($.06)         ($.01)
                                              ============     ===========
Weighted number of shares                     29,805,000       9,900,000
                                             -------------     -----------

         See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARIES
                  -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
[CAPTION]

                                                             December 31
                                                             -----------
                                                     2000               1999
                                                     ----               ----
Operating Activities:
Net Income (Loss)                                 ($1,892,722)      $ 111,866
Items Not Requiring Cash:
    Depreciation and amortization                     271,714         135,376
    Stock issued for services                         628,915             -0-
    Other                                               2,167             -0-
                                                  -------------   ------------
                                                    ($988,926)      $ 247,242
                                                  -------------   ------------
Changes in:
    Receivables                                       307,623         (58,686)
    Other assets                                     (101,034)        (21,830)
    Accounts payable and other accrued expenses       403,575             -0-
    Loans payable                                     110,000             -0-
    Due to stockholder                                265,372          20,000
                                                    -----------    -----------
                                                   $  985,536     $   290,756
                                                    ===========    ===========
Cash Provided (used) by Operations                   ( 33,390)        537,998

Investing Activities:
    Acquisition of fixed assets                      (192,941)       ( 39,531)
                                                    -----------    -----------
    Cash Used by Investing Activities                (192,942)       ( 39,531)

Financing Activities:
    Principal amount on notes payable                (213,676)            -0-
    Principal payments on former mortgage                 -0-         (152,000)
    Repayment of former mortgage                          -0-       (3,261,165)
    Proceeds from mortgage refinancing                    -0-        5,664,997
    Withdrawal of capital contributions            (2,000,000)        (480,440)
    Issuance of stock                                 169,100              -0-
                                                    -----------    ------------
    Cash Provided (Used) by Financial Activities   (2,044,576)       1,771,392
                                                   ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents   (2,270,907)       2,269,859
    Cash and cash equivalents, beginning of year   (2,278,694)           8,835
                                                   ------------    ------------
    Cash and cash equivalents, end of year         $    7,787      $ 2,278,694
                                                   ============    ============

Supplemental disclosure of cash flow information:
    Interest paid                                  $  651,078      $   299,000
                                                   ============    ============
    Income taxes paid                              $      800      $       800
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARY
                 ---------------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
                YEAR ENDED DECEMBER 31, 2000 AND 1999
               ---------------------------------------

                                                    Additional
                   Common           Preferred         Paid-in    Accumulated
                  -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
January 1
1999         11,140,878 $11,141 1,693,000  $1,653     $11,825,094 (9,751,767)

Cancellation
Common Stock (1,447,000) (1,447)                          (88,991)

Recapitalization of
VEI                                                    (2,336,361) 10,359,542
Net Income                                                            111,866
for 1999     ----------- -------  --------  -------   ------------ -----------
Balance
Dec.31, 1999  9,693,878  9,694   1,653,000   1,653     (9,399,742)    719,641

Shares issued
for services  2,736,000  2,736                            616,515    (458,250)

Shares issued
for assets      100,000    100                             12,400

Shares issued
for cash        900,000    900                            169,100

Conversion
of preferred  1,100,000  1,100    (110,000)  (110)           (900)

Withdrawal of
capital contribution                                   (2,000,000)

Retirement upon
merger         (100,000)  (100)                           (19,900)

Acquisition of
VEI          75,709,965 75,710                            (75,710)

Net loss
for 2000                                                            (1,433,472)
             --------- -------  ----------- -----------  --------   ----------
Balance
December
31, 2000     90,139,843$90,140   1,543,000     $ 1,543  $8,101,157 ($1,172,081)
             ========== =======  ==========   ========= ========== ===========

             See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2000 AND 1999

NOTE 1 Summary of Significant Accounting Policies
-------------------------------------------------
Following is a summary of the significant accounting policies followed in the preparation of these financial statements, which policies are in accordance with generally accepted accounting principles:

Organization
------------
ValCom, Inc. (the "Company"), formerly SBI Communication, Inc.
was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. became the surviving corporate entity in a statutory merger with Supermin, Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to name of SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware.

In October 2000, the Company was issued 75,709,965 shares by SBI for 100% of the shares outstanding in Valencia Entertainment International
LLC ("VEI"), a California limited liability corporation. This acquisition has been accounted for as a reverse acquisition merger with VEI becoming the surviving entity. The corporate name was changed to ValCom, Inc.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and four wholly-owned subsidiaries of which only SBI Communications, Inc.
- Alabama has activity during the two-year period ended 12/31/00. These financial statements include all activities as if the acquisition occurred on January 1, 1999.



                              ValCom, Inc.
                              ------------
                Notes to Consolidated Financial Statements
               --------------------------------------------
                       December 31, 2000 and 1999
                       ---------------------------

Note 1 Summary of Significant Accounting Policies (cont'd)
----------------------------------------------------------

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ form those estimates.

Commitments, Risk And Contingencies
------------------------------------
Financial instruments that potentially subject the Company to concentrations of risk consist of trade receivables principally arising from monthly leases from television producers. Management believes all receivables to be fully collectible. In addition, the Company has a standby letter of credit for $30,000 and a price protection agreement with a shareholder for $20,000.

Cash Equivalents
----------------

The Company maintains cash and cash equivalents (short-term highly liquid investments with original maturity less than three months) with various financial institutions. From time to time, cash balances may exceed Federal Deposit Insurance Corporation insurance limits.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes.

                              ValCom, Inc.
                             --------------
               Notes to Consolidated Financial Statements
              --------------------------------------------
                       December 31, 2000 and 1999
                       ---------------------------

Note 1 Summary of Significant Accounting Policies (cont'd)
----------------------------------------------------------

Depreciation
------------
For financial and reporting purposes, the Company follows the policy of providing depreciation an amortization on the straight-line and accelerated and accelerated declining balance methods over the estimated useful lives of the assets, which are as follows:

          Building                          39 years
          Building Improvements             39 years
          Office Furniture and Equipment    5 to 7 years

Amortization of Prepaid Loan Costs
----------------------------------
For financial reporting purposes, costs are amortized on the straight line method over 10 years, the life of the related loan.

Income Taxes
------------
The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the use of the asset and liability method and recognizes deferred income taxes for the consequences of "temporary differences" by applying enacted statutory tax rate applicable to future years differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Related Party Transactions
--------------------------
From time to time, a shareholder of the Company Advances money to the Company for operations. All amounts owed to the shareholders are non-interest bearing ($200,508 at 12/31/00). In addition to advances, the Company accrued salaries payable to the shareholder totaling $120,000 and $130,000 for the years ended December 2000 and 1999, respectively. All amounts owed to the shareholders are payable on demand.

                               ValCom, Inc.
                              -------------
                 Notes to Consolidated Financial Statements
                --------------------------------------------
                         December 31, 2000 and 1999
                        ----------------------------

Note 1 Summary of Significant Account Policies (cont'd)
-------------------------------------------------------

Stock-Based Compensation
------------------------

As provided for in SFAS #123, the Company elected to apply APBO #25 and related interpretations whereby the fair value of stock given is determined at the grant date and additional disclosures are provided in Note 7.

Impairment of Long-Lived Assets
-------------------------------

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on as estimate of undisclosed future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition
-------------------

Revenues from licensing of television programming is recorded when the material is available for telecasting by the licensee and when certain other conditions are met. Rental revenue is recognized monthly pursuant to written contracts.

Note 2 Property and Equipment
-----------------------------

Property and equipment at December 31, consists of the following:

                                                  2000            1999
[CAPTION]                                        ------          ------

Land                                        $7,392,292        $8,224,792
Building                                    $4,028,785        $7,136,285
Building Improvements                       $1,240,070        $1,065,179
Office Furniture and equipment              $   39,500        $   21,450
                                           ------------       -----------
                                           $12,700,647       $16,447,706

Less: Accumulated depreciation             ( 1,019,266)      (   747,552)
                                           ------------      -------------
Net Book Value                             $11,681,381       $15,700,154
                                           ============      =============



                        VALCOM, INC AND SUBSIDIARIES
                   ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         December 31, 2000 and 1999
                        ---------------------------
NOTE 3 Notes Payable
---------------------
  The following is a summary of the Company's Notes Payable at year end.


                                                    December 31,
                                                   -------------
                                               2000            1999
                                              -----           ------
Promissory note payable to First
Fidelity Investment and Loan due
in monthly installments of principal
and interest of $54,648 at 10.03% per
annum. The rate is variable dependent
on the 6 month US T-Bill rate. The note
is secured by a deed of Trust on the
Valencia Studio property. The note
matures December 2009.                        $5,961,324       $6,000,000

Promissory note payable to private lender
due with interest at 12% per annum and
was due July, 1999. The note is secured
by a Deed of Trust on  the Piedmont
property and is presently delinquent.         $1,050,000       $1,050,000

Various other loans, short-term, 8.00%
-11.00% Interest                                 181,181          356,181
                                            ---------------    -------------
Total                                         $7,192,505        7,406.181
Less: Current Maturities                       1,289,586        1,489,717
                                            --------------   ---------------
Notes Payable                                 $5,902,919       $5,916,464
                                            ===============   ==============
Maturities on the notes are as follows:

            2001                   $1,289,586
            2002                       64,521
            2003                       71,277
            2004                       78,740
            2005                       86,986
            Thereafter             $5,601,396
                                 -------------
                                   $7,192,505
                                 =============

 The Company's average short-term weighted interest rate is 10% and 9% respectively for 2000 and 1999.
                                     F-11

                    VALCOM, INC. AND SUBSIDIARY
                ---------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               -------------------------------------------
                      December 31, 2000 and 1999
                     ----------------------------
NOTE 4 Income Taxes
---------------------
Deferred income tax assets and liabilities are summarized as follows at December 31,2000:

Deferred tax assets attributable to
operating loss carry forwards                                  $4,300,000
Valuation allowance due to uncertainty
surrounding realization of operating
loss carry forwards                                          ($ 4,300,000)
                                                              ------------
Total deferred taxes                                          $         0
                                                              ============

The Company has available at December 31, 2000, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:

              Amount of Unused                     Expiration During
              Operating Loss                           Year Ended
              Carry Forwards                           December 31
              ---------------                       ----------------
               $   200,000                                2001
               $   550,000                                2002
               $ 1,200,000                                2003
               $   300,000                                2004
               $   490,000                                2007
               $   340,000                                2008
               $   320,000                                2009
               $   650,000                                2010
               $ 1,050,000                                2011
               $   700,000                                2012
               $ 3,836,000                                2013
               $   289,000                                2014
               $ 1,892,000                                2015
              -------------
               $11,817,000
              -------------


                    VALCOM, INC. AND SUBSIDIARIES
                ------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                         December 31, 2000 and 1999
                        ----------------------------
NOTE 5 Commitments
------------------
In May 2000 the Company leased additional facilities adjacent to its location in Valencia. The lease has a term of five years. Initial monthly base rent is $29,000 with annual increases until 2004 when base rent will be $34,585. During fiscal 2000, the Company recognized $173,650 rent expense.

The Company has various employment agreements with certain officers, shareholders and key employees which expire beginning in 2002.
These agreements provide for compensation aggregating $300,000 per annum.

NOTE 6 Net Loss Per Share
-------------------------
The Company's net loss per share was calculated using weighted average shares outstanding for 2000 and 1999, respectively. Although convertible preferred stock is a common stock equivalent, with a conversion rate of 5 shares of common stock for each share of preferred stock conversion has not been included in the calculation of earnings per share as it would be antidilutive.

NOTE 7 Stockholders' Equity
---------------------------
In December 1999, the Company place a stop order on 1,447,000 shares of common stock for non-performance under contract.

In January 2000, the Company issued 200,000 shares of its common stock for cash of $5,000 and financial marketing services with a fair value of $7,500.

In January 2000, Valencia Entertainment International, LLC distributed $2,000,000 to its partners. This amount was accounted for as a reduction of partners' capital.

                              ValCom, Inc.
                             -------------
               Notes to Consolidated Financial Statements
               -----------------------------------------
                        December 31, 2000 and 1999
                        --------------------------

NOTE 7 Stockholders' Equity (cont'd)
-------------------------------------

In February 2000, the Company issued 400,000 shares of restricted stock for the origination of a $150,000 loan from two parties.

In June 2000, the Company issued 100,000 shares for $25,000 cash.

In June 2000, the Company issued 100,000 shares for $20,000 cash.
These shares were sold to VEI and were therefore retired upon merger in October 2000.

In October 2000, the Company split its common stock on a 2-for-1 basis changed par value of its preferred stock from $5.00 to $.001 per share and issued 75,709,965 post-split shares of common stock to the partners of Valencia Entertainment International, LLC. The consolidated financial statements have been retroactively restated for the split.

In November 2000, the Company issued 200,000 shares of restricted stock for legal services at fair value. A price guarantee of $0.50 accompanied the issuance.

In December 2000, the Company issued 6,000 shares of restricted stock to employees of the Company. These shares were valued at $0.50 per share.

In December 2000, the Company issued 500,000 shares of restricted stock as satisfaction of a debt of $250,000.

In December 2000, the Company issued 500,000 shares of restricted common stock for cash of $125,000.

In December 2000, the Company issued 1,000,000 shares of restricted common stock for management consulting and legal services with a fair value of $175,000.

                               ValCom, Inc.
                              --------------
                Notes to Consolidated Financial Statements
               ---------------------------------------------
                        December 31, 2000 and 1999
                        --------------------------
NOTE 8 Segment Information
--------------------------

The Company has two segments - studio operations and production/distribution of television programming.

                                       Studio            Programming
                                      -------           -------------
      Identifiable assets          $15,898,327            $110,201
                                   ===========          =============
      Revenues                       1,357,573              37,500
                                   ===========          =============
      Operating Profits (losses)     ($804,927)          ($235,717)
                                   ===========          =============

NOTE 9 Subsequent Events
------------------------

a) In 2001, the Company acquired 100% ownership of Half/Day Video, Inc., a California corporation, for 950,000 shares of ValCom, Inc. Common Stock. If this transaction took place on January 1, 2000, the revenues, net loss and net loss per share would be $3,395,000, ($3,644,000), and ($.12), respectively.

b) In January 2001, the Company adopted an Employee Stock Compensation Plan. Such plan provides for issuance of shares of common stock to compensate employees, consultants, and other professionals engaged by the Company. The Company issued 1,500,000 shares for services by consultants valued at $262,500.

c) The Company has listed the Piedmont Property of sale at an asking price of $4,500,000. The net book value at 12/31/2000 as included in Note #2 is #3.9 million. Management intends on using proceed to satisfy current obligations of approximately $2.5 million. Such obligations are also subject to negotiation.

d) The Company has a letter of intent from as investment firm to raise $10,000,000 subject to certain conditions including a successful $1,000,000 private placement.

                    VALCOM, INC. AND SUBSIDIARIES
                -----------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                      December 31, 2000 and 1999
                     ---------------------------

NOTE 10 Restatement of Financial Statements
-------------------------------------------

The balance sheet and statement of stockholders' equity as of December 31, 1999 and for the 12, months then ended have been restated to reflect a reversal of preferred stock cancellation. Originally in 1998, 1,500,000 shares of preferred sock with a par value of $5.00 per share was issued in connection with the purchase of the Company's building and land in Piedmont, Alabama. The preferred shares were canceled due to non-performance under the sale contract. It now has been determined that the cancellation should not be recorded unless or until the preferred stock certificates are surrendered to the Company. The reversal is necessary based on new information received by the Company.

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

[CAPTION]

                                  December 31, 2000     December 31, 1999
                                  -----------------      -----------------
Statement of Operations Data
----------------------------
Gross Revenues                    $ 1,395,073               $1,474,171
Income from Operations(Loss)     ( $1,891,722)                 111,866
Net Income(Loss) per share *        (    .06)                (    .01)

Balance Sheet Data
------------------
                                   Assets
                                   ------
Current Assets                     $ 4.086,445             $  2,713,406
                                  ------------              -------------
Fixed assets-net                   $11,681,381             $ 15,700,154
Production costs                       110,201                   28,000
Prepaid loan fees                      100,501                  111,668
Deposits                                30,000                     -0-
                                  -------------             -------------
Total Assets                       $16,008,528              $18,553,228
                                  =============             =============
Liabilities
-----------
Current Liabilities                 3,084,850                 2,506,034
Notes payable                       5,902,919                 5,916,464
                                   ----------                ----------
Total Liabilities                   8,987,769                 8,422,498
Total Stockholders' Equity         $7,020,759               $10,130,730
--------------------------         ----------                 ---------

Total Liabilities and Equity      $16,008,528             $  18,553,228
                                   ===========              =============

______
* See above. Per share data is computed based on the weighted average of common stock outstanding as of the report date.

 Item 8. Charges in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------
In March 20, 2000 Daniel, Ratliff, and Company, independent certified public accountants, previously engaged as the principal accountant to audit the prior financial statements of the Company, resigned. The resignation resulted from the Company moving its corporate offices to the west coast (Glendale, California) and the conclusion that the Company would be better served through the engagement of a local Certified Public Accounting firm. The Company elected to utilize the services of Jay J. Shapiro, CPA of Encino, California.

The decision to change accountants was approved by the Board of Directors of the company. There have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have cause it to make reference to the subject matter of the disagreements in connection with its report for 1998 and 1999. The Company has filed with the Securities and Exchange Commission an 8-K dated march 29, 2000 disclosing this action. The Company has requested that the former accountants furnish them with letter stating whether they agree with the statements made by the registrant, and, if not, stating the respects in which they do not agree as indicating in
Item 4. A copy of this letter was filed by Exhibit with an 8-K.

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

[CAPTION]

Name             Age       Position                         Since
----             ---       --------                         ----
Vince Vellardita  42     CEO/ Chairman of the Board           2000
Steve Weber       56     President/CFO/Director               2000
Ronald Foster     59     Secretary/Vice President/Director    1986
David Weiner      41     Director                             2001

   Messrs. Vellardita , Fosters, and Mr. Weber are all engaged with the Company's business on a full time basis.
All directors hold office until the next annual meeting of stockholders of the Company (currently expected to be held during May 2001) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the board of directors. There are currently no committees of the board of directors.

Biographies of the Company's Executive Officers and Directors
-------------------------------------------------------------
     Vince Vellardita
 Vince Vellardita is currently President, Chief Executive Officer, and
Chairman of the Board of ValCom, Inc. Mr. Vellardita was instrumental in having Valencia Entertainment acquire a 180,000 square foot production facility in Valencia, California that houses 8 film and production sound stages that have been occupied for the past four years by the hit CBS series' JAG and Fox's Power Rangers. Mr. Vellardita began his career in 1977 as a music producer and promoter of live shows and is credited with bring Duran/Duran and U2 to North America for their first US tours. He also produced a benefit tour for the 1980 Presidential campaign of John Anderson. Mr. Vellardita is a 25 year veteran production exective with a successful track record that extends throughout many arms of the Entertainment Industry. While in Nashville Mr. Vellardita was responsible for the turn a round for a small,(run of the mill) production house for music into a television satellite network, housing multiple sound-stages and edit bays. Mr. Vellardita also increased revenues by bring national accounts to this network. Mr. Vellardita has been involved in over 10,000 episodes of television and 100 films. After
Mr. Vellardita's success in Nashville, he moved to Los Angeles focusing on film and television where he developed independent production studios.
Mr. Vellardita handled everything from the coordination of sales and contracts negotiations, to the launching of Marketing strategies to lure some of the biggest names in the television community. These include Paramount, Warner Brothers, and Disney. Mr. Vellardita does not currently serve as a director of any other reporting company.


     Ronald Foster,
 Ron Foster has served as the Company's Chief Executive
Officer, President and Chairman of the Board from 1986 to October 2000.
Mr. Foster, 59, is presently Vice President and director on the Board of ValCom. He has been working with the Company since its inception in 1984. His primary responsibilities include finance, marketing and technical review. In addition to his responsibilities with the Company, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia. Mr. Foster was also the owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. Previously, Mr. Foster has served as president and director of Ed-Phills, Inc., a Nevada corporation, and executive vice president and member of the Board of Directors of Golden American Network, a California corporation. From 1984 to 1994, he has also been the president and chief executive officer of ROPA Communications, Inc., which owned and operated WTAU-TV-19 in Albany, Georgia. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network (FNN), a national cable network.
Mr. Foster also has experience as technical director and associate producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS.
Mr. Foster is Director/Producer/Writer of the Company Interactive Broadcast Programs. Other than the Company, Mr. Foster does not currently serve as a director of any other reporting company.

    David Weiner,
Mr. Weiner received his MBA degree from U.C.L.A. and gained a wide variety of business experiences early in his career working in the investment banking and pension fund management arena. He joined the consulting group of Deloitte and Touche in 1988, where he provided general and corporate finance consulting services to a wide variety of entertainment, telecommunications, and direct response clients including K-tel, International, Inc. Mr. Weiner joined K-tel in 1993, as Vice President of Corporate Development and was appointed President in September of 1996. His responsibilities included directing all United States operations of the company as well as its wholly owned subsidiaries in the Untied Kingdom, Germany and Finland. Mr. Weiner resigned as President of K-tel in 1998 to form W-Net, Inc., an Internet and software development and consulting firm. Mr. Weiner does not currently serve as a director of any other reporting company.

     Stephen A Weber,
Mr. Weber is the Chief Financial Officer of ValCom, Inc.
Mr. Weber has over 20 years of background in Finance and Management and is a certified public accountant. Prior to joining ValCom, Mr.
Weber was the Co-founder and President of a publicly traded marketing company that had annual revenues of $60 million. Mr. Weber was instrumental in negotiating the sale ofthe company to a NYSE corporation. Prior to joining ValCom, Mr. Weber, was a practicing CPA for 13 years, where he wae the managing partner for a regional audit firm. Currently, in addition to his duties at ValCom Mr. Weber also consults for a publicly traded Internet company, Genesis Entermedia.com, Inc. where he sits on the Board of Director and is Chairman of the Audit Committee.

          Meeting and Committee of the Board of Directors
         -------------------------------------------------
     Each director is elected to serve for a term of one (1) year until the next annual meeting of shareholders or until a successor is duly elected and qualified. There are no family relationships among directors or persons nominated or chosen by the Company to become a director. The present term of office of each director will expire at the next annual meeting of shareholders.

     During the fiscal year ended December 31, 2000, the Board of Directors held 42 meetings of which no director attended fewer than 75% of the total number of meetings. Outside directors received no cash compensation for their services, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company.
No officer of the Company receives any additional compensation for his services as a director, and the Company does not contribute to any retirement, pension, or profit sharing plans covering its directors.

Item 10     Executive Compensation
----------------------------------

The Summary Compensation Table below sets forth all compensation paid to the Officers and Directors of the Company during the Company's year ended December 31, 2000 and 1999.Prior to June of 1992, the date on which a change in control of the Company was effected and current management took over their respective positions, previous management conducted no business, the Company's was inactive and no compensation was paid or deferred to and of the Company's officers or directors.

                     2000 Summary Compensation Table
                     -------------------------------
[CAPTION]

Name             Annual Compensation Long Term Compensation
and               Awards Awards    LTIP All
Principal                             Restricted Restricted  Pay- Other
Position          Salary Bonus   Other  Stock    Options   outs   Compensation
--------          ------------   ------------    -------   ----   ------------
Vince Vellardita ** (5)    *     *      *          *         *         *
Steve Weber***   (7) *     *     *      *          *         *         *
Ron Foster    +  (6)*(4)   *     *      *          *         *         *
______________________________________________________________________________
                      1999 Summary Compensation Table
                      -------------------------------
Name      Annual Compensation Long Term Compensation
and               Awards Awards    LTIP All
Principal                            Restricted   Restricted  Pay- Other
Position           Salary Bonus   Other  Stock   Options      outs
Compensation
Ronald Foster **     5    Y    *    Y      *      *            *
Claude Pichard +(2)  *    *    *    *      *      *            *
Karien Anderson(1)(2)8    *    *    *      *      *            *

_____________________________________________________________________________
_
*  None.
**  Chairman and Chief Executive Officer.
*** President & Chief Financial Officer.
+   Vice President.
(1)  Secretary and Treasurer.
(2)  Director.
(3)  Director.
(4)  Vice President.
(5) $120,000.
(6) $120,000.
(7) $ 80,000.
(8) $ 30,000.
(9) No person listed has any options to acquire securities of the kind required to be disclosed pursuant to instruction 1 of Item 403 of Regulation SB.
(Y) Yes

Employment Agreements
---------------------
The Company is a party to employment agreements with Vince Vellardita and Ronald Foster.

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

(b In addition to the foregoing, Mr. Foster is entitled to a benefit package equal to the most favorable benefit package provided by the Company or its subsidiaries to any of their employees, officers, directors, consultants or agents.

 All required payments are accruing until such time as the Company has adequate funds to meet its operating expenses and commitments.

Item 11.  Security Ownership of Certain Beneficial Owners & Management
------------------------------------------------------------------------------

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

Name and Address of           Amount of      Nature of          Percent of
      Beneficial Owner          *Shares        Ownership             Class
      Ronald Foster              4,154,118    Record &           4.6% Common
      103 Firetower Road                      Beneficial
      Leesburg, Georgia, 31763

      Vince Vellardita          18,077,491    Record &            20% Common
      26030 Avenue Hall                       Beneficial
      Valencia, California 91355

      E-Blaster International   30,000,000    Record &            33% Common
      JL. H.R. Rasuna Said Kav.               Beneficial
      B-1 6th Floor,
      Jakarta, 12920
      Indonesia

      Radorm Technolgy Limited   5,678,247    Record &           6.2% Common
      Jakarta, 12920                          Beneficial
      Indonesia

      Great Asian Holdings Limit 21,104,227    Record &           23% Common
      Jakarta, 12920                           Beneficial
      Indonesia

_______________________________________________________________________________
*  Includes all stock held either personally or by affiliates.

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

[CAPTION]

Title of     Name of                  Amount         Nature of Percent of
Class        Beneficial Owner         Shares         Ownership Class
-----        ---------------          ------         ---------------
Common  Ronald Foster               4,154,118      **        04.50%
Common  Vince Vellardita           18,077,491      ***       20.05%
Common  Steve Weber                   400,500      **        00.07%
Common  David Weiner                     0         ***       00.00%
Common  All officers and directors
        as a group (4 people)      22,632,109      **        25.62%

___
*  Includes all stock held either personally or by affiliates.
** Record & Beneficial.
*** Not Applicable.
   To the best knowledge and belief of the Company, there are no arrangements, understandings, or agreements relative to the disposition of the Company's securities, the operation of which would at a subsequent date result in a change in control of the Company.

Changes In Control
------------------
ValCom is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of ValCom.

Item 12.   Certain Relationships and Related Transactions
---------------------------------------------------------
There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company of any of its affiliated subsidiaries.

                             PART IV
                             -------
Item 13.     Index to Exhibits
-------      -------------------
             Description of Exhibits


            Page or
Exhibit    Source of
Number   Incorporation              Description
------  -----------------         ---------------

EX 27                     Summary Financial Information
EX A                      Merger Agreement
EX B                      Written Consent of The Majority Stockholders
EX C                      The Name Amendment
EX D                      The Par Value & Authorized Share Amendment
EX E                      Joint Venture Agreement Woody Fraser
EX F                      Memorandum of Agreement Half-Day
8-K        Edgar          20 each 8-K filing were made throughout 2000
PRE14-C    Edgar          Filed October 23, 2000
DEF14-C    Edgar          Filed February 13, 2001

                     Additional Information
                     ----------------------
                          Headquarters
                          ------------
                           ValCom, Inc.
                           ------------
     26030 Avenue Hall Studio #5 - Valencia, California 91355.
      ------------------------------------------------------
                          Subsidiaries
                          ------------
         SBI Communications, Inc., a Alabama Corporation
                  -------------------------
          576 Hwy 278 Bypass - Piedmont, Alabama 36272
          -------------------------------------------
         SBI Communications, Inc., a Nevada Corporation
       ---------------------------------------------------
       1063 Centerville Lane, Gardnerville, Nevada 89410
       -------------------------------------------------
      Valencia Entertainment International, a California LLC
     --------------------------------------------------------
       26030 Ave Hall Studio #5, Valencia, California 91355
      ------------------------------------------------------
                          Half/Day Video
                          --------------
          2711 Empire Avenue - Burbank, California  91504
         -------------------------------------------------
                     Woody Fraser Productions
                     ------------------------
         28309 Avenue Crocker - Valencia, California 91355
         --------------------------------------------------

                      Officers & Directors
                      --------------------
Vince Vellardita:  Chairman of the Board, President & Chief Executive Officer
                    Steve Weber: CFO/Director
          Ron Foster:Secretary/Vice President/Director
                     David Weiner: Director

                            Auditors
                            --------
                       Mr. Jay J. Shapiro
         Jay J. Shapiro, CPA. A Professional Corporation
  16501 Ventura Boulevard, Suite 650, Encino, California 91436

                          Legal Counsel
                           ------------

              Pollet & Richardson  - Mr. Nimish Patel

                         Transfer Agent
                         --------------
                    Corporate Stock Transfer
3200 Cherry Creek Drive South; Suite 430; Denver, Colorado  80209

Exhibits to this Form 10-KSB will be provided, subject to payment of actual copy costs, to shareholders of the Company upon written request addressed to Marcus Omote, ValCom, Inc., at the Company's headquarters listed above.

                             Signatures
                             ----------

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the Company has duly caused this First Amended Registration Statement to be signed on its behalf by the undersigned, hereunto duly authorized.


                          ValCom, Inc.

Dated: April 14, 2001

                       /s/Vince Vellardita
                       -------------------
                          Vince Vellardita
                    Chairman, President & Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf or the Company and in the capacities and on the dates indicated.
[CAPTION]

            Signature         Title                           Date
            ---------         -----                           ----
/s/ Vince Vellardita  Chairman, President                  May 30, 2001
  -----------------   & Chief Executive Officer
   Vince Vellardita

/s/ Steve Weber       Director, And CFO                    May 30, 2001
-------------------
    Steve Weber

/s/ Ronald Foster     Director, Secretary/Vice President   May 30, 2001
------------------
    Ronald Foster

/s/David Weiner       Director                             May 30, 2001
----------------
   David Weiner
