Form 10KSB/A
period 2000-12-31
SBI COMMUNICATIONS INC
filed 2001-04-19
CIK 1013453

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

                        Table of Contents
Item      Page
Number    Number    Item Caption
------    ------    ------------
Part I
------

Item 1.   3    Description of Business
Item 2.   9    Description of Properties
Item 3.   11   Legal Proceedings.
Item 4.   11   Submission of Matters to a Vote of Security Holders

Part II
-------

Item 5.   11   Market Price of and Dividends on the Registrant's Common
               Equity and other  Shareholder Matters
Item 6.   16   Management's Discussion and Analysis or Plan of Operation

Item 7.   20/F1Financial Statements and Summary Financial Data
Item 8    36   Changes in and Disagreements with Accountants on
               Accounting and Financial  Disclosure
Part III
--------

Item 9    36   Directors, Executive Officers, Promoters and Control Persons
Item 10.  39   Executive Compensation
Item 11.  40   Security Ownership of Certain Beneficial Owners and
               Management
Item 12.  41   Certain Relationships and Related Transactions

Part IV
-------

Item 13.  41   Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

Signatures  43
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

         See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARIES
                  -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
[CAPTION]

                                                             December 31
                                                             -----------
                                                     2000               1999
                                                     ----               ----
Operating Activities:
Net Income (Loss)                                 ($1,892,722)      $ 111,866
Items Not Requiring Cash:
    Depreciation and amortization                     271,714         135,376
    Stock issued for services                         628,915             -0-
    Other                                               2,167             -0-
                                                  -------------   ------------
                                                    ($988,926)      $ 247,242
                                                  -------------   ------------
Changes in:
    Receivables                                       307,623         (58,686)
    Other assets                                     (101,034)        (21,830)
    Accounts payable and other accrued expenses       403,575             -0-
    Loans payable                                     110,000             -0-
    Due to stockholder                                265,372          20,000
                                                    -----------    -----------
                                                   $  985,536     $   290,756
                                                    ===========    ===========
Cash Provided (used) by Operations                   (  3,390)        537,998

Investing Activities:
    Acquisition of fixed assets                      (192,941)       ( 39,531)
                                                    -----------    -----------
    Cash Used by Investing Activities                (192,942)       ( 39,531)

Financing Activities:
    Principal amount on notes payable                (213,676)            -0-
    Principal payments on former mortgage                 -0-         (152,000)
    Repayment of former mortgage                          -0-       (3,261,165)
    Proceeds from mortgage refinancing                    -0-        5,664,997
    Withdrawal of capital contributions            (2,000,000)        (480,440)
    Issuance of stock                                 169,100              -0-
                                                    -----------    ------------
    Cash Provided (Used) by Financial Activities   (2,044,576)       1,771,392
                                                   ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents   (2,270,907)       2,269,859
    Cash and cash equivalents, beginning of year   (2,278,694)           8,835
                                                   ------------    ------------
    Cash and cash equivalents, end of year         $    7,787      $ 2,278,694
                                                   ============    ============

Supplemental disclosure of cash flow information:
    Interest paid                                  $  651,078      $   299,000
                                                   ============    ============
    Income taxes paid                              $      800      $       800
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

[CAPTION]

                                  December 31, 2000     December 31, 1999
                                  -----------------      -----------------
Statement of Operations Data
----------------------------
Gross Revenues                    $ 1,395,073               $1,474,171
Income from Operations(Loss)     ( $1,891,722)                 111,866
Net Income(Loss) per share *        (    .06)                (    .01)

Balance Sheet Data
------------------
                                   Assets
                                   ------
Current Assets                     $ 4,086,445             $  2,713,406
                                  ------------              -------------
Fixed assets-net                   $11,681,381             $ 15,700,154
Production costs                       110,201                   28,000
Prepaid loan fees                      100,501                  111,668
Deposits                                30,000                     -0-
                                  -------------             -------------
Total Assets                       $16,008,528              $18,553,228
                                  =============             =============
Liabilities
-----------
Current Liabilities                 3,084,850                 2,506,034
Notes payable                       5,902,919                 5,916,464
                                   ----------                ----------
Total Liabilities                   8,987,769                 8,422,498
Total Stockholders' Equity         $7,020,759               $10,130,730
--------------------------         ----------                 ---------

Total Liabilities and Equity      $16,008,528             $  18,553,228
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

Exhibits to this Form 10-KSB will be provided, subject to payment of actual copy costs, to shareholders of the Company upon written request addressed to Marcus Omote, ValCom, Inc., at the Company's headquarters listed above.
                                    -42-

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
[CAPTION]

            Signature         Title                           Date
            ---------         -----                           ----
/s/ Vince Vellardita  Chairman, President                  May 30, 2001
  -----------------   & Chief Executive Officer
   Vince Vellardita

/s/ Steve Weber       Director, And CFO                    May 30, 2001
-------------------
    Steve Weber

/s/ Ronald Foster     Director, Secretary/Vice President   May 30, 2001
------------------
    Ronald Foster

/s/ David Weiner      Director                             May 30, 2001
----------------
    David Weiner
