Form 10QSB
period 2001-03-31
SBI COMMUNICATIONS INC
filed 2001-05-21
CIK 1013453

Securities and Exchange Commission
                        Washington, D.C., 20549

                             FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal quarter ended March 31, 2001

Commission file Number 0-28416
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

=====================================================================
                              ValCom, Inc.
       (Name of small business issuer specified in its charter)
=====================================================================

         Delaware                                  58-1700840
         --------                                  ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification Number)

         26030 Avenue Hall - Studio #5, Valencia, California 91355
         -----------------------------------------------------
         (Address of Principal executive offices)       (Zip code)
                           (661) 257-8000
                           --------------
                       Issuer's telephone number

=====================================================================

Securities registered pursuant to 12(b) of the Act:  None
Securities to be registered pursuant to Section
12(g) of the Act: Common Stock and Preferred Stock

       Common Stock $0.001 Par Value - Preferred Stock $0.001 Par Value
       ---------------------------------------------------------------
                              (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [ X ]    NO [    ]

As of March 31, 2001 the Registrant had 93,311,507 shares of its $0.001 par value Common Stock Outstanding.

=====================================================================
                               May 18, 2001
=====================================================================

Table Of Contents
                            ValCom, Inc.
                             FORM 10-QSB
                                INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         4
                      Consolidated Balance Sheets as of
                        December 31, 2000 and
                        and March 31, 2001

                      Consolidated Statements of Operations     6
                        for the three months ended
                        March 31, 2000 and 2001

                      Consolidated Statement of Changes         8
                        in Shareholders' Equity for the three
                        months ended March 31, 2001

                      Consolidated Statements of Cash Flows     7
                        for the three months ended March 31,
                        2000 and 2001

                      Notes to Consolidated Financial State-    9
                        ments

  Item 2.             Management's Discussion and Analysis      14
                        of Financial Condition and Results
                        of Operations Condition

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        17

  Item 2.             Changes in Securities                    17

  Item 3.             Defaults Upon Senior Securities          17

  Item 4.             Submission of Matters to a Vote          17
                      of Security  Holders

  Item 5.             Other Information                        17

  Item 6.             Exhibits and Reports on Form 8-K         17

                      Signatures                               18


PART I. FINANCIAL INFORMATION

                   INDEPENDENT ACCOUNTANTS' REPORT
                   -------------------------------
We have reviewed the accompanying consolidated balance sheet, statement of operations, and cash flows of ValCom, Inc., and subsidiaries as of March 31, 2001, and for the three-months period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institure of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such as opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be conformity with generally accepted accounting principles.

/s/ Jay J. Shapiro, CPA P.C.
----------------------------
JAY J. SHAPIRO, C.P.A.
a professional corporation


May 18, 2001
Encino, California

Financial Statements
                     VALCOM, INC. AND SUBSIDIARY
                    -----------------------------
                     CONSOLIDATED BALANCE SHEETS
                    -----------------------------

                                                    March 31,      Dec.31,
                                                       2001          2000
                                                      ------        -----
                                                   (Unaudited)     (Audited)
Cash                                             $    18,660    $    52,777
Accounts receivable                                   88,714        116,322
Other receivables                                     52,634         52,634
Prepaid expenses                                      14,366         11,569
Property held for sale                             3,940,000      3,940,000
                                                  ------------  -------------
Total Current Assets                               4,114,374      4,173,302
                                                  ------------  -------------
Fixed Assets - net                                11,875,160     11,750,687
Production costs                                     113,660        110,201
Prepaid loan fees                                     97,711        100,501
Deposits                                              30,000         30,000
Investment in partnership                            113,523           -0-
                                                   --------------------------
Total Assets                                     $16,344,428   $ 16,164,691
                                               ==============  ==============

         See accompanying notes to consolidated financial statements

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
Accrued wages due stockholder                    $  700,000    $     670,000
Advances due stockholder                            236,009          200,508
Loan payable affiliate                                 -0-           150,000
Accrued interest payable                            299,240          325,010
Other current liabilities                           265,470           55,661
Credit line payable                                 243,470          110,000
Notes payable -- current portion                  1,389,000        1,289,586
Accounts payable                                    304,831          298,506
                                                  -----------       ---------
                                                  3,438,020        3,099,271
Notes Payable                                     6,012,346        5,902,919
                                                  -----------     -----------
Total Liabilities                                 9,450,366        9,002,190
                                                 ------------     -----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000 shares
authorized: 1,543,000 shares issued and
outstanding at March 31, 2001 and December 31,
2000 respectively.                                    1,543            1,543
Common stock, par value $.001; 100,000,000 shares
authorized; 93,331,507 and 90,139,843
shares issued and outstanding
at March 31, 2001 and December 31, 2000
respectively.                                        93,332           90,140

Additional Paid in capital                        8,857,206        8,242,899

Retained Earnings (deficit)                      (2,058,019)      (1,172,081)
                                                 ------------     -----------
                                                  6,894,062        7,162,501
                                                 ------------     -----------
                                                $16,344,428      $16,164,691
                                                 ============     ===========

        See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARIES
                     -------------------------------
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   -------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31,
                   ------------------------------------
                               (UNAUDITED)

                                                        March 31,
                                                    2001        2000
                                                   -----        -----
Revenue:
   Rental                                     $ 389,370      $ 380,321
   Production                                   260,000        108,139
   Other                                           -0-           6,833
                                             ------------     ------------
                                              $ 649,370      $ 495,293
Cost and Expenses:
   Production                                   198,172        123,955
   Selling and promotion                         45,202           -0-
   Depreciation                                  46,579         55,831
   Administrative and general                 1,063,979        234,861
                                              -----------     -----------
                                             $1,353,932      $ 414,647
                                              -----------     -----------
Operating income (loss)                      (  704,561)        80,646
Interest Expense                             (  181,377)      (144,187)
                                               -----------    -----------
Net Income (loss)                            ( $885,938)      ($63,541)

Basic net income (loss) per share...........  ($  0.01)         ($0.00)
                                              ============     ===========
Weighted number of shares                     91,735,000      89,900,000
                                             -------------     -----------

         See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARIES
                  -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31,
                   --------------------------------------
                                 (UNAUDITED)

                                                     2001               2000
                                                     ----               ----

Operating Activities:
Net Income (Loss)                                ($ 885,938)      $ (63,541)
Items Not Requiring Cash:
    Depreciation and amortization                    49,368          55,831
    Stock issued for services                       262,500          52,500

                                                  -------------   ------------
                                                 ($ 574,070)      $  44,790
                                                  -------------   ------------
Changes in:
    Receivables                                      27,608          22,846
    Mortgage escrow holdback                           -0-         (327,900)
    Prepaid expenses                                ( 2,797)           -0-
    Other assets                                       -0-          (36,245)
    Production costs                                ( 3,459)           -0-
    Accounts payable and other accrued expenses     190,364          37,573
    Loans payable                                   133,470            -0-
    Due to stockholder                               65,501         155,000
                                                    -----------    -----------
                                                   $410,687       ($148,726)
                                                    ===========    ===========
Cash Provided (used) by Operations                 (163,383)      ( 103,936)

Investing Activities:
    Acquisition of fixed assets                    (171,052)      (  17,083)
    Investment in partnership                      (113,523)           -0-
                                                   -----------    -----------
    Cash Used by Investing Activities              (284,575)      (  17,083)
                                                   -----------    -----------
Financing Activities:
    Principal amount on notes payable               208,841          41,753
    Withdrawal of capital contributions                           2,000,000
    Issuance of stock                               205,000
                                                   -----------    ------------
    Cash Provided (Used) by Financial Activities    413,841      (1,958,247)
                                                   ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents   ( 34,117)     (2,079,266)
    Cash and cash equivalents, beginning of year     52,777       2,279,432
                                                   ------------   ------------
    Cash and cash equivalents, end of year         $ 18,660      $  200,166
                                                   ============    ============

Supplemental disclosure of cash flow information:
    Interest paid                                  $181,377        $114,187
                                                   ============    ============
    Income taxes paid                              $    800        $  1,600
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARY
                 ---------------------------------------
             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
EQUITY
            -----------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2001
                 ---------------------------------------

                                                    Additional
                   Common           Preferred         Paid-in    Accumulated
                  -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
Jan.1, 2001 90,139,843$90,140   1,543,000  $1,543    $8,101,157  ($1,172,081)
Shares issued
for services 1,500,000  1,500                           261,000  (   218,750)

Shares issued
for debt
retirement     331,664    332                           149,668

Shares issued
for cash       410,000    410                           204,590

Conversion
of preferred

Acquisition of
Half/Day       950,000    950                           140,791

Net loss
for the Period                                                    (  667,188)
            --------- -------  ----------- ---------  ---------    ----------
Balance
March
31, 2001   93,331,507 $93,332   1,543,000    $1,543 $8,857,206   ($2,058,019)
            ========== =======  ==========  ========= ==========  ===========

         See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                UNAUDITED MARCH 31, 2001 AND DECEMBER 31, 2000

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

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and four wholly-owned subsidiaries of which only SBI Communications, Inc. Alabama has activity during the periods presented. These financial statements include all activities as if the acquisition occurred on January 1, 1999.

                              ValCom, Inc.
                              ------------
                 Notes to Consolidated Financial Statements
               --------------------------------------------
              Unaudited March 31, 2001 And December 31, 2000
                       ---------------------------

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

                              ValCom, Inc.
                             --------------
               Notes to Consolidated Financial Statements
              --------------------------------------------
              Unaudited March 31, 2001 And December 31, 2000
                       ---------------------------

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

          Building                          39 years
          Building Improvements             39 years
          Office Furniture and Equipment    5 to 7 years
          Production Equipment              5 to 7 years

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

Related Party Transactions
--------------------------
From time to time, a shareholder of the Company Advances money to the Company for operations. All amounts owed to the shareholders are non-interest bearing ($236,009 at 03/31/01). In addition to advances, the Company accrued salaries payable to the shareholder totaling $30,000 and $30,000 for the quarter ended March 31, 2001 and 2000, respectively. All amounts owed to the shareholders are payable on demand.

                               ValCom, Inc.
                              -------------
                 Notes to Consolidated Financial Statements
                --------------------------------------------
               Unaudited March 31, 2001 And December 31, 2000
                        ----------------------------

Note 1 Summary of Significant Account Policies (cont'd)
-------------------------------------------------------

Stock-Based Compensation
------------------------

As provided for in SFAS #123, the Company elected to apply APBO #25 and related interpretations whereby the fair value of stock given is determined at the grant date.

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

Note 2 Property and Equipment
-----------------------------

Property and equipment consists of the following:

                                               March 31,       December 31,
                                                  2001            2000
                                               ---------       ----------

Land                                        $ 7,392,292       $ 7,392,292
Building                                      4,028,785         4,028,785
Building Improvements                         1,244,431         1,240,070
Office Furniture and equipment                   56,190            39,500
Production equipment                            669,737           519,737
                                            ------------       -----------
                                            $13,391,435       $13,220,384

Less: Accumulated depreciation             ( 1,516,275)      (  1,469,697)
                                           ------------      -------------
Net Book Value                             $11,875,160        $11,750,687
                                           ============      =============



                        VALCOM, INC AND SUBSIDIARIES
                   ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                Unaudited March 31, 2001 And  December 31, 2000
                          ---------------------------

NOTE 3 BUSINESS ACQUSISTION
---------------------------
      In March 2001, the company acquired 100% ownership of Half Day Video,
Inc. a California corporation, for 950,000 shares of ValCom, Inc. common stock. The net book value of Half Day Video, Inc. has been determined to be the fair market value of the common stock issued.

NOTE 4 INVESTMENT IN PARTNERSHIP
--------------------------------

On March 30, 2001 the Company entered into a partnership with Woody Fraser
Productions to produce various television productions. Under the terms of the agreement the Company will receive, after certain costs reimbursements, 75% of the net profits of the venture. This investment is beingg accounted for using the equity method. As of March 31, 2001 the Company has invested
$113,523 in the partnership and the partnership has on earnings to date.


NOTE 5 SUBSEQUENT EVENT
-----------------------

a) The Company has listed the Piedmont Property of sale at an asking price of $4,900,000. The net book value at 12/31/2000 as included in Note
#2 is #3.9 million. Management intends on using proceeds to satisfy current obligations of approximately $2.5 million. Such obligations are also subject to negotiation.

b)     The Company has a letter of intent from as investment firm to raise
$10,000,000 subject to certain conditions including a successful $1,000,000 private placement.




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

Piedmont Alabama Facility
-------------------------
The sale of the property located in Piedmont, Alabama for net proceeds of
$3,940,000, pending as of June 30, 2000 was subsequently cancelled because the purchaser was unable to obtain financing under favorable terms.
The Company decided to develop the property as a venue for auto and antique and collectible merchandise auction. $75,000 was spent for renovation of this property during the past year. Since the implementation of the auction business plan, this segment has not generated any significant revenues.
During 2001 the Company continued, on a limited basis, the auction operation and held concerts and other entertainment events. Currently, management is in the process of seeking refinancing of the existing property in the amount of
$2,500,000.  The funds will be used for the payment of the existing mortgage loan which is in default and for operating capital. The Company has also executed an irrevocable offer to sell the property for $4,500,000 expiring
July 2001. Management expects to sell theproperty at a substantial gain.

Studio Equipment Rental
-----------------------
In March 2001 the Company acquired for stock Half Day Video, Inc. a company which rents cameras and other production equipment to various production companies on a short term basis.  With 5 year equipment financing the Company intends to purchase additional equipment costing approximately
$350,000.   A 100% return on equipment purchases is expected to take less than 6 months.

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


 Results of Operation
 --------------------
March 31, 2001 and 2000 Comparison

As of March 31, 2001 the Company had working capital of $676,354. As of the prior year working capital was $1,074,031. The change was due primarily to increase in accruals.

Total assets were $16,344,428 at March 31, 2001 versus $16,164,691 at December 31, 2000 and additionally total liabilities were $9,450,366 and $9,002,190 respectively. The changes in total assets and liabilities are substantially accounted for by above described changes in current assets and liabilities.

For quarer ended March 31, 2001 the Company had revenue of $649,372, operating expenses of $1,453,932 and a net loss of ($885,937).
The loss before depreciation and interest for the quarter was ($757,981).

Revenue increased $154,079 from the previous quarter or 31.1%. This increase was a result of an increase in production revenues, largely, equipment rental.
Although marketing efforts continued during the quarter for two film production properties, the Company was unable to negotiate any significant sales distribution contracts. No revenue was generated from the on-site merchandise and auto auction at the Piedmont facility. The auction website in development for years was not launched until March 2001 an still is not fully operational.

Production costs for the quarter ended March 31, 2001 compared with the prior quarter have increased from $123,955 to $198,172 or a 59.9% increase.
Marketing costs and costs related to the increased production revenue accounted for most of the production costs in the first quarter 2001.
Management reviews capitalized production costs on a quarterly basis and records write-offs as needed.

Selling and promotion costs increased $45,202 from 2000 to 2001. These costs generally were incurred to promote ValCom's common stock valuation

Depreciation expense decreased $9,252 due to the fully depreciated status of certain assets.

For the quarter ended March 31, 2001 administrative and general costs expenses increased by $829,118 or 353% from 2000 amounts. Significant increases were in the following subcategories.

                                                   2001       2000
                                                  ------     ------
        Legal and accounting                      $157,836  $  23,400
        Management consulting                      218,750       -0-
        Other costs                                229,509    113,643
        Salaries                                   318,022     97,818
        Taxes                                       31,165       -0-
        Rent                                       108,697       -0-
                                          ------------------------------
                  Total                         $1,063,979   $234,861
                                          ==============================


Following are reasons for the increase in subcategories of administrative and general expenses for the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000.

The $134,436 increase in legal and accounting was due to performance of audits and preparation of agreements and other legal matters related to the merger. The $218,750 increase in management consulting was due costs incurred for reorganization and planning re the newly merged company.

The $215,866 increase in other costs consist of numerous relatively small changes in a variety of categories.

The $31,165 increase in taxes and licenses was due to prior period under accrual of taxes due.

The $ 108,697 increase in rent was due to the lease in 2000 of additional studio space adjacent to the Valencia property.

Interest expense increased $37,190 between the two quarters was due to increased borrowings.

ValCom did not record any tax expense for either quarter due to taxable loss or tax loss carry forwards. The Company's tax loss carryforwards available balance at the end of fiscal 2000 was in excess of $11 million.

Trends events of uncertainties :
-------------------------------
The Screen Actors Guild and may go on strike starting July 2001.
While not materially affecting the studio operation of
ValCom because of its long-term rental contracts, the strike may affect the
Company's plans for its own productions which could have a material affect on income for 2001 and 2002.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       NONE


ITEM 2. CHANGES IN SECURITIES

In January the company issued 1,500,000 shares of common stock for services.
Also in February the company issued 410,000 shares of common stock for cash.
In March the Company issued 331,664 shares of common stock to individuals for the retirement of a debt in the amount of $150,000 and interest. In
March the Company issued 950,000 shares of common stock to individuals for the acquisition of Half-Day Video.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        CHANGE IN MANAGEMENT.

        NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings
                    27         Financial data schedule
         (B)      REPORTS ON FORM 8-K:
                  Filed on Edgar February 1  - Change of address
                                 February 12 - Change of Control and
                                               acquisition of Valencia Complete
                                 March 19    - Acquisition of Half-Day Complete




                               SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ValCom, Inc.

Date: May 18, 2001              By: /s/Vince Vellardita
                                  -------------------------------------
                                  Vince Vellardita Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)













                                    -18-







