Form 10QSB
period 2001-06-30
VALCOM INC /CA/
filed 2001-08-13
CIK 1013453

Securities and Exchange Commission
                        Washington, D.C., 20549

                             FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

           For the fiscal quarter ended June 30, 2001

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

Securities registered pursuant to 12(b) of the Act:  None
Securities to be registered pursuant to Section 12(g) of the Act:
                  Common Stock and Preferred Stock
                  --------------------------------
    Common Stock $0.001 Par Value - Preferred Stock $0.001 Par Value
     ---------------------------------------------------------------
                          (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [ X ]    NO [    ]

As of August 10, 2001 the Registrant had 88,440,649 shares of its $0.001 par value Common Stock Outstanding.
=====================================================================
                           August 13, 2001
=====================================================================

Table Of Contents
                            ValCom, Inc.
                             FORM 10-QSB
                                INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         4
                      Consolidated Balance Sheets as of
                        December 31, 2000 and
                        and June 30, 2001

                      Consolidated Statements of Operations     6
                        for the three and six months ended
                        June 30, 2000 and 2001

                      Consolidated Statement of Changes         8
                        in Shareholders' Equity for the six
                        months ended June 30, 2001

                      Consolidated Statements of Cash Flows     7
                        for the six months ended June 30,
                        2000 and 2001

                      Notes to Consolidated Financial State-    9
                        ments

  Item 2.             Management's Discussion and Analysis     14
                        of Financial Condition and Results
                        of Operations Condition

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        17

  Item 2.             Changes in Securities                    17

  Item 3.             Defaults Upon Senior Securities          17

  Item 4.             Submission of Matters to a Vote          17
                      of Security  Holders

  Item 5.             Other Information                        17

  Item 6.             Exhibits and Reports on Form 8-K         17

                      Signatures                               18


PART I. FINANCIAL INFORMATION

                   INDEPENDENT ACCOUNTANTS' REPORT
                   -------------------------------
We have reviewed the accompanying consolidated balance sheet, statement of operations, and cash flows of ValCom, Inc., and subsidiaries as of June 30, 2001, and for the three month and six-month periods then ended.
These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such as opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be conformity with generally accepted accounting principles.

/s/ Jay J. Shapiro, CPA P.C.
----------------------------
JAY J. SHAPIRO, C.P.A.
a professional corporation


August 10, 2001
Encino, California

Financial Statements
                     VALCOM, INC. AND SUBSIDIARY
                    -----------------------------
                     CONSOLIDATED BALANCE SHEETS
                    -----------------------------

                                                    June 30,      Dec.31,
                                                       2001          2000
                                                      ------        -----
                                                   (Unaudited)     (Audited)
Cash                                             $   420,974    $    52,777
Accounts receivable                                  159,389        116,322
Other receivables                                    363,571         52,634
Prepaid expenses                                       -0-           11,569
Production in progress                               595,794        110,201
Property held for sale                             3,864,917      3,940,000
                                                  ------------  -------------
Total Current Assets                               5,404,645      4,283,503

Fixed Assets - net                                12,137,054     11,750,687
Prepaid loan fees                                    229,211        100,501
Deposits                                              30,000         30,000
                                                  ------------  -------------
Total Assets                                     $17,800,910   $ 16,164,691
                                                  ============ ==============




























        See accompanying notes to consolidated financial statements

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
Accrued wages due stockholder                   $   720,000    $     670,000
Advances due stockholder                            239,860          200,508
Loan payable affiliate                                 -0-           150,000
Accrued interest payable                            412,740          325,010
Accrued property taxes and other                    263,125           55,661
Credit line payable                                 248,949          110,000
Notes payable -- current portion                  1,306,181        1,289,586
Accounts payable                                    320,597          298,506
Production advances                               1,202,767            -0-
                                                -----------        ---------
                                                  4,714,219        3,099,271
Notes Payable                                     6,859,078        5,902,919
                                                -----------       ----------
Total Liabilities                               $11,573,297       $9,002,190
                                                -----------       ----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000
shares authorized: 1,538,000 and 1,543,000 shares
issued and outstanding at June 30, 2001 and
December 31, 2000 respectively.                       1,538            1,543
Common stock, par value $.001; 100,000,000 shares
authorized; 93,356,507 and 90,039,843
shares issued and outstanding
at June 30, 2001 and December 31, 2000
respectively.                                        93,357           90,990

Additional Paid in capital                        8,874,687        8,242,049

Retained Earnings (deficit)                      (2,741,969)      (1,172,081)
                                                -----------      -----------
                                                  6,227,613        7,162,501
                                                -----------      -----------
                                                $17,800,910      $16,164,691
                                                ===========      ===========

















        See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARIES
                     -------------------------------
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
               FOR THE THREE MONTHS AND SIX ENDED JUNE 30,
               -------------------------------------------
                            (UNAUDITED)
                            -----------
                    Six Months Ended June 30,  Three Months Ended June 30,
                  ---------------------------  --------------------------

                               2001       2000         2001           2000
                               ----       ----         ----           ----
Revenues:
  Revenues
   Studio Rental          $  931,832  $  759,330   $  542,461   $  379,009
   Production                539,426     275,652      279,426      167,513
   Other                     102,410      11,354      102,410        4,521
                          ----------  ----------   ----------   ----------
                           1,573,668   1,046,336      924,297      551,043
Expenses:
    Production               352,009     237,529      179,895      113,574
    Selling and promotion    132,003       -0-         86,801        -0-
    Depreciation              81,619     104,124       35,040       48,293
    General
    and administrative     2,236,130     492,493    1,146,093      257,632
                          ----------  ----------   ----------   ----------
                           2,801,761     834,146    1,447,829      419,499

  Operating income (loss) (1,228,093)    212,190     (523,532)     131,544
  Interest expenses          341,795     331,822      160,418      187,635
                          ----------  ----------   ----------   ----------
Net Income (loss)        $(1,569,888) $ (119,632)  $ (683,950)  $  (56,091)
                          ==========  ==========   ==========   ==========

Basic net income (loss)
 per share                $  (0.02)     $ (0.00)     $ (0.01)       $(0.00)
                          ==========  ==========   ==========   ==========


                       VALCOM, INC. AND SUBSIDIARIES
                  -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                       FOR THE SIX MONTHS ENDED JUNE 30,
                    --------------------------------------
                                 (UNAUDITED)

                                                     2001               2000
                                                     ----               ----

Operating Activities:
Net Income (Loss)                               $(1,569,888)    $  (119,632)
Items Not Requiring Cash:
    Depreciation and amortization                    87,199         104,124
    Stock issued for services                       280,000         100,000
                                                -----------     -----------
                                                $(1,202,689)    $    84,492
                                                -----------     -----------
Changes in:
    Receivables                                   ( 330,004)         34,028
    Mortgage escrow holdback                          -0-          (327,900)
    Prepaid expenses                                 11,569           -0-
    Other assets                                  ( 152,710)       (163,078)
    Production costs                              ( 485,593)          -0-
    Accounts payable and other accrued expenses     472,829          35,926
    Loans payable                                 1,202,767           -0-
    Due to stockholder                               89,352         155,000
                                                -----------     -----------
                                                $   808,210     $  (266,024)
                                                ===========     ===========
Cash Provided (used) by Operations                 (394,479)      ( 181,532)

Investing Activities:
    Acquisition of fixed assets                    (398,483)      (  19,701)

                                                -----------     -----------
    Cash Used by Investing Activities              (398,483)       ( 19,701)
                                                -----------     -----------
Financing Activities:
    Principal amount on notes payable               956,159        ( 12,231)
    Withdrawal of capital contributions               -0-         2,000,000
    Issuance of stock                               205,000           -0-
                                                -----------     -----------
    Cash Provided (Used) by Financial Activities  1,161,159      (2,012,231)
                                                -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents    368,197      (2,213,464)
    Cash and cash equivalents, beginning of year     52,777       2,279,432
                                                -----------     -----------
    Cash and cash equivalents, end of period    $   420,974     $    65,968
                                                ===========     ===========
Supplemental disclosure of cash flow information:
    Interest paid                               $   328,214     $   266,822
                                                ===========     ===========
    Income taxes paid                           $       800     $     1,600
                                                ===========     ===========

           See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARY
                 ---------------------------------------
             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY
            -----------------------------------------------
                   FOR THE SIX MONTHS ENDED JUNE 30, 2001
                   ---------------------------------------

                                                    Additional
                   Common           Preferred         Paid-in
Accumulated       -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
Jan.1, 2001 90,039,843 $90,040   1,543,000  $   1,543 $8,101,257 $(1,172,081)

Acquisition of
Half/Day       950,000     950                           140,792

Shares issued
for services 1,600,000   1,600                           278,400  (  280,000)

Shares issued
for debt
retirement     331,664     332                           149,668

Shares issued
for cash       410,000     410                           204,590

Conversion
of preferred    25,000      25   (   5,000)  (      5)  (     20)

Net loss
for the Period                                                    ( 1,289,888)
            ---------- -------  ----------  --------- ----------  -----------
Balance
June
30, 2001    93,356,507 $93,357   1,538,000  $   1,538 $8,874,687  $(2,741,969)
            ========== =======  ==========  ========= ==========  ===========















         See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                UNAUDITED JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 1 Summary of Significant Accounting Policies
-------------------------------------------------
Following is a summary of the significant accounting policies followed in the preparation of these financial statements, which policies are in accordance with generally accepted accounting principles:

Organization
------------
ValCom, Inc. (the "Company"), formerly SBI Communication, Inc.was originally organized in the State of Utah on September 23, 1983. Subsequently the Company's state of domicile was changed from Utah to Delaware.

In October 2000, the Company was issued 75,709,965 shares by SBI for 100% of the shares outstanding in Valencia Entertainment International
LLC ("VEI"), a California limited liability corporation. This acquisition has been accounted for as a reverse acquisition merger with VEI becoming the surviving entity. The corporate name was changed to ValCom, Inc.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and four wholly-owned subsidiaries. These financial statements include all activities as if the acquisitions occurred on January 1, 2000.

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

                              ValCom, Inc.
                             --------------
               Notes to Consolidated Financial Statements
              --------------------------------------------
              Unaudited June 30, 2001 And December 31, 2000
                       ---------------------------

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

          Building                          39 years
          Building Improvements             39 years
          Office Furniture and Equipment    5 to 7 years
          Production Equipment              5 to 7 years

Amortization of Prepaid Loan Costs
----------------------------------
For financial reporting purposes, costs are amortized on the straight line method over the life of the related loan.

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

Related Party Transactions
--------------------------
From time to time, a shareholder of the Company Advances money to the Company for operations. All amounts owed to the shareholders are non-interest bearing ($239,860 at 06/30/01). In addition to advances, the Company accrued salaries payable to the shareholder totaling $50,000 for the six months ended June 30, 2001 and $60,000 for the six months ended June 30, 2000. All amounts owed to the shareholders are payable on demand.

                               ValCom, Inc.
                              -------------
                 Notes to Consolidated Financial Statements
                --------------------------------------------
               Unaudited June 30, 2001 And December 31, 2000
                        ----------------------------

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

Revenue Recognition
-------------------

Revenue from licensing of television programming is recognized when the material is available for telecasting by the licensee and when certain other conditions are met. Studio rental revenue is recognized monthly pursuant to written contracts.

Note 2 Property and Equipment
-----------------------------

Property and equipment consists of the following:

                                               June 30,       December 31,
                                                  2001            2000
                                               ---------       ----------

Land                                        $ 7,392,292       $ 7,392,292
Building                                      4,028,785         4,028,785
Building Improvements                         1,154,406         1,240,070
Office Furniture and equipment                   63,927            39,500
Production equipment                            914,959           519,737
                                            ------------       -----------
                                            $13,554,369       $13,220,384

Less: Accumulated depreciation             ( 1,417,315)      (  1,469,697)
                                           ------------      -------------
Net Book Value                             $12,137,054        $11,750,687
                                           ============     =============

                        VALCOM, INC AND SUBSIDIARIES
                   ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                Unaudited June 30, 2001 And  December 31, 2000
                          ---------------------------

NOTE 3 BUSINESS ACQUSISTION
---------------------------
      In March 2001, the company acquired 100% ownership of Half Day Video, Inc. a California corporation, for 950,000 shares of ValCom, Inc. common stock. The net book value of Half Day Video, Inc. has been determined to be the fair market value of the common stock issued.

NOTE 4 PRODUCTION AGREEMENT
--------------------------------

      In March 2001 the Company entered into an agreement with Woody
Fraser Productions (WFP) to produce various television productions. Under the terms of the agreement the Company will advance WFP $500,000 per year to be used for various development costs. Additionally 25% of the net profits from any productions will be paid to WFP. In March 2001 the venture signed contracts to produce a series of 13 episodes and a pilot for a cable TV station.

NOTE 5 CONVERTIBLE NOTE PAYABLE
-------------------------------

On June 7, 2001 the Company borrowed $750,000 form the Laurus Master Fund, LTD (LMF). The borrowing is evidenced by a convertible promissory note due June 7, 2003. Interest at 8% per annum is payable quarterly. Any or all principal is convertible into common stock of the Company at 80% of the average of the three lowest closing price during the preceding 60 days. Subsequent to June 30, 2001 $37,809 of the principal and interest was converted to 184,142 shares of common stock. The note has been included in "Notes Payable" at June 30, 2001. Additionally, with this borrowing a common stock purchase warrant was issued to LMF. The warrant entitles LMF to purchase up to 545,454 shares of common stock of the Company at the lesser of $.548 per share or 120% of the average three lowest closing prices during the immediately preceding 10 trading days.

NOTE 6 SUBSEQUENT EVENTS
-----------------------

The Company has listed the Piedmont Property of sale at an asking price of $4,900,000. The net book value at 12/31/2000 as included in Note #2 is $3.9 million. Management intends on using proceeds to satisfy current obligations of approximately $2.5 million. Such obligations are also subject to negotiation.

In July 2001 the CEO and a principal stockholder of the Company surrendered for cancellation 5,100,0000 shares of common stock. No amount was paid by the company for this cancellation. This cancellation was done to make shares available to the Company for additional future financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Introduction
      ------------
Plan of Operation:

ValCom, Inc. operations at present are comprised of three divisions; 1) Studio Rental, 2) Studio Equipment Rental, and 3) Film and Television Production.

Studio Rental
--------------
The Company owns six improved acres with six sound stages and two additional leased stages in Valencia California doing business as Valencia Entertainment International. Seven of the eight stages are leased under annual contracts to two major production companies.
Rental income for the seven stages should remain constant at approximately $2,000,000 annually with small cost of living increases. It is anticipated that rental income for the eighth stage should increase beginning in September 2001.

Studio Equipment Rental
-----------------------
In March 2001 the Company acquired for stock Half Day Video, Inc. a company which rents personnel, cameras and other production equipment to various production companies on a short term basis. As a result of additional equipment purchases and increased activity, from both internal and external productions, it is anticpated that Half Day Video revenue should increase significantly from the prior year.

Film Production
---------------

In March 2001 the Company entered into an agreement with Woody Fraser Productions to produce various television productions on its behalf.
Under the terms of the agreement the Company will retain, after costs of production, 75% of the net savings derived from any production. In
March 2001 the company signed contracts with a Cable Television Network to produce a television series consisting of 13 episodes and a seperate pilot episode for a new potential series. Revenue under these contracts during 2001 will be approximately $2,500,000. In addition to retaining 75% of any possible net savings from the productions, the Company's Half Day Video unit will handle a majority of the production rental needs. Additionally, the Company signed a contract with a different Cable Television Network to produce six (6) epiodes of a television series at a contracted amount of approximately $500,000. After costs of production, the Company will retain 100% of any savings plus a portion of the executive producer fees. Additional productions are in the development process. Revenues will be recognized when all individual programs are available.

 Results of Operation
 --------------------
June 30, 2001 and 2000 Comparison

As of June 30, 2001 the Company had working capital of $690,426. As of the prior year working capital was $1,074,031. The change was due primarily to increase in accruals.

Total assets were $17,800,910 at June 30, 2001 versus $16,164,691 at December 31, 2000 and additionally total liabilities were $11,573,297 and $9,002,190 respectively. The changes in total assets and liabilities are substantially accounted for by above described changes in current assets and liabilities.

For the quarter and six months ended June 30, 2001 the Company had respective revenue of $924,297 and $1,573,668, operating expenses of $1,447,829 and $2,801,761 and net losses of $(683,950) and $(1,569,888). Losses before depreciation and interest were $(488,492) and $(1,146,474) for the quarter and six month periods.

Rental revenue increased $163,452 for the quarter and $172,502 for the six months compared with the corresponding prior year periods. These increases were the result of the revenue earned from two additional stages and contractual rate increases. Production income increased $111,913 for the quarter from the prior year and $263,774 for the six months from the prior year. Other income increased $97,889 and $91,056 for the quarter and six months respectively from the prior year due to the operation of an auto auction at the Piedmont, Alabama property.

Production costs increased $66,321 for the quarter and $114,480 for the six months compared with the corresponding prior year periods. This increase relates to the increase in production income.

Selling and promotion costs increased $86,801 and $132,003 for the quarter and six months due to the effort to promote the Company.

Depreciation expense decreases of $13,253 and $22,505 were due to the fully depreciated status of certain assets.

For the quarter and six months ended June 30, 2001, administrative and general costs increased by $888,461 for the quarter and $1,743,637 for the six months. These were a result of significant increases in Legal and Accounting, Management Consulting, Salaries and Fringes, Taxes and Licenses, Development Costs and Rent catagories as follows:

   The $10,479 and $136,547 increases in Legal and Accounting was due to the performance of audits and the preparation of agreements and other legal matters related to the merger.

   The $7,167 and $225,917 increases in Management Consulting was due to costs incurred in the planning and reorganization of the newly merged companies.

   The $122,522 and $147,884 increase in Development Costs represents costs expended with Woody Fraser Productions for the development of new projects.

   The $66,397 and $76,212 increase in Taxes and Licenses was due to adjustments made for the under accrual of prior period taxes.

   The $108,979 and $217,676 increase in Rent was due to the leasing in late 2000 of additional studio space adjacent to the Valencia studio property.

   The $74,529 and $294,733 increase in Salaries and Fringes was primarily due to management staffing increases.

The Company did not record any income tax expense for either the quater or the six months due to its tax loss and tax loss carryforwards. At the end of fiscal 2000, the Company had tax loss carryforwards in excess of $11 million.

Capital Resources
-----------------
Internal and external source of funding:
----------------------------------------
     The Company has obtained a line of credit from Laurus Family of Funds. for $2,750,000. ValCom has sufficient funds to operate for the next 12 months through its use of the credit facility. The Company is in the process of refinancing the Piedmont property for $2,500,000. The Company has also listed the property for sale.

Statement Regarding Computation of Earnings Per Share
----------------------------------------------

See Notes To Consolidated Financial Statements included elsewhere in this filing for a description of the Company's calculation of earnings per share.

PART II--OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------
        None.

ITEM 2. CHANGES IN SECURITIES
-----------------------------
In January the company issued 1,600,000 shares of common stock at $0.175 per share for services. In February the company issued 410,000 shares of common stock for cash. In March the Company issued 331,664 shares of common stock to individuals for the retirement of a debt in the amount of $150,000 and interest. In March the Company issued 950,000 shares of common stock to individuals for the acquisition of Half-Day Video. In April the Company issued 250,000 of common stock for the acquisition of Woody Fraser Productions. In April the Company cancelled 597,000 shares of common stock previously issued to Robert Nathan and Ernest C. Wille. In April the Company re-issued 250,000 shares of common stock, under the S-8 Employee Compensation Plan to three individuals for consulting services. In May the Company cancelled 200,000 shares of it's common stock previously issued to Valencia Entertainment. In May the Company cancelled a second return of 597,000 shares of common stock previously issued to Robert Nathan and Ernest C. Wille. In May 5,000 shares of preferred shares were converted to 25,000 shares of common.

On July 10, 2001 the Company's SB-2 SEC File No. 333-63346 became effectived, which register 6,626,534 share of common stock. There were 184,142 common shares issued in July from this registration.

On July 17, 2001 Vince Vellardita cancelled and retired 5,100,000. These shares were returned to the treasury.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
        a) The Company held its 2001 annual Meeting of Stockholders on May 22, 2001.
        b) Vince Vellardita, Stephen A. Weber, Ronald Foster, and
           David Weiner were elected as directors of the Company.
        c) 1) Votes casts for each nominee for director were as follows:

                              For      Against    Abstain      Non-Votes
                             ----    ----------  ---------   ------------
           Mr. Vellardita 89,705,208     -0-        -0-       4,138,299

           Mr. Weber      89,705,208     -0-        -0-       4,138,299

           Mr. Foster     89,705,208     -0-        -0-       4,138,299

           Mr. Weiner     89,705,208     -0-        -0-       4,138,299

ITEM 5. OTHER INFORMATION
-------------------------
        None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
         EXHIBITS AND REPORTS ON FORM 8-K AND OTHER FORMS
         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings

         (B)      REPORTS ON FORM 8-K, AND DEFR 14A:
                  Edgar Filings:
                  April 6 - 8-K/A Item 2 Acquisition Woody Fraser Productions May 11 - DEFR14A Proxy Statement: Matters to be brough before shareholders for meeting of May 22, 2001
                  May 31 - 8-K Item 7 Financial Statements Half Day Video

         (C)      Registration Statement
                  June 19 - SB-2 Registration Statement

                               SIGNATURES
                              ------------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ValCom, Inc.

Date: AUGUST 13, 2001              By: /s/Vince Vellardita
                                  -------------------------------------
                                   Vince Vellardita Chairman of the
                                   Board and Chief Executive Officer
                                   (principal executive officer)