Form 10QSB
period 2001-09-30
VALCOM INC /CA/
filed 2001-11-14
CIK 1013453

Securities and Exchange Commission
                        Washington, D.C., 20549

                             FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the fiscal quarter ended September 30, 2001

               Commission file Number 0-28416
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
Exchange Act of 1934

==============================================================================
                              ValCom, Inc.
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

                           (661) 257-8000
                           --------------
                       Issuer's telephone number
==============================================================================

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

As of September 30, 2001 the Registrant had 8,909,401 shares of its $0.001 par value common stock outstanding.
==============================================================================
                           November 14, 2001
==============================================================================

Table Of Contents
                            VALCOM, INC.
                             FORM 10-QSB
                                INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                        December 31, 2000 and
                        and September 30, 2001

                      Consolidated Statements of Operations     5
                        for the three and nine months ended
                        September 30, 2000 and 2001

                      Consolidated Statement of Changes         7
                        of Stockholders' Equity for the nine
                        months ended September 30, 2001

                      Consolidated Statements of Cash Flows     6
                        for the nine months ended September 30,
                        2000 and 2001

                      Notes to Consolidated Financial State-    8
                        ments

  Item 2.             Management's Discussion and Analysis     13
                        of Financial Condition and Results
                        of Operations

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        15

  Item 2.             Changes in Securities                    16

  Item 3.             Defaults Upon Senior Securities          16

  Item 4.             Submission of Matters to a Vote          17
                      of Security  Holders

  Item 5.             Other Information                        17

  Item 6.             Exhibits and Reports on Form 8-K         17

                      Signatures                               18


PART I. FINANCIAL INFORMATION

FINANCIAL STATEMENTS
                     VALCOM, INC. AND SUBSIDIARY
                    -----------------------------
                     CONSOLIDATED BALANCE SHEETS
                    -----------------------------

                                                    Sept 30,      Dec.31,
                                                       2001          2000
                                                      ------        -----
                                                   (Unaudited)     (Audited)
Current Assets:
Cash                                             $   421,888    $    52,777
Accounts receivable                                  138,088        116,322
Other receivables                                     89,523         52,634
Prepaid expenses                                       -0-           11,569
Development costs                                    146,949        110,201
Property held for sale                                 -0-        3,940,000
Notes receivable                                   1,415,000          -0-
                                                  ------------  -------------
Total Current Assets                               2,211,448      4,283,503

Fixed Assets - net                                12,209,933     11,750,687
Prepaid loan fees                                    255,171        100,501
Deposits                                              31,750         30,000
Note receivable, long term                           100,000          -0-
                                                  ------------  -------------
Total Assets                                     $14,808,302   $ 16,164,691
                                                  ============ ==============























        See accompanying notes to consolidated financial statements


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
Accrued wages due stockholder                   $     -0-      $     670,000
Advances due stockholder                              -0-            200,508
Loan payable affiliate                                -0-            150,000
Accrued interest payable                             20,384          325,010
Accrued other                                       132,742           55,661
Credit line payable                                 150,837          110,000
Notes payable -- current portion                    133,405        1,289,586
Accounts payable                                    505,020          298,506
Production advances, net                            751,100            -0-
                                                -----------        ---------
                                                  1,693,488        3,099,271
Notes payable                                     7,108,718        5,902,919
                                                -----------       ----------
Total Liabilities                               $ 8,802,206       $9,002,190
                                                -----------       ----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001; 10,000,000
shares authorized: 1,538,000 and 1,543,000 shares
issued and outstanding at September 30, 2001 and
December 31, 2000 respectively.                       1,538            1,543
Common stock, par value $.001; 100,000,000 shares
authorized; 8,909,401 and 91,198,843
shares issued and outstanding
at September 30, 2001 and December 31, 2000
respectively.                                         8,909           91,190

Additional Paid-in capital                        9,037,699        8,241,849

Retained Earnings (deficit)                      (3,042,050)      (1,172,081)
                                                -----------      -----------
                                                  6,006,096        7,162,501
                                                -----------      -----------
                                                $14,808,302      $16,164,691
                                                ===========      ===========












        See accompanying notes to consolidated financial statements
                                    -4-

                      VALCOM, INC. AND SUBSIDIARY
                     -------------------------------
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
               -------------------------------------------
                            (UNAUDITED)
                            -----------
                    Nine Months Ended Sept 30,  Three Months Ended Sept 30,
                  ---------------------------  --------------------------

                               2001       2000         2001           2000
                               ----       ----         ----           ----
Revenues:
  Revenues
   Studio Rental          $1,545,178  $1,194,282   $  613,346   $  434,952
   Production                800,873     420,875      261,447      145,223
   Other                     105,968      11,354        3,558
                          ----------  ----------   ----------   ----------
                           2,452,019   1,626,511      878,351      580,175
Cost and Expenses:
    Production               912,905     366,232      302,410      128,703
    Selling and promotion    184,981      18,306       52,978       18,306
    Depreciation             116,659     167,489       35,040       54,990
    General
    and administrative     2,596,290   1,545,449      618,646     1,061,331
                          ----------  ----------   ----------   ----------
  Total                    3,810,835   2,097,476    1,009,074     1,263,330

  Operating income (loss) (1,358,816)   (470,965)    (130,723)     (683,155)
  Interest expenses       (  565,986)   (513,570)    (224,191)     (181,748)
  Gain on sale of
  equipment                   54,833                   54,833
                          ----------  ----------   ----------   ----------
Net Income (loss)        $(1,869,969) $ (984,535)  $ (300,081)  $  (864,903)
                          ==========  ==========   ==========    ==========

Basic net income (loss)
 per share                $  (0.21)     $ (0.10)     $ (0.03)       $(0.10)
                          ==========  ==========   ==========    ==========










         See accompanying notes to consolidated financial statements
                                      -5-

                       VALCOM, INC. AND SUBSIDIARY
                  -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    --------------------------------------
                                 (UNAUDITED)

                                                     2001               2000
                                                     ----               ----

Operating Activities:
Net Income (Loss)                               $(1,869,969)    $  (984,535)
Items Not Requiring Cash:
    Depreciation and amortization                   116,659         167,489
    Stock issued for services                       280,000         141,565
                                                -----------     -----------
                                                $(1,473,310)    $  (675,481)
                                                -----------     -----------
Changes in:
    Receivables                                   (  58,655)         28,669
    Inventory                                         -0-            20,500
    Mortgage escrow holdback                          -0-           327,900
    Prepaid expenses                                 11,569           -0-


    Notes rceivable                              (1,415,000)        (50,000)
    Development costs                               (36,748)       (146,436)
    Property held for sale                        3,940,000           -0-
    Accounts payable and accrued expenses          (691,031)        195,882
    Production deposits                             751,100           -0-
    Credit line payable                              40,837           -0-
    Loans payable                                     -0-           (45,000)
    Due to stockholder                             (200,508)        348,477
                                                -----------     -----------
                                                $ 2,341,564     $   679,992
                                                ===========     ===========
Cash Provided (used) by Operations                  868,254           4,511

Investing Activities:
    Acquisition of fixed assets                    (575,905)      ( 110,649)
    Renovation costs                                  -0-           (75,000)
    Deposits                                       (  1,750)          -0-
    Notes receivable                               (100,000)          -0-
    Prepaid loan fees                              (154,670)          -0-
                                                -----------     -----------
    Cash Used by Investing Activities              (832,325)       (185,649)
                                                -----------     -----------

         See accompanying notes to consolidated financial statements

Financing Activities:
    Principal amount on notes payable               128,182        ( 34,139)
    Withdrawal of capital contributions               -0-        (2,000,000)
    Issuance of stock                               205,000          45,000
                                                -----------     -----------
    Cash Provided (Used) by Financial Activities    333,182      (1,989,139)
                                                -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents    369,111      (2,170,227)
    Cash and cash equivalents, beginning of year     52,777       2,279,432
                                                -----------     -----------
    Cash and cash equivalents, end of period    $   421,888     $   109,155
                                                ===========     ===========
Supplemental disclosure of cash flow information:
    Interest paid                               $   565,986     $   414,811
                                                ===========     ===========
    Income taxes paid                           $       800     $     1,600
                                                ===========     ===========

           See accompanying notes to consolidated financial statements
                        VALCOM, INC. AND SUBSIDIARY
                 ---------------------------------------
             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                   ---------------------------------------

                                                    Additional
                   Common           Preferred         Paid-in
Accumulated       -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
Jan.1, 2001 90,239,843 $90,240   1,543,000  $   1,543 $8,101,057 $(1,172,081)
Acquisition of
Half/Day       950,000     950                           140,792
Shares issued
for services 1,600,000   1,600                           278,400  (  280,000)
Shares issued
for debt
retirement     869,162     869                           227,695
Shares issued
for cash       410,000     410                           204,590
Conversion
of preferred    25,000      25   (   5,000)  (      5)  (     20)
Shares
Cancelled   (5,000,000) (5,000)                            5,000
Reverse
Split 1:10 (80,184,604)(80,185)                           80,185
Net loss
for the Period                                                   ( 1,589,969)
            ---------- -------  ----------  --------- ----------  -----------
Balance
September
30, 2001     8,909,401 $ 8,909   1,538,000  $   1,538 $9,037,699 $(3,042,050)
            ========== =======  ==========  ========= ========== ===========

         See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARY
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                UNAUDITED SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------
Following is a summary of the significant accounting policies followed in the preparation of these financial statements, which policies are in accordance with generally accepted accounting principles:

Organization
------------
ValCom, Inc. (the "Company"), formerly SBI Communication, Inc. was originally organized in the State of Utah on September 23, 1983. Subsequently the Company's state of domicile was changed from Utah to Delaware.

In October 2000, the Company was issued 75,709,965 shares by SBI for 100% of the shares outstanding in Valencia Entertainment International
LLC ("VEI"), a California limited liability corporation. This acquisition has been accounted for as a reverse acquisition merger with VEI becoming the surviving entity. The corporate name was changed to ValCom, Inc.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and one wholly-owned subsidiary, Half Day Video, Inc. These financial statements include all activities as if the acquisitions occurred on January 1, 2000.

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

Depreciation
------------
For financial reporting purposes, the Company follows the policy of providing depreciation an amortization on the straight-line and accelerated declining balance methods over the estimated useful lives of the assets, which are as follows:

          Building                          39 years
          Building Improvements             39 years
          Office Furniture and Equipment    5 to 7 years
          Leasehold Inprovements            5 years
          Production Equipment              5 to 7 years

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

                        VALCOM, INC. AND SUBSIDIARY
                              ----------------
                 Notes to Consolidated Financial Statements
                --------------------------------------------
               Unaudited September 30, 2001 And December 31, 2000
                        ----------------------------
Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
-------------------------------------------------------
Stock-Based Compensation
------------------------
As provided for in SFAS #123, the Company elected to apply
APBO #25 and related interpretations whereby the fair value of stock given is determined at the grant date.

Impairment of Long-Lived Assets
-------------------------------
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undisclosed future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition
-------------------
Revenue from licensing of television programming is recognized when the material is available for telecasting by the licensee and when certain other conditions are met. Studio rental revenue is recognized monthly pursuant to written contracts.

Note 2 PROPERTY AND EQUIPMENT
-----------------------------
Property and equipment consists of the following:

                                               Sept 30,       December 31,
                                                  2001            2000
                                               ---------       ----------

Land                                        $ 7,392,292       $ 7,392,292
Building                                      4,028,785         4,028,785
Building improvements                         1,154,406         1,240,070
Leasehold improvements                           98,175             -0-
Office furniture and equipment                   71,234            39,500
Production equipment                            917,397           519,737
                                            ------------       -----------
                                            $13,662,289       $13,220,384

Less: Accumulated depreciation             ( 1,452,355)      (  1,469,697)
                                           ------------      -------------
Net Book Value                             $12,209,934        $11,750,687
                                           ============     =============

                        VALCOM, INC AND SUBSIDIARY
                   ----------------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                Unaudited September 30, 2001 And  December 31, 2000
                          ---------------------------

NOTE 3 BUSINESS ACQUSISTION
---------------------------
      In March 2001, the company acquired 100% ownership of Half Day Video, Inc. a California corporation, for 950,000 shares of
ValCom, Inc. common stock. The net book value of Half Day Video, Inc. has been determined to be the fair market value of the common stock issued.

NOTE 4 PRODUCTION AGREEMENT
--------------------------------

      In March 2001 the Company entered into an agreement with Woody
Fraser Productions (WFP) to produce various television productions. Under the terms of the agreement the Company will advance WFP $500,000 per year to be used for various development costs. Additionally 25% of the net profits from any productions will be paid to WFP. In March 2001 the venture signed contracts to produce a television series of 13 episodes and a pilot for a cable TV network.

NOTE 5 CONVERTIBLE NOTE PAYABLE
-------------------------------

On June 7, 2001 and September 7, 2001 the Company borrowed $750,000 and $250,000 respetively form the Laurus Master Fund, LTD (LMF). The borrowings are evidenced by convertible promissory notes due June 7, 2003 and September
7, 2003. Interest at 8% per annum is payable quarterly. Any or all principal or interest is convertible into common stock of the Company at 80% of the average of the three lowest closing prices during the preceding
60 days. Subsequent to September 30, 2001 $24,565 of the principal and interest was converted to 42,748 shares of common stock. The notes have been included in "Notes Payable" at September 30, 2001. Additionally, with these borrowings common stock purchase warrants were issued to LMF. The warrant entitles LMF to purchase up to 72,727 shares of common stock of the Company at the lesser of $.548 per share or 120% of the average three lowest closing prices during the immediately preceding 10 trading days.

NOTE 6 SALE OF EQUITY
-----------------------
Effective September 28, 2001 the Company sold 100% of the outstanding equity of SBI Communications, Inc of Alabama, a Alabama corporation to Ronald C. Foster, an officer, director and shareholder of ValCom, inc. The Company received a promissory note for $1,200,000.

The net assets of SBI Communications, Inc of Alabama included the Piedmont property with a carring value of $3,940,000 previously classified as "Property held for sale" and related liabilities including a Mortgage, Accrued interest and amounts due Ronald C. Foster for salaries and advances made to the Company.
                                    -11-

Following is a Proforma restating the December 31, 2000 balance sheet categories of ValCom, Inc.


                                                December 31, 2000
                                                -----------------
       Current Assets                             $    343,503
       Total Assets                                 13,424,691

       Current Liabilites                         $    364,271
       Total Liabilites                              6,267,190
       Equity                                        7,157,501


NOTE 7 LITIGATION
-----------------

     On September 14, 2001, an action was filed against Valencia Entertainment International, Inc. and ValCom, Inc. This matter arises from an underlying action wherein plaintiffs obtained judgments against Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. in the amounts of $3,000,000 and $1,200,000, respectively. In this matter, Plaintiffs' first of two causes of action alleges that The Company, and other defendants, are alter-egos of Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. and, therefore, plaintiffs are entitled to enforce the aforementioned judgments against The Company.

     Further, a second cause of action concerning malicious prosecution also alleges alter-ego liability. Unspecified compensatory and punitive damages are sought under this cause of action.

     Neither Valencia Entertainment nor ValCom, Inc. had any relationship, at any time to Ricky Rocket Enterprises. Valencia Entertainment was merely a distributor for Time Travelers, Inc. However, we were not a party to this action and did not become the distributor for Time Travelers, Inc. until four years after the alleged wrong doing occurred. The Company believes the allegations are without merit and intends to vigorously defend itself.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Introduction
      ------------
Plan of Operation:

ValCom, Inc. operations at present are comprised of three divisions; 1) Studio Rental, 2) Studio Equipment Rental, and 3) Film and Television Production.

Studio Rental
--------------
The Company owns six improved acres with six sound stages and two additional leased stages in Valencia California doing business as Valencia Entertainment International. Seven of the eight stages are leased under annual contracts to two major production companies.
Rental income for the seven stages should remain constant at approximately $2,000,000 annually with cost of living increases. Rental income for the eighth stage increased beginning in August 2001 to $95,000 per month.

Studio Equipment Rental
-----------------------
In March 2001 the Company acquired for stock Half Day Video, Inc. a company which supplies personnel, cameras and other production equipment to various production companies on a short term basis. As a result of additional equipment purchases and increased activity, from both internal and external sources, it is anticpated that Half Day Video revenue should increase significantly from the prior year.

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

 Results of Operation
 --------------------
September 30, 2001 and 2000 Comparison

As of September 30, 2001 the Company had working capital of $517,960.
As of the prior year working capital was $1,074,031. The change was due primarily to increase in production advances.

Total assets were $14,408,302 at September 30, 2001 versus $16,164,691 at December 31, 2000 and additionally total liabilities were $8,802,206 and $9,002,190 respectively. The changes in total assets and liabilities are substantially accounted for by above described changes in current assets and liabilities.

For the quarter and nine months ended September 30, 2001 the Company had respective revenue of $877,212 and $2,367,070, operating expenses of $1,007,935 and $3,725,886 and net losses of $(300,082) and $(1,869,969).
Losses before depreciation and interest were $(40,850) and $(1,187,324) for the quarter and nine month periods.

Rental revenue increased $178,394 for the quarter and $350,896 for the nine months compared with the corresponding prior year periods. These increases were the result of the revenue earned from two additional stages and contractual rate increases. Production income increased $116,224 for the quarter from the prior year and $379,998 for the nine months from the prior year. Other income increased $2,419 and $9,665 for the quarter and nine months respectively from the prior year due to the operation of an auto auction at the Piedmont, Alabama property.

Production costs increased $432,193 for the quarter and $546,673 for the nine months compared with the corresponding prior year periods. This increase relates to the increase in production income and expensed development costs.

Selling and promotion costs increased $34,672 and $166,675 for the quarter and nine months due to the effort to promote the Company.

Depreciation expense decreases of $19,950 and $50,830 were due to the fully depreciated status of certain assets.

For the nine months ended September 30, 2001, administrative and general costs increased by $1,050,841. This increase was the result of significant increases in Legal and Accounting, Management Consulting, Salaries and Fringes, Taxes and Licenses, Development Costs and Rent Expense catagories for the following reasons:

   A $34,059 increases in Legal and Accounting was due to the performance of audits and the preparation of agreements and other legal matters related to the merger.

   A $207,250 increases in Management Consulting was due to costs incurred in the planning and reorganization of the newly merged companies.

   A $363,252 increase in Development Costs represents costs expended with Woody Fraser Productions for the development of new projects.

   A $53,172 increase in Taxes and Licenses was due to adjustments made for the under accrual of prior period taxes.

   A $219,782 increase in Rent was due to the leasing in late 2000 of additional studio space adjacent to the Valencia studio property.

   A $368,104 increase in Salaries and Fringes was primarily due to management staffing increases.

For the quarter ended september 30, 2001, administrative and general costs decreased by $442,685. Thei decrease was the result of significant decreases in Legal and Accounting, Software Consulting and Web Site Development, and Taxes and Licenses catagories for the following reasons:

   A $72,517 decrease in Legal and Accounting was due to fee renegotiation of prior legal fees.

   A $192,491 decrease in Software Consulting and Web Site Development was due to completion and discontinuance of the program

   A $107,774 decrease in Taxes and Licenses was due to adjustments made for prior quarter overaccurals.

The Company did not record any income tax expense for either the quarter or the nine months due to its tax loss and tax loss carryforwards. At the end of fiscal 2000, the Company had tax loss carryforwards in excess of $11 million.


Capital Resources
-----------------
Internal and external source of funding:
----------------------------------------
     The Company has obtained a line of credit from Laurus Family of Funds. for $2,750,000, to date the Company has drawn $1,000.000. ValCom has sufficient funds to operate for the next 12 months through its use of the credit facility. The Company has sold its Piedmont property.

Statement Regarding Computation of Earnings Per Share
----------------------------------------------

See Notes To Consolidated Financial Statements included elsewhere in this filing for a description of the Company's calculation of earnings per share.

PART II--OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------
     On September 14, 2001, plaintiffs Diane Russomanno and Knowledge Booster, Inc. commenced an action in the Superior Court of the State of California, County of Los Diane Russomanno and Knowledge Booster, Inc. v. Valencia Entertainment International, ValCom, Inc., Vince Vellardita, Tom Grimmett, Nalin Rathod, Aburizal Bakrie, Nirwan Bakrie, Linda Layton, Barak Isaacs, and Does 1 through 20, Case No. BC257989 (Sup. Ct., L.A. Co., C.A.). This matter arises from an underlying action wherein plaintiffs obtained judgments against

Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. in the amounts of $3,000,000 and $1,200,000, respectively. In this matter, Plaintiffs' first of two causes of action alleges that we, and other defendants, are alter-egos of Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. and, therefore, plaintiffs are entitled to enforce the aforementioned judgments against us. Plaintiffs seek payment of the judgments in the amount of $4,200,000 plus interest under this cause of action.

     Further, Plaintiffs second cause of action concerning malicious prosecution also alleges alter-ego liability. Plaintiffs allege that Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. filed a cross-complaint in the underlying litigation without any probable cause and for an improper motive or purpose. Plaintiffs similarly allege that we, and other defendants, are alter egos of Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. are, therefore, liable for such malicious prosecution. Plaintiffs seek unspecified compensatory and punitive damages under this cause of action.

     We believe the allegations are without merit and intend to vigorously defend ourselves.


ITEM 2. CHANGES IN SECURITIES
-----------------------------
In January the company issued 160,000 shares of common stock at $1.75 per share for services. In February the company issued 41,000 shares of common stock for cash. In March the Company issued 33,166 shares of common stock to individuals for the retirement of a debt in the amount of $150,000 and interest. In March the Company issued 95,000 shares of common stock to individuals for the acquisition of Half-Day Video. In April the Company issued 25,000 sharesof common stock for the acquisition of Woody Fraser Productions. In April the Company cancelled 59,700 shares of common stock previously issued to Robert Nathan and Ernest C. Wille. In April the Company re-issued 25,000 shares of common stock, under the S-8 Employee Compensation Plan to three individuals for consulting services. In May the Company cancelled 20,000 shares of it's common stock previously issued to Valencia
Entertainment. In May the Company cancelled a second return of 59,700 shares of common stock previously issued to Robert Nathan and Ernest C. Wille. In
May, 5,000 shares of preferred shares were converted to 25,000 shares of common. In August 20,000 shares were issued to correct a previous issue error to a shareholder.

On July 10, 2001 the Company's SB-2 SEC File No. 333-63346 became effectived, which registered 662,653 share of common stock. There were 53,750 common shares issued in the third quarter from this registration.

On July 17, 2001 Vince Vellardita cancelled and retired 5,000,000 shares of common stock. These shares were returned to the treasury.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
-----------------------------------------------------------
A)      a) The Company held its 2001 annual Meeting of Stockholders on May 22, 2001.
        b) Vince Vellardita, Stephen A. Weber, Ronald Foster, and
           David Weiner were elected as directors of the Company.
        c) 1) Votes casts for each nominee for director were as follows:

                              For      Against    Abstain      Non-Votes
                             ----    ----------  ---------   ------------
           Mr. Vellardita  8,460,521     -0-        -0-        448,880

           Mr. Weber       8,460,521     -0-        -0-        448,880

           Mr. Foster      8,460,521     -0-        -0-        448,880

           Mr. Weiner      8,460,521     -0-        -0-        448,880


B) Reverse Split of Shares
  ------------------------
On August 15, 2001, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split (the "Reverse Split") of the Company's issued and outstanding Common Stock (the "Existing Common"). On August 15, 2001, the amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of Common Stock. Approval by the Board of Directors and by the holders of a majority of the outstanding shares of Common Stock is adequate under Delaware law to effect the amendment.

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

         (D)      September 5 - DEF 14 C Proxy Statement.




                               SIGNATURES
                              ------------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ValCom, Inc.

Date: NOVEMBER 13, 2001            By: /s/Vince Vellardita
                                  -------------------------------------
                                   Vince Vellardita Chairman of the
                                   Board and Chief Executive Officer
                                   (principal executive officer)