Form 10KSB
period 2001-09-30
VALCOM INC /CA/
filed 2002-01-07
CIK 1013453

Securities and Exchange Commission
                           Washington, D.C., 20549

                             FORM 10-KSB
Annual Report Pursuant To Sections 13 Or 15 (D) Of The Securities
Exchange Act Of 1934
             For the Fiscal Year Ended September 30, 2001
Filed Pursuant To Sections 13 Or 15(D) Of The Securities Exchange Act of 1934
      Securities and Exchange Commission File Number O-28416

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

==============================================================================
      Securities registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:
      Common Stock, Par value $0.001 - Preferred Stock, Par Value $0.001
      ------------------------------------------------------------------
                           (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     YES X  NO __
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.         YES X   NO __

Registrant's revenues for its most current fiscal year:  $ 2,413,260.00
Aggregate market value of the voting stock held by
non-affiliates as of December 15, 2001:                   $3,563,760.00
Number of common shares outstanding as of 9/30/2001
or latest practical date at $.001 par value:                  8,909,401

Documents Incorporated By Reference:  None
Location of Exhibit Index:       The index of exhibits is contained in part IV
herein on page number 49 plus exhibits.
Transitional Small Business Disclosure Format:     Yes ____      No _X_
===============================================================================
                           Dated December 27, 2001
________________________________________________________________________________
                                -1-

                        Table of Contents
Item      Page
Number    Number    Item Caption
------    ------    ------------
Part I
------

Item 1.   3    Description of Business
Item 2.   8    Description of Properties
Item 3.   9    Legal Proceedings.
Item 4.   10   Submission of Matters to a Vote of Security Holders

Part II
-------

Item 5.   10   Market Price of and Dividends on the Registrant's Common
               Equity and other Shareholder Matters
Item 6.   15   Management's Discussion and Analysis or Plan of Operation

Item 7.   18/F1Financial Statements and Summary Financial Data
Item 8    37   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure
Part III
--------

Item 9    37   Directors, Executive Officers, Promoters and Control Persons
Item 10.  39   Executive Compensation
Item 11.  39   Security Ownership of Certain Beneficial Owners and
               Management
Item 12.  42   Certain Relationships and Related Transactions

Part IV
-------

Item 13.  42   Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

Signatures  44
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

On August 21, 2000, a letter of intent was executed between the principals of Valencia Entertainment International, LLC (VEI) and SBI Communications, Inc.
(SBI) Both parties conducted due diligence and began the formal process of drafting the merger agreement. On October 16, 2000, the majority stockholders executed a written shareholder resolution approving the Agreement and Plan of Merger. Pursuant to the Merger Agreement the Company appointed new Board
                                          -3-
members, changed the par value of Preferred Stock, increased the authorized Common Stock and changed its name to ValCom, Inc. (ValCom) A 14C information statement was filed with the Securities and Exchange Commission. The Securities and Exchange Commission approved the definitive 14C on February 13, 2001.
The Merger was finalized on March 6, 2001.

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

       Name and Position in the Company        Age               Since

       Vince Vellardita                         44                2000
       CEO/President/Chairman of the Board

       Ronald Foster                            60                1986
       Vice President/Secretary/Director

       David Weiner                             42                2001
       Director

       Stephen A. Weber                         53                2001
       Director

 Change In Par Value Of Preferred Stock
-------------------------------------------------
The Board of Directors and the consenting stockholders unanimously adopted and approved an amendment to the SBI's certificate of incorporation (now Valcom) to change the par value of its preferred stock. SBI's previous capital structure authorized 10,000,000 million shares of preferred stock at a par value of $5.00 per share. Delaware law computes the annual franchise tax based either on the authorized share method or the assumed par value capital method, but in no event is the annual franchise tax greater than $150,000. In order to reduce and minimize the annual franchise tax, the Board of Directors and the consenting stockholders unanimously adopted and approved an amendment to the SBI's(now ValCom) certificate of incorporation to change the preferred stock par value from $5.00 to $.001 per share.

Increase In Authorized Common Stock
------------------------------------------------
The Board and the consenting stockholders unanimously adopted and approved an amendment to SBI's(now ValCom) certificate of incorporation to increase the authorized common stock from 40,000,000 to 100,000,000 shares. The terms of the merger made VEI a wholly owned subsidiary of ValCom and the principals of VEI received shares of ValCom's common stock based upon an agreed upon fair market valuation of the net assets of VEI. In order to consummate the merger, SBI (now ValCom) was required to issue 75,709,965 shares of common stock to the principals of VEI. The shares of common stock do not have any pre-emptive rights. The Authorized Shares Amendment was implemented by filing the certificate of amendment with the Secretary of State of Delaware.

Name Amendment
-------------------------------
The Board of Directors and the consenting stockholders unanimously adopted and approved an amendment to the SBI's certificate of incorporation to change the corporation's name to ValCom, Inc., which is referred to as the "Name Amendment." The Name Amendment was implemented by filing a certificate of amendment to the certificate of incorporation with the Delaware Secretary of State. In the judgment of the SBI Board of Directors, the change of the corporate name was desirable in view of the significant change in the SBI's character and strategic focus as a result of the merger with VEI.

ValCom's Corporate Structure
----------------------------------------
ValCom, Inc. has one subsidiary: Half Day Video, Inc. a California Corporation Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

Business Overview
--------------------
ValCom's business includes television production for network and syndication programming, motion pictures, Internet and real estate holdings, however, revenue is primarily generated through the lease of the sound stages. ValCom, which owns 6 acres of real property and a 120,000 square foot production facility in Valencia, California, is currently the studio set for JAG, produced by Paramount Pictures and Power Rangers produced by Saban productions. The Company's sound stages have been operating at full capacity since 1995.
ValCom also leases an additional 3 acres and 52,000 square feet production facility that includes two full-service sound stages, for a total of eight sound stages. ValCom's past and present clients include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony,
Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also has a small library of wholly owned television content that are ready for worldwide distribution, and several major series in advanced stages of development.

Expansion Plans
---------------
The Company continuously reviews industry developments and regulations for potential expansion opportunities. As a public company, the Company benefits from operating in highly regulated markets, which levels the competitive playing field.

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

Acquisition of Half Day Video
-------------------------------------
On March 8, 2001 negotiations were completed and an agreement was executed for the purchase of 100% of the stock of Half Day Video,Inc. (HalfDay) by the Company. Half Day is located in Burbank, California and specializes in supporting the entertainment industry with television and film equipment rentals. Half Day's client list includes The Academy Awards, Emmy Awards,
NBC, Entertainment Tonight, MTV, Oscar Awards, General Hospital and other major entertainment and production companies. Half Day has approximately $847,000 in assets with current revenues of $609,000. Half Day leases its offices and warehouse facility in Burbank and will continue to operate and
               -6-
service its clients using its current employees. This acquisition is expected to significantly enhance the Company's ability to service the entertainment industry thereby further increasing shareholder value.

Competition
------------

Film Entertainment Overview
--------------------------------------
Competition in the film entertainment business is diverse and fragmented, with scores of companies operating at various levels of product budget and scope. The market is overwhelmingly dominated by the major Hollywood studios, with the top-ranked company, Disney in 1999, usually commanding 15 to 20 percent of the domestic market share in any given year.

ValCom will succeed by choosing its projects and markets carefully, and by selecting segments and geographic areas in where it can build proprietary competitive advantages.

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

ValCom experiences competition from three market segments:

1)   Traditional television, game shows, Reality Television Drama
2)   Movies for television and Theatrical Release
3)   Other entertainment/media companies

Other Activities
----------------
Interactive Technology
----------------------
The Company has experience in the interactive communications and entertainment fields which brings together elements of the "Information Superhighway." It has created and broadcast interactive national and international television programs using state-of-the-art computer technology, proprietary software programs, satellite communications, and advanced telecommunications systems.

The Company's management believes that its experience in developing and delivering interactive television program, as well as its ownership of proprietary systems and software, provide and advanced in its ability to launch new entertainment and information programs based on comparable resources.

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

Employees
---------
As of September 30, 2001, the Company had 20 permanent employees, including two officers and four professional staff.

No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

Item 2. Description of Property
-------------------------------
       Premises

The Company's corporate offices are located at 26030 Avenue Hall Studio
#5, Valencia, California. The Company controls 9 acres of land in Valencia, California. The premises are comprised of 8 production sound stages and consist of approximately 425,000 square feet for which 270,000 are owned and the balance are leased. Offices occupy 60,000 square feet.

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

Item 3 - Legal Proceedings
--------------------------

 Involvement in Certain Legal Proceedings
----------------------------------------

On September 14, 2001, plaintiffs Diane Russomanno and Knowledge Booster, Inc.
v. Valencia Entertainment International, ValCom, Inc., Vince Vellardita, Tom Grimmett, Nalin Rathod, Aburizal Bakrie, Nirwan Bakrie, Linda Layton, Barak Isaacs, and Does 1 through 20, Case No. BC257989 (Sup. Ct., L.A. Co., C.A.). This matter arises from an underlying action wherein plaintiffs obtained judgments against Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. in the amounts of $3,000,000 and $1,200,000, respectively. In this matter, Plaintiffs' first of two causes of action alleges that we, and other defendants, are alter-egos of Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. and, therefore, plaintiffs are entitled to enforce the aforementioned judgments against us. Plaintiffs seek payment of the judgments in the amount of $4,200,000 plus interest under this cause of action.

Further, Plaintiffs second cause of action concerning malicious prosecution also elleges alter-ego liability. Plaintiffs allege that Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. filed a cross-complaint in the underlying litigation without any probable cause and for an improper motive or purpose. Plaintiffs similarly allege that we, and other defendants, are alter egos of Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. are, therefore, liable for such malicious prosecution. Plaintiffs seek unspecified compensatory and punitive damages under this cause of action.

We believe the allegations are without merit and intend to vigorously defend ourselves. The Company is also indemnified by a related party for any loss incurred in this matter.

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

A) a) The Company held its 2001 annual Meeting of Stockholders on May 22,
      2001.
   b) Vince Vellardita, Stephen A. Weber, Ronald Foster, and David Weiner were elected as directors of the Company.
   c) Vote cast for each nominee for director were as follows:

                                    For     Against     Abstain     Non-Votes
                                  -------- ---------   ---------   -----------
                 Mr. Vellardita  8,460,521     0           0         448,880
                 Mr. Weber       8,460.521     0           0         448,880
                 Mr. Foster      8,460,521     0           0         448,880
                 Mr. Weiner      8,460,521     0           0         448,880

B)  Reverse Split of Shares
    -----------------------
On August 15, 2001, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split (the "Reverse Split") of the Company's issued and outstanding Common Stock (the "Existing Common"). On August 15, 2001, the amendment was approved in a written consent executed by the holders of more than a majority of the outstanding shares of Common Stock. Approval by the Board of Directors and by the holders of a majority of the outstanding shares of Common Stock is adequate under Delaware law to effect the amendment.

                             PART II

Item 5.     Market Price of and Dividends on the Company's Common
            ------------------------------------------------------
            Equity and Related Stockholder Matters
            --------------------------------------
Preferred Stock
---------------

All attributes of the currently unissued preferred stock will be determined by the Company's Board of Directors prior to issuance, as permitted by and subject to the requirements of applicable Delaware law. The currently
               -10-
outstanding preferred stock has a $0.001 per share par value and a $5.00 per share liquidation preference; paying no dividend but convertible into common stock upon demand at a conversion rate equal to five shares of common to one share of preferred stock. The preferred stock has no voting rights except as to matters specifically dealing with changes in the attributes of the preferred stock.

Market for Common Equity
------------------------

The Company's stock is traded on the NASDAQ OTC Electronic Bulletin
Board under the symbol of VACM. The Company currently has 8,909,401 shares of stock outstanding, with 1,500,000 in the public float. There are approximately 3,123 shareholders of record. For the fiscal year ended September 30, 2001 the Company reported revenues of $2,413,260. and a net loss of $2,126,291.
Its trading symbol on Frankurt EXTRA is "VAM" and security code #940589.
No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 1,543,000 shares of preferred stock which are convertible into common stock and 72,737 warrants to purchase in conjunction with common stock.


No common stock is currently being offered or proposed to be offered which offering could be reasonably expected to have a materially adverse effect on the market price of the Company's common equity; and there are approximately 400,000 shares of common stock which will become eligible for sale by September 30, 2001, pursuant to the provisions of Securities and Exchange Commission Rule 144.

The Company has not agreed to register securities for resale under the Securities Act of 1933, as amended, for anyone.

The following table sets forth in United States dollars the high and low bid
quotations for such shares.   Such bid quotations reflect inter-dealer prices,
without retail mark-up, mark-down or commissions, and do not necessarily re-present actual transactions. The source of the following information is the National Association of Securities Dealers, Inc.'s NASDAQ Electronic Bulletin Board.

                           Common Stock

Date                                       Low              High
----                                       ---              ----

                                         Bid                   Ask
                                        -----                 -----
                                   Low         High        Low      High
                                  -----        ----        ---     -----
1999
----
First Quarter                    $1.3000     $1.8750   $1.8750    $3.1250
Second Quarter                   $1.2500     $1.5625   $2.1875    $2.1875
Third Quarter                    $0.1000     $1.2500   $0.6000    $2.1875
Fourth Quarter                   $0.2000     $0.2400   $0.4000    $0.3000


2000
----
First Quarter                    $1.1000     $3.8000    $1.6000    $5.0000
Second Quarter                   $ .9380     $3.1250    $1.6500    $3.4380
Third Quarter                    $1.2550     $35.300    $19.000    $35.313
Fourth Quarter                   $2.3000     $21.400    $21.563    $25.000

2001
----
First Quarter                    $ .6875     $1.5600    $ .7500    $1.6250
Second Quarter                   $2.1000     $6.4200    $3.1000    $7.3000
Third Quarter                    $ .5100     $ .7000    $1.1000    $3.0000

As of September 30, 2001 there were approximately 3,123 stockholders of record of the common stock.

Prices quoted reflect a one share for twenty reverse split effective on February 1, 1993. Also, a two share for one forward split effective on August 14, 2000 and a one share for ten reverse split effective on September 27, 2001.

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

Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(A) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is: i) registered and traded on a national securities exchange meeting specified Securities and Exchange Commission criteria; ii) authorized for quotation on the National Association of Securities Dealers, Inc.'s
(NASD") automated inter-dealer quotation system ("NASDAQ"); iii) issued by a registered investment company; iv) excluded, on the basis of price or the issuer's net tangible assets, from the definition of the term by Securities and exchange Commission rule; or v) excluded from the definition by the Securities and Exchange Commission.
               -12-

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

Rule 3a51-1(a) excludes from the definition of penny stock any equity security that is a "reported security" as defined in Rule 11Aa3-1(a). A reported security is any exchange-listed or NASDAQ security for which transaction reports are required to be made on a real-time basis pursuant to an effective transaction reporting plan. Securities listed on the New York Stock Exchange (the "NYSE"), certain regional exchange-listed securities that meet NYSE or Amex criteria, and NASDAQ National Market System ("NMS") securities are not considered penny stocks. (Release No. 30608, Part III. A.1). Generally, securities listed on the American Stock Exchange (the "Amex") pursuant to the Amex's original and junior tier or its "Emerging Company Marketplace" listing criteria, are not considered penny stocks. Securities listed on the Amex pursuant to its Emerging Companies Market ("ECM") criteria, however, are considered to be "penny stock" solely for purposes of Exchange Act 15(b)(6). (Release No. 30608, Part III.A.1).
Rule 3a51-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying Electronic Quotation System (i.e., an automated inter-dealer quotation system as set forth in Exchange
Act Section 17B(b)(2)). "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. (Release No. 30608, Part III.A.3.b). An inter-dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers. In the case of a unit composed of one or more securities, the price divided by the number of shares of the unit that are not warrants, options, or rights must be five dollars or more. Furthermore, the exercise price of any warrant, option, or right, or of the conversion price of any convertible security, included in the unit must meet the five dollar requirement. For example: a unit composed of five shares of common stock and five warrants would satisfy the requirements of the rule only if the unit price was twenty-five dollars or more, and the warrant exercise price was five dollars or more. Once the components of the unit begin
               -13-
trading separately on the secondary market, they must each be separately priced at five dollars or more. (Release No. 30608, footnote 66).

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

Security Holders
----------------

As of September 30, 2001, the latest practicable date for which information is available, the Company's management was of the opinion that the Company had approximately 3,123 common stock holders.

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

As of September 30, 2001, 8,909,401 shares of Common Stock were outstanding (excluding the 2,500,000 shares held but not yet allocated by the Company's Employees' Trust) and held of record by approximately 3,123 persons.
 In addition, 1,538,000 shares of preferred stock were outstanding, and held by approximately four persons.

Continental Stock Transfer and Trust Company, 17 Battery Place; New York, NY 10004, acts as transfer agent and registrar for the Company's common and preferred stock.

Item 6.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations and Plan of Operation.
            ------------------------------------------------
Introduction
------------
Plan of Operation:

ValCom, Inc. operations at present are comprised of three divisions; 1) Studio Rental, 2) Studio Equipment Rental, and 3) Film and Television Production.

Studio Rental
--------------
The Company owns six improved acres with 6 sound stages and two additional leased stages in Valencia, California doing business as Valencia Entertainment International. Seven of the eight stages are leased under annual contracts to two major production companies. Rental income for the seven stages should remain constant at approximately $1,900,000 annually with cost of living increases. The eighth stage has been developed into a television studio and being utilized under a facility production contract (Film Production below).

Studio Equipment Rental
-----------------------
In March 2001 the Company acquired for stock Half Day Video, Inc. a company which supplies personnel, cameras and other production equipment to various production companies on a short term basis. As a result of additional equipment purchases and increased marketing activity it is anticipated that Half Day Video revenue should increase significantly from the prior year.

Film Production
---------------
In March 2001 the Company entered into an agreement with Woody
Fraser Productions to produce various television productions. Under the terms of the agreement the Company will retain, after costs of production, 75% of the net profits derived from any production. In March 2001 the company signed contracts with a Cable Television Network to produce a television series consisting of 13 episodes and a separate pilot episode for a new potential series. Revenue to be recognized under these contracts during 2002 will be approximately $2,500,000. The Company's Half Day Video subsidiary will handle a majority of the production rental needs. Additionally, the Company signed a contract with a different Cable Television Network to produce six (6) episodes of a television series at a contracted amount of approximately $513,000. After costs of production, the Company will retain 100% of any profits plus a portion of the executive producer fees. Additional productions are in the development process. Revenues will be recognized when all individual programs are available and accepted by the customer.

 Results of Operation
 --------------------
In December 2001 The Company elected to change its fiscal year end from December 31, to September 30. The year end of September 30 will more closely match the Company's natural business cycle.

 September 30, 2001 and December 31, 2000 Comparison
 ---------------------------------------------------
As of September 30, 2001 the Company had working capital of $537,646. As of the prior year working capital was $1,074,031. The change was due primarily to the increase in accounts payable and accrued liabilities.

Total assets were $14,580,597 at September 30, 2001 versus $16,008,529 at December 31, 2000 and additionally total liabilities were $8,355,823 and $8,987,769 respectively. The changes in total assets and liabilities are substantially accounted for by above described changes in current assets and liabilities.
For the nine months ended September 30, 2001 the Company had revenue of $2,413,260, operating expenses of $3,988,588 and net losses of $(2,126,291).
Loss before depreciation and interest was $(1,327,951) for the nine month period.
               -16-

Rental revenue increased $93,251 for the nine months compared with the corresponding prior year. This increase was the result of the revenue earned from two additional stages and contractual rate increases. Production revenue increased $914,734 for the nine months versus the prior year.

Production costs increased $708,450 for the nine months compared with the prior year. This increase relates to the increase in production activity and expensed development costs.

Selling and promotion costs increased $126,307 for the nine months due to the effort to promote the Company and its services/productions.

Depreciation expense decrease of $79,789 was due to the fully depreciated status of certain assets as of September 30, 2001.

For the nine months ended September 30, 2001, administrative and general costs increased by $797,903. This increase was the result of significant increases in Legal and Accounting, Management Consulting, Salaries and Fringes, Taxes and Licenses, Development Costs and Rent Expense categories for the following reasons:

A $34,059 increases in Legal and Accounting was due to the performance of audits and the preparation of agreements and other legal matters related to the merger.

A $207,250 increases in Management Consulting was due to costs incurred in the planning and reorganization of the newly merged companies.

A $53,172 increase in Taxes and Licenses was due to adjustments made for the under adjacent to the Valencia studio property.

A $368,194 increase in Salaries and Fringes was primarily due to management staffing increases.

September 30, 2001 and September 30, 2000.
-------------------------------

September 30, 2000 was prior to the October 17, 2000 merger with Valencia Entertainment International and prior to the March 2001 joint venture with Woody Fraser Productions.

For the nine months ended September 30, 2000 the Company had no revenue and had not completed the merger with Valencia Entertainment or Half Day Video.

For the nine months ended September 30, 2001 the Company incurred administrative and general costs of $289,335, web site development costs of $102,491 and Interest expense of $100,000. The web site development was completed, however all other costs increased substantially due to the acquisitions and formations of new business entities.

The Company did not record any income tax expense for any periods due to its tax loss and tax loss carry forwards. At the end of fiscal 2001, the Company had tax loss carry forwards in excess of $12 million.


Effective September 28, 2001 the Company sold 100% of the outstanding equity of SBI Communications, Inc. of Alabama, a Alabama corporation to Ronald
C. Foster, an officer, director and shareholder of ValCom, Inc. The Company received a promissory note for $1,200,000.
               -17-

The net assets of SBI Communications, Inc. of Alabama included the Piedmont property with a carrying value of $3,940,000 previously classified as "Property held for sale" and related liabilities including a Mortgage, Accrued interest and amounts due Ronald C. Foster for salaries and advances made to the Company.

The following table sets forth the relative relationship to total revenue of the revenue categories in the Company's statement of income and percentage changes (rounded to the nearest whole dollar).


                      Amount of Total Revenue

Fiscal Year Ended:                         September 30,     December 31,
                                          --------------     ------------
                                       2001            2000         2000
                                       ----            ----         ----
  Revenues:
  Rental                         $ 1,422,033           -0-       $ 1,328,782
  Production                         952,234           -0-            37,500
  Other Income                        38,993           -0-            28,791
                                  -----------      -----------  ------------
  Total Revenue                  $ 2,413,260       $   -0-       $ 1,395,073
                                  ===========      ===========  ============

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

Capital Resources
-----------------
Internal and external source of funding:
---------------------------------------
The Company has obtained a line of credit from Laurus Family of Funds for $2,750,000. To date, the Company has drawn $1,000,000. Such line is represented as Convertible Notes. ValCom has sufficient funds to operate for the next 12 months through its use of the credit facility.
Also, the Company has sold its Piedmont property for a note receivable of $1,200,000 due September 2002 and is anticipating increased revenues from studio facility and productions.

Item 7.    Financial Statement and Summary Financial  Data
------     -----------------------------------------------
                         Financial Statements
                         --------------------
The audited consolidated balance sheet of the Company as of September 30, 2001 and December 31, 2000 and the unaudited consolidated balance sheet as of
               -18-

September 30, 2000 and the related consolidated statements of operations, stockholder's equity and cash flows are submitted herewith.

                          CONTENTS OF REPORT
-------------------------------------------------------------------------------
Consolidated Independent Auditors' Report                      F-1
Consolidated Balance Sheet                                     F-2
Consolidated Statements of Operations                          F-3
Consolidated Statements of Cash Flow                           F-4
Consolidated statements of Stockholders Equity                 F-6
Notes to Consolidated Financial Statements                     F-7/F-16

To the Board of Directors
ValCom, Inc.:

We have audited the accompanying consolidated balance sheets of ValCom, Inc. and subsidiaries (the "Company") as of September 30, 2001, and December 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended
December 31, 2000 and the nine month period ended September 30, 2001.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and the nine months ended September 30, 2001 in conformity with generally accepted accounting principles.

/s/JAY J. SHAPIRO, C.P.A.
a professional corporation

Encino, California
December 27, 2001

                       VALCOM, INC AND SUBSIDIARY
                 ----------------------------------------
                       CONSOLIDATED BALANCE SHEET
                        ---------------------------
                                  ASSETS
                                  ------

                                    September 30,              December 31,
                                    -------------              -----------
                                  2001            2000               2000
                                  -----           ----               ----
                                              (Unaudited)
Cash                           $  420,857    $    22,541         $    7,787
Accounts receivable, net          156,179            -0-             74,455
Other receivables                  74,000            -0-             52,634
Prepaid expenses                      -0-            -0-              11,569
Inventory                             -0-         22,000                -0-
Prepaid development costs         190,699            -0-                -0-
Property held for sale                -0-      3,940,000          3,940,000
Note receivable, related party  1,415,000            -0-                -0-
                           ---------------  ------------       -------------
Total Current Assets            2,256,735      3,984,541          4,086,445
                           ---------------  ------------       -------------
Fixed Assets - net            $11,959,941    $    75,000        $11,681,381
Production costs                      -0-            -0-            110,201
Prepaid loan fees                 232,171            -0-            100,501
Deposits                           31,750         20,500             30,000
Notes receivable, long-term       100,000            -0-                -0-
                           ---------------- ------------       -------------
Total Assets                 $ 14,580,597    $ 4,080,041       $ 16,008,528
                           ================ ============       =============

         See accompanying notes to consolidated financial statements

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
Accrued interest             $    20,384    $     299,000      $    325,010
Accrued wages due stockholder        -0-          550,000           670,000
Advances due stockholder             -0-          295,000           200,508
Loan payable affiliate               -0-          150,000           150,000
Other current liabilities            -0-              -0-            42,461
Accrued other                    107,824              -0-               -0-
Credit line payable              150,837              -0-           110,000
Notes payable -- current portion 133,405        1,181,181         1,289,586
Accounts payable                 540,983           76,000           297,285
Production advances, net         765,656              -0-               -0-
                              -----------     -----------       ------------
Total Current Liabilities      1,719,089        2,551,181         3,084,850

Notes Payable                  6,636,734              -0-         5,902,919
                              -----------     ------------      -----------
Total Liabilities            $ 8,355,823      $ 2,551,181       $ 8,987,769
               F-2

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, par value
$0.001; 10,000,000 shares
authorized: 1,538,000 and 1,543,000
1,543,000 shares issued and
outstanding at September 30, 2001
and 2001 and December 31,
2000, respectively:                1,538             1,543            1,543
Common stock, par value $.001;
100,000,000 shares
authorized; 8,909,401 and 13,770,878
and 90,139,843 shares issued and
outstanding at September 30, 2001
and 2000 and December 31, 2000
respectively:                      8,909             6,885           90,140

Additional Paid in capital     9,512,699         4,508,025        8,101,157

Accumulated deficit           (3,298,372)       (2,987,593)      (1,172,081)
                             -------------    -------------    --------------
                               6,224,774         1,528,860        7,020,759
                             -------------    -------------    --------------
                            $ 14,580,597    $    4,080,041     $ 16,008,528
                             =============    =============    ==============

        See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARY
                     -------------------------------
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 -------------------------------------

                                   September 30,              December 31,
                                  --------------             -------------
                               2001            2000               2000
                              ------           -----             ------
                                              (unaudited)
Revenue
   Rental                $   1,422,033    $        -0-     $   1,328,782
   Production                  952,234             -0-            37,500
   Other                        38,993             -0-            28,791
                           ------------    ------------    --------------
                             2,413,260             -0-         1,395,073
Cost and Expenses:         ------------    ------------    --------------
   Production and development  981,667             -0-           273,217
   Selling and promotion       230,483             -0-           104,176
   Depreciation                191,925             -0-           271,714
   Web site development            -0-          102,491              -0-
   Administrative and
   general                   2,529,061          289,335        1,786,610
                          -------------    -------------   --------------
       Total                 3,933,136          391,826        2,435,717
                          -------------    -------------   --------------

Operating (loss)           ( 1,519,876)       (391,826)       (1,040,644)

Interest Expense              (606,415)       (100,000)         (851,078)
                          -------------   --------------   --------------
Net Loss                  $ (2,126,291)   $   (491,826)     $ (1,891,722)
                          =============   ==============   ==============
Basic net
(loss) per share......... $    ( 0.23)    $    (0.04 )      $     (.06)
                          =============     ============     ===========
Weighted number of shares   9,135,419       13,770,878        29,805,000
                          =============     ============     ===========

         See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARY
                  -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------

                                            September 30          December 31
                                            ------------          -----------
                                        2001            2000          2000
                                        ----            ----          ----
                                                     Unaudited
Operating Activities:
Net (Loss)                         ($2,126,291)    (   491,826)  ($1,891,722)
Not Requiring Cash:
    Depreciation and amortization      191,925             -0-       271,714
    Stock issued for services          280,000         141,565       617,084
    Other                                  -0-             -0-         2,167
                                   ------------   -------------   ------------
                                    (1,654,366)     (  350,261)   (1,000,757)
                                   ------------   -------------   ------------
Changes in:
    Receivables                        (61,223)            -0-       307,623
    Inventory                              -0-          22,000           -0-
    Mortgage escrow hold back              -0-             -0-           -0-
    Prepaid expenses                    11,569                      ( 11,569)
    Liabilities assumed by buyer or
    property held for sale         ( 2,525,000)            -0-           -0-
    Development costs                  (80,498)            -0-           -0-
    Other assets                           -0-             -0-      (101,034)
    Accounts payable and other
    accrued expenses                  (  9,986)        120,000       293,575
    Production deposits                765,656             -0-           -0-
    Credit line payable                 40,837             -0-       110,000
    Loans payable                                          -0-       150,000
    Due to stockholder                (870,508)        280,802       225,372
                                   ------------    ------------    -----------
                                     2,320,847         422,802       973,967
                                   ------------    ------------    -----------
Cash Provided (used) by Operations     666,481          72,541       (26,790)
                                   ------------    ------------    -----------
Investing Activities:
    Acquisition of fixed assets       (401,179)       ( 20,000)     (180,441)
    Acquisition of Half Day, Video     141,742             -0-           -0-
    Renovation costs                                  ( 75,000)          -0-
    Deposits                          (  1,750)            -0-           -0-
    Notes receivable                  (100,000)            -0-           -0-
    Prepaid loan fees                 (131,670)            -0-           -0-
                                   ------------    -------------   ------------
    Cash Used by Financing
    Activities                        (634,599)        (  95,000)    (180,441)
                                   ------------    -------------   ------------
Financing Activities:
    Principal payments
    on notes payable                   131,198              -0-     (213,676)
    Withdrawl of capital contribution                       -0-   (2,000,000)
    Issuance of stock                  205,000           45,000      150,000
                                   ------------     -----------    ------------
    Cash Provided (Used) by
    Financial Activities               336,198           45,000   (2,063,676)
                                   ------------     ------------  ------------

Increase (Decrease) in Cash and
    Cash Equivalents                   368,080        (  22,541)  (2,270,907)
    Cash and cash equivalents,
    beginning of year                   52,777              -0-    2,278,694
                                   ------------     ------------  ------------
    Cash and cash equivalents,
    end of year                  $     420,857     $     22,541        7,787
                                   ============     ============  ============

Supplemental disclosure of cash flow information:

    Interest paid                $     299,000     $        -0-  $   291,000
                                  ============      ============  ============
    Income taxes paid            $           0      $        0      $        0
                                  ============     ============    ============
    Notes receivable accepted
    for property held for sale   $   1,415,000              -0-             -0-
                                  ============     ============    ============

           See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARY
                 ---------------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
          YEAR ENDED SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
               ---------------------------------------

                                                    Additional
                   Common           Preferred         Paid-in    Accumulated
                  -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
Jan 1, 2000   9,693,878  9,694   1,653,000   1,653      9,399,742     719,641
Shares issued
for services  2,736,000  2,736                            616,515    (458,250)
Shares issued
for assets      100,000    100                             12,400
Shares issued
for cash        900,000    900                            169,100
Conversion
of preferred  1,100,000  1,100    (110,000)  (110)           (990)
Withdrawal of
capital contribution
December 2000                                          (2,000,000)
Retirement upon
merger         (100,000)  (100)                           (19,900)
Acquisition of
VEI-Oct 2000 75,709,965 75,710                            (75,710)
Net loss
for 2000                                                            (1,433,472)
             --------- -------  ----------- -----------  --------   ----------
Balance
December
31, 2000     90,139,843$90,140   1,543,000     $ 1,543  $8,101,157 ($1,172,081)

Acquisition
of Half Day     950,000    950                             140,792
Discount on
convertible debt                                           375,000
Shares issued
for services  1,600,000  1,600                             378,400   ( 380,000)
Shares issued
for debt
retirement      869,162    869                             227,695
Shares issued
for cash        410,000    410                             204,590
Conversion of
preferred shares 25,000     25   (   5,000)     (    5)   (     20)
Correction of
shares issued
upon merger     100,000    100                             (   100)
Canceled     (5,000,000)(5,000)                              5,000
Reverse
split 1:10  (80,184,604)(80,185)                            80,185
Net loss
for the
period                                                              (1,746,291)
             ----------- ------- ---------   ---------- ---------- ------------
Balance
September
30,2001       8,909,401$ 8,909    1,538,000   $   1,538 $9,512,699  (3,298,372)
             ========== =======  ==========   ========= ========== ===========

             See accompanying notes to consolidated financial statements

                         VALCOM, INC. AND SUBSIDIARY
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
             SEPTEMBER 30, 2001 AND 2000, AND DECEMBER 31, 2000
            -----------------------------------------------------

NOTE 1 Summary of Significant Accounting Policies
-------------------------------------------------
Following is a summary of the significant accounting policies followed in the preparation of these financial statements, which policies are in accordance with generally accepted accounting principles:

Organization
------------
ValCom, Inc. (the "Company"), formerly SBI Communication, Inc.
was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. became the surviving corporate entity in a statutory merger with Supermin, Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware.

In October 2000, the Company was issued 75,709,965 shares by SBI for 100% of the shares outstanding in Valencia Entertainment International LLC ("VEI"), a California limited liability company. This acquisition has been accounted for as a reverse acquisition merger with VEI becoming the surviving entity. The corporate name was changed to ValCom, Inc.

Principles of Consolidation/Presentation
---------------------------
The consolidated financial statements include the accounts of the Company and one wholly-owned subsidiary Half Day Video, Inc.
These financial statements include all activities as if the acquisition occurred on January 1, 2000.

                 ValCom, Inc. and Subsidiary
                              ------------
                Notes to Consolidated Financial Statements
               --------------------------------------------
            September 30, 2001 and 2000 and December 31,2000
            ------------------------------------------------

Note 1 Summary of Significant Accounting Policies (cont'd)
----------------------------------------------------------
The Company changed its fiscal year to September 30 from December 31 to better reflect its operating cycle. Accordingly the audited financial statements for the nine months ended 9/30/01 are presented with the unaudited statements as of 9/30/00 for comparison purposes.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Commitments, Risk And Contingencies
------------------------------------
Financial instruments that potentially subject the Company to concentrations of risk, consist of trade receivables principally arising from monthly leases from television producers. Management believes all receivables to be fully collectible. In addition, the Company has a standby letter of credit for $30,000 related to a lease of the facility.

Cash Equivalents
----------------

The Company maintains cash and cash equivalents (short-term highly liquid investments with original maturity less than three months) with various financial institutions. From time to time, cash balances may exceed Federal Deposit Insurance Corporation insurance limits.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes. As of September 30, 2001 accounts receivable has been reported net of a $20,000 allowance for bad debts.

                      ValCom, Inc. and Subsidiary
                             --------------
               Notes to Consolidated Financial Statements
              --------------------------------------------
           September 30, 2001 and 2000 and December 31, 2000
           -------------------------------------------------

Note 1 Summary of Significant Accounting Policies (cont'd)
----------------------------------------------------------

Depreciation
------------
For financial and reporting purposes, the Company follows the policy of providing depreciation and amortization on the straight-line and accelerated declining balance methods over the estimated useful lives of the assets, which are as follows:

          Building                          39 years
          Building Improvements             39 years
          Office Furniture and Equipment    5 to 7 years
          Production Equipment              5 years

Amortization of Prepaid Loan Costs
----------------------------------
For financial reporting purposes, costs are amortized on the straight line method over the term of the related loan.

Income Taxes
------------
The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires the use of the asset and liability method and recognizes deferred income taxes for the consequences of "temporary differences" by applying enacted statutory tax rate applicable to future years differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Related Party Transactions
--------------------------
From time to time, a shareholder of the Company advances money to the Company for operations. All amounts owed to the shareholder are non-interest bearing. In addition to advances, the Company accrued salaries payable to the shareholder. All amounts owed to the shareholder are payable on demand upon disposition of property held for sale to related party. The Company's financial statements reflect 1.2 million secured note receivable with interest due at 5%.

                       ValCom, Inc. and Subsidiary
                              -------------
                 Notes to Consolidated Financial Statements
                --------------------------------------------
             September 30, 2001 and 2000 and December 31, 2000
             -------------------------------------------------
Note 1 Summary of Significant Account Policies (cont'd)
-------------------------------------------------------
Stock-Based Compensation
------------------------
As provided for in SFAS #123, the Company elected to apply APBO #25 and related interpretations whereby the fair value of stock given is determined at the grant date and additional disclosures are provided in Note 7.

Impairment of Long-Lived Assets
-------------------------------
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recover ability is based on an estimate of undisclosed future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition
-------------------
Revenues from licensing of television programming is recorded when the material is available for telecasting by the licensee and when certain other conditions are met. Rental revenue is recognized monthly pursuant to written contracts.

Note 2 Property and Equipment
-----------------------------
Property and equipment consists of the following at:

                                       September 30,        December 31,
                                      ---------------      -------------
                                    2001           2000         2000
                                   -----           ------      ------

Land                         $7,392,292             -0-     $7,392,292
Building                      4,028,785             -0-      4,028,785
Building Improvements         1,154,406             -0-      1,240,070
Production Equipment            699,286             -0-            -0-
Leasehold Improvements           50,164             -0-            -0-
Autos and Trucks                 89,087             -0-            -0-
Office Furniture and             73,243          75,000         39,500
equipment                  -------------    ------------    -----------
                             13,487,263          75,000     12,700,647

Less: Accumulated
depreciation                 (1,527,322)            -0-    ( 1,019,266)
                           -------------    ------------  -------------
Net Book Value             $ 11,959,941          75,000    $11,681,381
                           =============    ============  =============

NOTE 3 BUSINESS ACQUISITION
---------------------------
In March 2001, the company acquired 100% ownership of Half Day Video, Inc.
a California corporation, for 950,000 shares of ValCom, Inc. common stock. The net book value of Half Day Video, Inc. has been determined to be the fair market value of the common stock issued.

NOTE 4 PRODUCTION AGREEMENT
---------------------------
In March 2001, the Company entered into an agreement with Woody Fraser Productions, (WFP) to produce various television productions. Under the terms of the agreement the Company will advance WFP $500,000 per year to be used for various development costs. Additionally 25% of the net profits from any productions will be paid to WFP. In March 2001 the venture signed contracts to produce a television series of 13 episodes and a pilot for a cable TV Network.

                        VALCOM, INC AND SUBSIDIARY
                   ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
              September 30, 2001 and 2000 and December 31, 2000
             ---------------------------------------------------
NOTE 5 Notes Payable
---------------------
  The following is a summary of the Company's Notes Payable at year end.

                                           September 30,         December 31,
                                          --------------        -------------
                                        2001         2000             2000
                                        ----         -----           ------
Promissory note payable to First
Fidelity Investment and Loan due
in monthly installments of principal
and interest of $54,648 at 10.03% per
annum. The rate is variable dependent
on the 6 month US T-Bill rate. The note
is secured by a Deed of Trust on the
Valencia Studio property. The note
matures December 2009.                   5,927,508        -0-      $5,961,324
Convertible promissary note net of
discount of $336,000 See note 6
for further description.                   586,388        -0-             -0-
Promissory note payable to private lender
due with interest at 12% per annum and
was due July, 1999. The note is secured
by a Deed of Trust on  the Piedmont
property.                                      -0-  1,050,000      $1,050,000
Various other loans, 8.00%
-11.00% Interest                           256,243    131,181         181,181
                                        ------------ ------------ -------------
Total                                    6,770,139   1,181,181      7,192,505
Less Current Maturities                    133,405   1,181,181      1,289,586
                                        ------------ ------------ -----------
Notes Payable                          $ 6,636,734  $      -0-     $5,902,919
                                        ============ ============ ============
Maturities on the notes are as follows:

            2001                   $  133,405
            2002                      650,909
            2003                       71,277
            2004                       78,740
            2005                       86,986
            2006                       87,027
            Thereafter             $5,661,795
                                 -------------
                                   $6,770,139
                                 =============

 The Company's average short-term weighted interest rate is 10% and 9% respectively for the periods presented.
                                     F-11

                    VALCOM, INC. AND SUBSIDIARY
                ---------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               -------------------------------------------
            September 30, 2001 and 2000 and December 31, 2000
            -------------------------------------------------

NOTE 6 CONVERTIBLE NOTE PAYABLE
-------------------------------
On June 6, 2001 and September 7, 2001 the Company borrowed $750,000 and $250,000 from the Laurus Master Fund, LTD (LMF). The borrowing are evidenced by convertible promissory notes due June 7, 2003 and September 7, 2003. Interest at 8% per annum is payable quarterly. Any or all principal or interest is convertible into common stock of the Company at 80% of the average of the lowest closing prices during the preceding 60 days. Subsequent to September 30, 2001 $77,612 of the principal and interest was converted to 537,490 shares of common stock. The detachable warrant entitles LMF to purchase up to 72,737 shares of common stock of the company at the lesser $.548 per share or 120% of the average three lowest closing prices during the immediately preceding 10 trading days. A discount of $375,000 was recognized on the convertible features of this debt and the detachable warrants.

NOTE 7 Income Taxes
---------------------
Deferred income tax assets and liabilities are summarized as follows at September 30, 2001:

Deferred tax assets attributable to
operating loss carry forwards                                  $4,800,000
Valuation allowance due to uncertainty
surrounding realization of operating
loss carry forwards                                          ($ 4,800,000)
                                                              ------------
Total deferred taxes                                          $         0
                                                              ============

The Company has available at September 30, 2001, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:

              Amount of Unused                     Expiration During
              Operating Loss                           Year Ended
              Carry Forwards                           December 31
              ---------------                       ----------------
               $   550,000                                2002
               $ 1,200,000                                2003
               $   300,000                                2004
               $   490,000                                2007
               $   340,000                                2008
               $   320,000                                2009
               $   650,000                                2010
               $ 1,050,000                                2011
               $   700,000                                2012
               $ 3,836,000                                2013
               $   289,000                                2014
               $ 1,892,000                                2015
               $ 2,126,000                                2016
              -------------
               $13,743,000
              -------------

           -------------------------------------------------
NOTE 8 Commitments
------------------
In May 2000 the Company leased additional facilities adjacent to its location in Valencia. The lease has a term of five years. Initial monthly base rent is $29,000 with annual increases until 2004 when base rent will be $34,585. During fiscal 2001, the Company recognized $173,650 rent expense.

The Company has various employment agreements with certain officers, shareholders and key employees which expire beginning in 2002.
These agreements provide for compensation aggregating $300,000 per annum.

NOTE 9 Net Loss Per Share
-------------------------
The Company's net loss per share was calculated using weighted average shares outstanding of 9,135,419, 13,770,878, 29,805,000 for the nine month periods ended September 2001 and 2000, and the year ended December 31, 2000 respectively. Although convertible preferred stock and convertible debt are a common stock equivalent, with a conversion rate of 5 shares of common stock for each share of preferred stock conversion has not been included in the calculation of earnings per share as it would be antidilutive.

NOTE 10 Stockholders' Equity
---------------------------

In January 2000, the Company issued 200,000 shares of its common stock for cash of $5,000 and financial marketing services with a fair value of $7,500.

In January 2000, Valencia Entertainment International, LLC distributed $2,000,000 to its partners. This amount was accounted for as a reduction of partners' capital.

                      ValCom, Inc. and Subsidiary
                             -------------
               Notes to Consolidated Financial Statements
               -----------------------------------------
             September 30, 2001 and 2000 and December 31, 2000
            ---------------------------------------------------

NOTE 10 Stockholders' Equity (cont'd)
-------------------------------------

In February 2000, the Company issued 400,000 shares of restricted stock for the origination of $25,000 on a $150,000 loan from two parties.

In June 2000, the Company issued 100,000 shares for $25,000 cash.

In June 2000, the Company issued 100,000 shares for $20,000 cash.
These shares were sold to VEI and were therefore retired upon merger in October 2000.

In June 2000 the Company issued 400,000 shares of restricted stock for web site development fees valued at $50,000.

In July 2000 the Company issued 100,000 shares for purchase of an auto with fair value of $12,500.

In August 2000, the Company issued 30,000 shares of restricted stock as a loan origination fee valued at $3,350.

In August 2000, 110,000 shares of preferred stock were converted to 1,100,000 shares of common stock.

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

In January 2001, the Company issued 500,000 shares of restricted common stock for management consulting services with a fair value of $87,500.

In February 2001, the Company issued 250,000 shares of restricted common stock for management consulting services with a fair value of $26,250.

In February 2001, the Company issued 950,000 shares of restricted common stock for the acquisition of 100% of the common stock of Half Day Video, Inc. with a net book value of $141,742.

In March 2001, the Company issued 400,000 shares of restricted stock for cash of $205,000.

In March 2001, the Company issued 331,664 shares of restricted stock as satisfaction of a debt of $150,000.

In March 2001, the Company issued 500,000 shares of restricted common stock for management consulting services with a fair value of $87,500.

In March 2001, the company issued 250,000 shares of restricted stock for prepaid development costs with a fair value of $43,500.

In April 2001, the Company issued 100,000 shares of restricted common stock for management consulting services with a fair value of $17,500.

In April 2001 5,000 shares of preferred stock were converted to 25,000 shares of common stock.

In July 2001, the Company's CEO surrendered 5,000,000 shares of restricted common stock in an effort to improve the share market value.

In August 2001, the Company issued 200,000 shares of restricted stock as a correction of shares issued upon merger.

On various dates from June through September 2001, 537,498 shares of common stock registered under an SB-2 were issued as satisfaction of convertible debt valued at $78,027.

In September 2001, the Company reverse split its common stock on a 10-for-1 basis.

                        ValCom, Inc. and Subsidiary
                              --------------
                Notes to Consolidated Financial Statements
               ---------------------------------------------
             September 30, 2001 and 2000 and December 31, 2000
             -------------------------------------------------
NOTE 11 Segment Information
--------------------------

The Company has two segments - studio operations and production/distribution of television programming.

              September 30, 2001     September 30, 2000   December 31, 2000
              -------------------    -------------------  ------------------
              Studio   Programming   Studio   Programming  Studio Programming
              -------  -----------   ------   ------------ ------ -----------
Identifiable
assets      $11,959,941 $1,625,578      -0-         -0-    9,399,742  110,201
            =========== ==========  ========      =======  =========  ========
Revenues      1,422,033    952,234      -0-         -0-    1,357,573   37,500
           ===========  ===========  ========    ========= ========== ========
Operating
(Losses)   ($1,090,443)  ($429,433)     -0-         -0-     (804,927)(235,717)
           ===========  ===========  ========    =========  ========= ========


NOTE 12 LEGAL
------------
LITIGATION

On September 14, 2001, an action was filed against Valencia Entertainment International, Inc. and ValCom, Inc. This matter arises from an underlying action wherein plaintiffs obtained judgements against Ricky Rocket Enterprises, Inc. and Time Travelers, Inc. in the amounts of $3,000,000 and $1,200,000, respectively. In this matter, Plaintiffs' first of two causes of action alleges that The Company, and other defendants, are alter-egos of Ricky
Rocket Enterprises, Inc. and Time Travelers, Inc. and, therefore, plaintiffs are entitled to enforce the aforementioned judgments against The Company.

Further, a second cause of action concerning malicious prosecution also alleges alter-ego liability. Unspecified compensatory and punitive damages are sought under this cause of action.

Valencia Entertainment was a distributor for Time Travelers, Inc. and management believes it should not be a party to this action and did not become the distributor for Time Travelers, Inc. until four years after the alleged wrong doing occurred. The Company believes the allegations are without merit and intends to vigorously defend itself. In addition the Company is indemnified by a related party if any loss relative to this matter is sustained.

                    VALCOM, INC. AND SUBSIDIARIES
                -----------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
       September 30, 2001 - September 30, 2000 and December 31, 2000
       --------------------------------------------------------------
Summary Financial Data
----------------------
Set forth below is selected financial information of the Company and its consolidated subsidiaries as derived from the audited statements of income
(loss) for the last two fiscal periods ( September 30, 2001 and December 2000), from the balance sheets for the periods then ended. The selected financial information should be read in conjunction with the financial statements (including the notes thereto) filed with this Registration Statement and are qualified by reference to such financial statements.

                                     September 30,              December 31,
                                 ---------------------         -------------
                                 2001             2000               2000
                                 -----            -----             ------
                                                 Unaudited
Statement of Operations Data
----------------------------
Gross Revenues               $ 2,413,260             -0-         $ 1,395,073
Income from Operations(Loss)  (1,575,328)       (391,826)       ( $1,891,722)

Net Income(Loss) per share *   (   .18)           (  .04)          (    .06)

Balance Sheet Data
------------------
                                   Assets
                                   ------
Current Assets               $ 2,256,735      $ 3,984,541        $ 4,086,445
                            ---------------   ------------     -------------
Fixed assets-net              11,959,941           75,000        $11,681,381
Production costs                     -0-              -0-            110,201
Note receivable                  100,000              -0-                -0-
Prepaid loan fees                232,171              -0-            100,501
Deposits                          31,750           20,500             30,000
                              -------------   -------------     -------------
Total Assets                  $14,580,597      $4,080,041        $16,008,528
                              =============   =============     =============
Liabilities
-----------
Current Liabilities             1,719,089       2,551,181          3,084,850
Notes payable                   6,636,734             -0-          5,902,919
                              -------------   --------------   -------------
Total Liabilities               8,355,823       2,551,181          8,987,769
Total Stockholders' Equity      6,224,774       1,528,860          7,020,759
--------------------------    -------------   --------------   -------------
Total Liabilities and Equity $ 14,580,597     $ 4,080,041        $16,008,528
                              =============   ==============   =============

* See above. Per share data is computed based on the weighted average of common stock outstanding as of the report date.

 Item 8. Charges in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------
         None

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


Name             Age       Position                         Since
----             ---       --------                         ----
Vince Vellardita  44     CEO/ Chairman of the Board           2000
Steve Weber       53     President/CFO/Director               2000
Ronald Foster     60     Secretary/Vice President/Director    1986
David Weiner      43     Director                             2001

   Messrs. Vellardita, and Foster, are all engaged with the Company's business on a full time basis.

All directors hold office until the next annual meeting of stockholders of the Company (currently expected to be held during: February 26) and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the board of directors. There are currently no committees of the board of directors.

Biographies of the Company's Executive Officers and Directors
-------------------------------------------------------------
     Vince Vellardita
 Vince Vellardita is currently President, Chief Executive Officer, and
Chairman of the Board of ValCom, Inc. Mr. Vellardita was instrumental in having Valencia Entertainment acquire a 180,000 square foot production facility in Valencia, California that houses 8 film and production sound stages that have been occupied for the past four years by the hit CBS series' JAG and Fox's Power Rangers. Mr. Vellardita began his career in 1977 as a music producer and promoter of live shows and is credited with bringing Duran/Duran and U2 to North America for their first US tour. He also produced a benefit tour for the 1980 Presidential campaign of John Anderson. Mr. Vellardita is a 25 year veteran production executive with a successful track record that extends throughout many arms of the Entertainment Industry. While in Nashville Mr. Vellardita was responsible for the turn a round for a small,(run of the mill) production house for music into a television satellite network, housing multiple sound-stages and edit bays. Mr. Vellardita also increased revenues by bring national accounts to this network. Mr. Vellardita has been involved in over 10,000 episodes of television and 100 films. After
Mr. Vellardita's success in Nashville, he moved to Los Angeles focusing on film and television where he developed independent production studios.
Mr. Vellardita handled everything from the coordination of sales and contracts negotiations, to the launching of Marketing strategies to lure some of the biggest names in the television community. These include Paramount, Warner Brothers, and Disney. Mr. Vellardita does not currently serve as a director of any other reporting company.


     Ronald Foster,
 Ron Foster has served as the Company's Chief Executive
Officer, President and Chairman of the Board from 1986 to October 2000.
Mr. Foster, 60, is presently Vice President, Secretary and director on the Board of ValCom. He has been working with the Company since its inception in 1984. His primary responsibilities include finance, marketing and technical review. In addition to his responsibilities with the Company, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia. Mr. Foster was also the owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. Previously, Mr. Foster has served as president and director of Ed-Phills, Inc., a Nevada corporation, and executive vice president and member of the Board of Directors of Golden American Network, a California corporation. From 1984 to 1994, he has also been the president and chief executive officer of ROPA Communications, Inc., which owned and operated WTAU-TV-19 in Albany, Georgia. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network (FNN), a national cable network.
Mr. Foster also has experience as technical director and associate producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS.
Mr. Foster is Director/Producer/Writer of the Company Interactive Broadcast Programs. Other than the Company, Mr. Foster does not currently serve as a director of any other reporting company.

    David Weiner,
Mr. Weiner is a Director of ValCom, Inc.
Mr. Weiner received his MBA degree from U.C.L.A. and gained a wide variety of business experiences early in his career working in the investment banking and pension fund management arena. He joined the consulting group of Deloitte and Touche in 1988, where he provided general and corporate finance consulting services to a wide variety of entertainment, telecommunications, and direct response clients including K-tel, International, Inc. Mr. Weiner joined K-tel in 1993, as Vice President of Corporate Development and was appointed President in September of 1996. His responsibilities included directing all United States operations of the company as well as its wholly owned subsidiaries in the Untied Kingdom, Germany and Finland. Mr. Weiner resigned as President of K-tel in 1998 to form W-Net, Inc., an Internet and software development and consulting firm. Mr. Weiner does not currently serve as a director of any other reporting company.

     Stephen A Weber,
Mr. Weber is a Director of ValCom, Inc.
Mr. Weber has over 20 years of background in Finance and Management and is a certified public accountant. Prior to joining ValCom, Mr.
Weber was the Co-founder and President of a publicly traded marketing company that had annual revenues of $60 million. Mr. Weber was instrumental in negotiating the sale of the company to a NYSE corporation. Prior to joining ValCom, Mr. Weber, was a practicing CPA for 13 years, where he was the managing partner for a regional audit firm. Currently, in addition to his duties at ValCom Mr. Weber also consults for a publicly traded Internet company, Genesis Entermedia.com, Inc. where he sits on the Board of Director and is Chairman of the Audit Committee.

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

     During the fiscal year ended September 30, 2001, the Board of Directors held 62 meetings of which no director attended fewer than 75% of the total number of meetings. Outside directors received no cash compensation for their services, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company.
No officer of the Company receives any additional compensation for his services as a director, and the Company does not contribute to any retirement, pension, or profit sharing plans covering its directors.

Item 10     Executive Compensation
----------------------------------

The Summary Compensation Table below sets forth all compensation paid to the Officers and Directors of the Company during the period from January
1, 2001 through September 30, 2001 Prior to October 2000, the date on which a change in control of the Company was effected and current management took over their respective positions.

                     2001 Summary Compensation Table
                     -------------------------------

Name             Annual Compensation Long Term Compensation
and               Awards Awards    LTIP All
Principal                             Restricted Restricted  Pay- Other
Position          Salary Bonus   Other  Stock    Options    outs   Compensation
--------          ------------   ------------    -------   ----   ------------
Vince Vellardita ** (6)    *     *      *          *         *         *
Steve Weber***   (8) *     *     *      *          *         *         *
Ron Foster    +  (6)*(4)   *     *      *          *         *         *
Bob Berry ++     (8) *     *     *      *          *         *         *
Wayne Lepoff+++  (5) *     *     *      *          *         *         *
______________________________________________________________________________








                      2000 Summary Compensation Table
                      -------------------------------
Name      Annual Compensation Long Term Compensation
and               Awards Awards    LTIP All
Principal                           Restricted   Restricted  Pay  - Other
Position           Salary Bonus   Other  Stock   Options      outs Compensation
                   ------------   ------------   ---------   -----  -----------
Vince Vellardita**   6    Y    *    Y      *      *            *       *
Ronald Foster **     6    Y    *    Y      *      *            *       *
Claude Pichard +(2)  *    *    *    *      *      *            *       *
Karien Anderson(1)(2)8    *    *    *      *      *            *       *

______________________________________________________________________________
*  None.
**  Chairman, President and Chief Executive Officer.
++  Chief Financial Officer.
+++ Chief Operating Officer.
+   Vice President.
(1)  Secretary and Treasurer.
(2)  Director.
(3)  Director.
(4)  Vice President.
(5) $120,000.
(6) $130,000.
(7) $150,000.
(8) $ 80,000.
(9) $ 36,000.
(10) No person listed has any options to acquire securities of the kind required to be disclosed pursuant to instruction 1 of Item 403 of Regulation SB.
(Y) Yes

Employment Agreements
---------------------
The Company is a party to employment agreements with Vince Vellardita, Ronald Foster, Clay Harrison, Egan Elledge and Shari Edwards.

On January 1, 1992, Mr. Foster entered into a ten year employment agreement with the Company, renewable thereafter for a continuing one five year term unless one of the parties provides the other with written intention not to renew, on or before the 180th day prior to expiration of the then current term. Although the agreement can be terminated by the Company for cause, or the Company's stockholders can refuse to comply with its terms by not re-electing Mr. Foster as a director, such events accelerate Mr. Foster's rights to compensation under the Agreement.
The Agreement provides the Company with an obligation to defend and indemnify Mr. Foster to the fullest extent legally permitted, and calls for the following compensation:

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

Name and Address of           Amount of      Nature of          Percent of
      Beneficial Owner          *Shares        Ownership             Class
      Ronald Foster               415,411     Record &           4.61% Common
      103 Firetower Road                      Beneficial
      Leesburg, Georgia, 31763

      Vince Vellardita          1,377,491     Record &          15.30% Common
      26030 Avenue Hall                       Beneficial
      Valencia, California 91355

      E-Blaster International   3,000,000     Record &            33% Common
      JL. H.R. Rasuna Said Kav.               Beneficial
      B-1 6th Floor,
      Jakarta, 12920
      Indonesia

      Radorm Technology Limited     567,824    Record &           6.2% Common
      Jakarta, 12920                          Beneficial
      Indonesia

      Great Asian Holdings Limit  2,110,422   Record &            23% Common
      Jakarta, 12920                          Beneficial
      Indonesia

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

Title of     Name of                  Amount         Nature of Percent of
Class        Beneficial Owner         Shares         Ownership Class
-----        ---------------          ------         ---------------
Common  Ronald Foster                 415,411      **        04.61%
Common  Vince Vellardita            1,377,491      ***       15.30%
Common  Steve Weber                    40,050      **        00.005%
Common  David Weiner                     0         ***       00.00%
Common  All officers and directors
        as a group (4 people)       1,832,952      **        19.915%

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

                             PART IV
                             -------
Item 13.     Index to Exhibits
-------      -------------------
             Description of Exhibits


            Page or
Exhibit    Source of
Number   Incorporation              Description
------  -----------------         ---------------

EX 27                     Summary Financial Information





                          The following documents are incorporated by reference into the indicated parts of this report:
                          Annual Report to Stockholders of the year ended
                          December 31, 2000.

            10KSB 2000    Merger Agreement
            10KSB 2000    Written Consent of The Majority Stockholders
            10KSB 2000    The Name Amendment
            10KSB 2000    The Par Value & Authorized Share Amendment
            10KSB 2000    Joint Venture Agreement Woody Fraser
            10KSB 2000    Memorandum of Agreement Half-Day
-------------------------------------------------------------------------------

8K         Edgar          6 each 8-K filing were made throughout 2001
S8         Edgar          3 each S-8 filing were made throughout 2001
PRE 14C    Edgar          Filed October 23, 2000
DEF 14C    Edgar          Filed February 13, 2001
PRER 14C   Edgar          Filed January 10, 2001
DEFR 14A   Edgar          Filed May 11, 2001
SB 2       Edgar          Filed June 19, 2001
PRE 14C    Edgar          Filed August 17, 2001
DEF 14C    Edgar          Filed August 31, 2001

                     Additional Information
                     ----------------------
                          Headquarters
                          ------------
                           ValCom, Inc.
                           ------------
     26030 Avenue Hall Studio #5 - Valencia, California 91355.
      ------------------------------------------------------
                          Subsidiaries
                          ------------
                          Half/Day Video
                          --------------
           2711 Empire Avenue - Burbank, California  91504
          -------------------------------------------------
                        Officers & Directors
                        --------------------
 Vince Vellardita: Chairman of the Board, President & Chief Executive Officer
              Ron Foster: Secretary/Vice President/Director
                      Steve Weber:  Director
                      David Weiner: Director

                            Auditors
                            --------
                       Mr. Jay J. Shapiro
         Jay J. Shapiro, CPA. A Professional Corporation
  16501 Ventura Boulevard, Suite 650, Encino, California 91436

                          Legal Counsel
                          ------------
   Sichenzia, Ross, Friedman and Ference LLP - Mr. Gregory Sichenzia
        135 West 50th Street, New York, New York  10020

              Transfer Agent
                         --------------
                Continental Stock Transfer & Trust
            17 Battery Place - New York, New York 10004

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

Dated: December 28, 2001

                       /s/Vince Vellardita
                       -------------------
                          Vince Vellardita
                    Chairman, President & Chief Executive

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Signature         Title                           Date
            ---------         -----                           ----
/s/ Vince Vellardita  Chairman, President                  Feb 26, 2002
-------------------   & Chief Executive Officer
   Vince Vellardita

/s/ Steve Weber       Director                             Feb 26, 2002
-------------------
    Steve Weber

/s/ Ronald Foster     Director, Secretary/Vice President   Feb 26, 2002
-------------------
    Ronald Foster

/s/ David Weiner      Director                             Feb 26, 2002
-------------------
    David Weiner
                                    -44-