Form 10QSB
period 2001-12-31
VALCOM INC /CA/
filed 2002-01-31
CIK 1013453

Securities and Exchange Commission
                        Washington, D.C., 20549

                             FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2001

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

As of December 31, 2001 the Registrant had 9,757,649 shares of its $0.001 par value Common Stock Outstanding.
==============================================================================
                            January 30, 2002
==============================================================================

Table Of Contents
                            ValCom, Inc.
                             FORM 10-QSB
                                INDEX
                                                             Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Consolidated Financial Statements         3
                      Consolidated Balance Sheets as of
                      September 30, 2001 and
                      and December 31, 2001

                      Consolidated Statements of Operations     5
                      for the three months ended
                      December 31, 2000 and 2001

                      Consolidated Statement of Changes         6
                      in Shareholders' Equity for the three
                      months ended December 31, 2001

                      Consolidated Statements of Cash Flows     6
                      for the three months ended December 31,
                      2000 and 2001

                      Notes to Consolidated Financial State-    8
                      ments

  Item 2.             Management's Discussion and Analysis      12
                      of Financial Condition and Results
                      of Operations Condition

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                        15

  Item 2.             Changes in Securities                    15

  Item 3.             Defaults Upon Senior Securities          15

  Item 4.             Submission of Matters to a Vote          15
                      of Security  Holders

  Item 5.             Other Information                        15

  Item 6.             Exhibits and Reports on Form 8-K         16

                      Signatures                               16


PART I. FINANCIAL INFORMATION

Financial Statements
                     VALCOM, INC. AND SUBSIDIARY
                    -----------------------------
                     CONSOLIDATED BALANCE SHEETS
                    -----------------------------

                                                December 31,   September 30,
                                                      2001          2001
                                                     ------        -----
                                                (Unaudited)       (Audited)
Cash                                         $    59,840         $  420,857
Accounts receivable, net                         212,022            156,179
Other receivables                                 74,000             74,000
Prepaid development costs                        180,555            190,699
Note receivable, related party                 1,300,000          1,415,000
                                             ------------       -------------
Total Current Assets                           1,826,417          2,256,735
                                             ------------       -------------
Fixed Assets - net                           $11,921,885        $11,959,941
Prepaid loan fees                                211,791            232,171
Deposits                                          30,291             31,750
Notes receivable, long-term                      100,000            100,000
                                             ------------       -------------
Total Assets                                $ 14,090,384       $ 14,580,597
                                             ============       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
Account payable                             $     509,896      $    540,983
Accrued interest                                   20,384            20,384
Accrued other                                     202,923           107,824
Credit line payable                               150,837           150,837
Notes payable - current portion                   213,067           133,405
Production advances, net                              -0-           765,656
                                               -----------       ------------
Total Current Liabilities                       1,097,107         1,719,089

Notes Payable                                   6,530,401         6,636,734
                                               ------------      -----------
Total Liabilities                             $ 7,627,508       $ 8,355,823

Commitments and contingencies (Note 5)




         See accompanying notes to consolidated financial statements


Stockholders' equity:
Preferred stock, par value
$0.001; 10,000,000 shares
authorized: 1,538,000 shares issued and
outstanding at December 31, 2001
and 2000, respectively:                            1,538              1,538
common stock, par value $.001;
100,000,000 shares
authorized; 9,757,649 and 8,909,401
shares issued and outstanding at
December 31, 2001 and 2000
respectively:                                      9,758              8,909

Additional Paid in capital                     9,700,735          9,512,699

Accumulated deficit                          ( 3,249,155)        (3,298,372)
                                              -------------    --------------
                                               6,462,876          6,224,774
                                              -------------    --------------
                                            $ 14,090,384       $ 14,580,597
                                              =============    ==============




























      See accompanying notes to consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARY
                     -------------------------------
                  CONSOLIDATED STATEMENT OF OPERATIONS
                 -------------------------------------

                                                      December 31,
                                                      -------------
                                                 2001               2000
                                                 -----             ------
                                              (unaudited)     (unaudited)
Revenue
   Rental                                 $    886,472     $     134,500
   Production                                2,819,239            37,500
   Other                                           -0-            28,791
                                           ------------    --------------
                                             3,705,711           200,791
Cost and Expenses:                         ------------    --------------
   Production and development                2,540,890            73,599
   Selling and promotion                        18,085            85,870
   Depreciation                                 52,412           168,778
   Administrative and
   general                                     875,570           564,189
                                            -------------   --------------
       Total                                 3,486,957           892,436
                                            -------------   --------------

Operating income                               218,754        (  691,645)

Interest Expense                              (169,537)       (  338,582)
                                            --------------   --------------
Net Income (loss)                          $    49,217      $ (1,030,227)
                                            ==============   ==============
Basic net income
(loss) per share.........                  $     0.01        $     (.04)
                                            ==============   ==============
Weighted number of shares                    9,135,419        13,770,878
                                            ==============   ==============











         See accompanying notes to consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARY
                  -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------

                                                           December 31,
                                                           ------------
                                                        2001          2000
                                                        ----          ----
                                                     (Unaudited)  (Unaudited)
Operating Activities:
Net income (Loss)                                       49,217   ($1,030,227)
Not Requiring Cash:
    Depreciation and amortization                       72,792       168,778
    Stock issued for services                           56,088       278,000
    Other                                              132,797           -0-
                                                  -------------   ------------
                                                       310,894      (583,449)
                                                  -------------   ------------
Changes in:
    Receivables                                        (55,843)      (38,946)
    Other assets                                           -0-        22,000
    Production costs                                    10,144        64,235
    Accounts payable and other accrued exp              64,012        69,232
    Production deposits                               (765,656)          -0-
    Credit line payable                                    -0-       110,000
    Due to stockholder                                     -0-        25,508
                                                   ------------    -----------
                                                      (747,343)      252,029
                                                   ------------    -----------
Cash Provided (used) by Operations                    (436,449)     (331,420)

Investing Activities:
    Acquisition of fixed assets                       ( 14,356)     (125,035)
    Deposits                                             1,459        40,500
    Acquisition of VEI                                     -0-        80,738
    Notes receivable payments                          115,000           -0-
                                                  -------------   ------------
    Cash Used by Investing
    Activities                                         102,103        (3,797)
                                                  -------------   ------------
Financing Activities:
    Principal payments
    on notes payable                                  ( 26,671)      195,436
    Issuance of stock                                      -0-       125,000
                                                  -------------   ------------
    Cash Provided (Used) by
    Financial Activities                              ( 26,671)      320,463
                                                  -------------   ------------
           See accompanying notes to consolidated financial statements


Increase (Decrease) in Cash and
    Cash Equivalents                                  (361,017)      (14,754)
    Cash and cash equivalents,
    beginning of period                                420,857        22,541
                                                    ------------  ------------
    Cash and cash equivalents,
    end of period                                 $     59,840     $   7,787
                                                    ============  ============

Supplemental disclosure of cash flow information:

    Interest paid                                  $   169,537     $ 338,582
                                                    ============  ============
    Income taxes paid                              $     0         $    0
                                                    ============    ============

                      VALCOM, INC. AND SUBSIDIARY
                 ---------------------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
              QUARTER ENDED DECEMBER 31, 2001 AND 2000
               ---------------------------------------

                                                    Additional
                   Common           Preferred         Paid-in    Accumulated
                  -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
October
31, 2001     8,909,401 $8,909   1,538,000     $ 1,538  $9,512,699 ($3,298,372)

Shares issued
for services   320,500    321                              55,767   (  56,088)

Shares issued
for debt
retirement     527,748    528                             132,269      (5,403)

Net income
for the
period                                                               110,708
             ----------- ------- ---------   ---------- ---------- ------------
Balance
December
31,2001      9,757,649 $ 9,758    1,538,000  $   1,538 $9,700,735 (3,249,155)
             ========== =======  ===========   ======= ========== ===========



            See accompanying notes to consolidated financial statements

                         VALCOM, INC. AND SUBSIDIARY
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          DECEMBER 31, 2001 AND 2000
            -----------------------------------------------------

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

In October 2000, the Company was issued 7,570,997 shares by SBI for 100% of the shares outstanding in Valencia Entertainment International LLC ("VEI"), a California limited liability company. This acquisition has been accounted for as a reverse acquisition merger with VEI becoming the surviving entity. The corporate name was changed to ValCom, Inc.

Principles of Consolidation/Presentation
---------------------------
The consolidated financial statements include the accounts of the Company and one wholly-owned subsidiary Half Day Video, Inc.
These financial statements include all activities as if the acquisition occurred on January 1, 2001.

                     ValCom, Inc. and Subsidiary
                              ------------
                Notes to Consolidated Financial Statements
               --------------------------------------------
                     December 31, 2001 and 2000
            ------------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes. As of December 31, 2001 accounts receivable has been reported net of a $10,000 allowance for bad debts.

                      ValCom, Inc. and Subsidiary
                             --------------
               Notes to Consolidated Financial Statements
              --------------------------------------------
                     December 31, 2001 and 2000
           -------------------------------------------------

Note 1 Summary of Significant Accounting Policies (cont'd)
----------------------------------------------------------

Depreciation
------------
For financial and reporting purposes, the Company follows the policy of providing depreciation and amortization on the straight-line and accelerated declining balance methods over the estimated useful lives of the assets, which are as follows:

          Building                          39 years
          Building Improvements             39 years
          Office Furniture and Equipment    5  years
          Production Equipment              5  years

Amortization of Prepaid Loan Costs
----------------------------------
For financial reporting purposes, costs are amortized on the straight-line method over the term of the related loan.

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

                       ValCom, Inc. and Subsidiary
                              -------------
                 Notes to Consolidated Financial Statements
                --------------------------------------------
                      December 31, 2001 and 2000
             -------------------------------------------------
Note 1 Summary of Significant Account Policies (cont'd)
-------------------------------------------------------
Stock-Based Compensation
------------------------
As provided for in SFAS #123, the Company elected to apply APBO #25 and related interpretations whereby the fair value of stock given is determined at the grant date.

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

Note 2 Property and Equipment
-----------------------------
Property and equipment consists of the following at:

                                                  December 31,
                                                 -------------
                                              2001             2000
                                              -----           ------

Land                                       $7,392,292       $7,392,292
Building                                    4,028,785        4,028,785
Building Improvements                       1,154,406        1,240,070
Production Equipment                          713,839              -0-
Leasehold Improvements                         51,218              -0-
Autos and Trucks                               87,836              -0-
Office Furniture and                           73,243           39,500
equipment                                   ------------    -----------
                                           13,501,621       12,700,647

Less: Accumulated
depreciation                               (1,597,734)     ( 1,019,266)
                                          ------------     -------------
Net Book Value                          $  11,921,885      $11,681,381
                                          ============     =============

NOTE 3 Net Loss Per Share
-------------------------
The Company's net loss per share was calculated using weighted average shares outstanding of 9,135,419 and 13,770,878 for the quarters ended December 31, 2001 and 2000 respectively. Although convertible preferred stock and convertible debt are a common stock equivalent, with a conversion rate of 5 shares of common stock for each share of preferred stock conversion has not been included in the calculation of earnings per share as it would be antidilutive.

                        ValCom, Inc. and Subsidiary
                              --------------
                Notes to Consolidated Financial Statements
               ---------------------------------------------
                       December 31, 2001 and 2000
             -------------------------------------------------

NOTE 4 LEGAL
------------
LITIGATION

On September 14, 2001, an action was filed against Valencia Entertainment International, Inc. and ValCom, Inc. This matter arises from an underlying action wherein plaintiffs obtained judgements against Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. in the amounts of $3,000,000 and $1,200,000, respectively. In this matter, Plaintiffs' first of two causes of action alleges that The Company, and other defendants, are alter-egos of Ricky
Rocket Enterprises, Inc. and Time Travelers, Inc. and, therefore, plaintiffs are entitled to enforce the aforementioned judgments against The Company.

Further, a second cause of action concerning malicious prosecution also alleges alter-ego liability. Unspecified compensatory and punitive damages are sought under this cause of action.

Valencia Entertainment was a distributor for AJ Time Travelers, Inc. and management believes it should not be a party to this action and did not become the distributor for Time Travelers, Inc. until four years after the alleged wrong doing occurred. The Company believes the allegations are without merit and intends to vigorously defend itself. In addition the Company is indemnified by a related party if any loss relative to this matter is sustained.


ITEM 2. MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      Introduction
      ------------
Plan of Operation:

ValCom, Inc. operations at present are comprised of three divisions; 1) Studio Rental, 2) Studio Equipment Rental, and 3) Film and Television Production.

Studio Rental
--------------
     The Company owns six improved acres with six sound stages and two additional leased stages in Valencia California doing business as Valencia Entertainment International. Seven of the eight stages are leased under annual contracts to two major production companies.
Rental income for the seven stages should remain constant at approximately $2,000,000 annually with cost of living increases. Rental income for the eighth stage increased in August 2001 to $95,000 per month.

Studio Equipment Rental
-----------------------
     In March 2001 the Company acquired with stock, Half Day Video, Inc. a company which supplies personnel, cameras and other production equipment to various production companies on a short term basis. As a result of additional equipment purchases and increased activity, from both internal and external services, it is anticpated that Half Day Video revenue should increase significantly from prior periods.

Film Production
---------------
     In March 2001, the Company entered into an agreement with Woody Fraser Productions to produce various television productions on its behalf.
Under the terms of the agreement, the Company will fund up to $500,000 of annual production development costs. In return, the Company will retain after costs of production, 75% of the net savings derived from all production. In January 2002, the Company signed contracts with a Cable Television Network to produce the second season of a television series consisting of 13 episodes. Revenue under this contract during 2002 will be approximately $2,500,000.
In addition to retaining 75% of any possible net savings from the productions, the Company's Half Day Video unit will handle a majority of the production rental needs. Additionally, the Company signed a contract with a different Cable Television Network to produce six (6) epiodes of a television series at a contracted amount of approximately $500,000. After costs of production, the Company will retain 100% of any savings plus a portion of the executive producer fees. Additional productions are in the development process. Revenues will be recognized when individual programs are available.

 Results of Operation
 --------------------
December 31, 2001 and 2000 Comparison

     As of December 31, 2001 the Company had working capital of $729,310. As of December 31, 2000 working capital was $537,646. The change was due primarily to a decrease in Cash.

     Total assets were $14,090,384 at December 31, 2001 a decrease of $490,195 from December 31, 2000 total assets of $14,580,579. The decrease in total assets was due to a decrease in Cash and Notes Receivable. Total liabilities were $8,355,823 at December 2001 and $7,627,508 at December 2000 this decrease was due primarily to the use of production advances.

     The merger with Valencia Entertianment International took place on October 17, 2000. The amounts reflected on the Statement of Operations and Statement of Cash Flow reflect an acquisition date of October 1, 2000. The acquisition of Half Day Video, Inc. and the joint venture with Woody Fraser

Productions both occurred in 2001 and are not included in the year 2000 amounts.

     For the quarter ended December 31, 2001 the Company had revenue of $3,705,711, operating expenses of $3,486,957 and a net income of $49,217. Income before depreciation and interest for the quarter was $271,166.

     Production revenue increased $37,500 in 2000 to $2,819,239 in 2001. This increase was due to the recognition of revenue on various television productions, primarily $2,400,000 in revenue from the Ultimate Revenge production. In accordance with generally accepted accounting principles production revenue has not been recognized until the material was available for telecasting by the licensee. Rental revenue for the quarter ended
December 31, 2001 was $886,472 an increase of $751,792 from December 31, 2000. The decrease was due to the rental of a previously vacant stage of a production company.

     Production and development costs increased from $73,599 for the quarter ended December 31, 2000 to $2,540,890 for the quarter ended December 31,2001. This increase was due to the revenue recognition discussed above and the development costs incurred with Woody Fraser Productions.

     Depreciation expense decreased due to the fully depreciated status of certain assets.

     General and administrative expenses increased from $564,189 for the quarter ended December 31, 2000 to $875,570 for the quarter ended December 31, 2001. This increase of $311,381 was primarily due to the increase in rent expense for an additional stage of $107,511 and increases in utilities and related costs for newly rented stages amounting to $125,493.

Trends events of uncertainties :
-------------------------------
     The studios rented by the Company are on one year extensions of previous long term leases. The options expire at various dates during 2002. If these productions are canceled, it is unlikely lease options would be extended. An uncertainty may exist regarding the Company's ability to rent the properties at profitable amounts.

Capital Resources
-----------------
Internal and external source of funding:
----------------------------------------
     The Company projects positive cash flow from its studio division. ValCom may issue stock for services as a means of maintaining working capital. Additionally, the Company is currently seeking refinancing of its Studio real estate sufficient to provide approximately $1,500,000 in working capital.

     ValCom has sufficient funds to operate for the next 12 months through its refinancing, common stock issues and projected positive cash flow from its operation of business.

Statement Re: Computation of Earnings Per Share
----------------------------------------------

See Notes To Consolidated Financial Statements included elsewhere in this filing for a description of the Company's calculation of earnings per share.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       On September 14, 2001, plaintiffs Diane Russomanno and Knowledge Booster, Inc. commenced an action in the Superior Court of the State of California, County of Los Angeles Diane Russomanno and Knowledge Booster,
Inc. v. Valencia Entertainment International, ValCom, Inc., Vince Vellardita, Tom Grimmett, Nalin Rathod, Aburizal Bakrie, Nirwan Bakrie, Linda Layton, Barak Isaacs,and Does 1 through 20, Case No. BC257989 (Sup. Ct., L.A. Co., C.A.). This matter arises from an underlying action wherein plaintiffs obtained judgments against Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. in the amounts of $3,000,000 and $1,200,000, respectively. In this matter, Plaintiffs' first of two causes of action alleges that we, and other defendants, are alter-egos of Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. and, therefore, plaintiffs are entitled to enforce the aforementioned judgments against us. Plaintiffs seek payment of the judgments in the amount of $4,200,000 plus interest under this cause of action.

     Further, Plaintiffs second cause of action concerning malicious prosecution also alleges alter-ego liability. Plaintiffs allege that Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. filed a cross-complaint in the underlying litigation without any probable cause and for an improper motive or purpose. Plaintiffs similarly allege that we, and other defendants, are alter-egos of Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. are therefore liable for such malicious prosecution. Plaintiffs seek unspecified compensatory and punitive damages under this cause of action.

     We believe the allegations are without merit and intend to vigorously defend ourselves.

ITEM 2. CHANGES IN SECURITIES

    In October 2001 the company issued 243,000 shares of common stock for consulting services. Also in December, the company issued 52,000 shares of common stock to employees as bonuses and 25,000 shares for stage rental services.

    In December 2001, the Company issued 527,748 shares of common stock to Laurus Fund for the retirement of a debt in the amount of $132,269 and interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        CHANGE IN MANAGEMENT.

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings
         (B)      REPORTS ON FORM 8-K:
                  No 8-K were filed



                               SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ValCom, Inc.

Date: January 30, 2002           By: /s/Vince Vellardita
                                  -------------------------------------
                                  Vince Vellardita Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)