Form 10QSB
period 2002-03-31
VALCOM INC /CA/
filed 2002-05-13
CIK 1013453

Securities and Exchange Commission
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            FOR THE FISCAL QUARTER ENDED MARCH 31, 2002

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

     Common Stock $0.001 Par Value - Preferred Stock $0.001 Par Value
     ----------------------------------------------------------------
                           (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [ X ]    NO [    ]

As of March 31, 2002 the Registrant had 9,757,649 shares of its $0.001 par value Common Stock Outstanding.
==============================================================================
                            May 13, 2002
==============================================================================

Table Of Contents
                            ValCom, Inc.
                             FORM 10-QSB
                                INDEX
                                                                       Page
  PART I.             FINANCIAL INFORMATION

  Item 1.             Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets as of         3
                      March 31, 2002(unaudited) and
                      September 30, 2001

                      Condensed Consolidated Statements of Operations     4
                      for the three and six months ended March 31,
                      2002 and 2001 (unaudited)

                      Condensed Consolidated Statements of Cash Flows     5
                      for the six months ended March 31,
                      2002 and 2001 (unaudited)

                      Condensed Consolidated Statement of Changes in      6
                      Shareholders' Equity for the six months ended
                      March 31, 2002 (unaudited)

                      Notes to Condensed Consolidated Financial State-    7-10
                      ments (unaudited)

  Item 2.             Management's Discussion and Analysis                11-13
                      of Financial Condition and Results
                      of Operations

  Part II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                                   14

  Item 2.             Changes in Securities                               14

  Item 3.             Defaults Upon Senior Securities                     14

  Item 4.             Submission of matters to a vote of                  14
                      Security  Holders

  Item 5.             Other Information                                   14

  Item 6.             Exhibits and Reports on Form 8-K                    14

                      Signatures                                          15


PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

                   INDEPENDENT AUDITORS' REPORT

To The Board of Directors of
ValCom, Inc. And Subsidiary

We have reviewed the condensed consolidated balance sheet of ValCom, Inc.
and Subsidiary (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operation for the three-month and six-month periods ended March 31, 2002, and condensed consolidated statements of stockholders' equity and cash flows for the six-month period ended March 31, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants, A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California
May 13, 2002

                     VALCOM, INC. AND SUBSIDIARY
                    -----------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS
                    -----------------------------

                                                  March 31,   September 30,
                                                      2002          2001
                                                     ------        -----
                                                (Unaudited)
Current Assets:
Cash                                         $   153,814         $  420,857
Accounts receivable, net                         315,780            156,179
Other receivables                                 59,000             74,000
Prepaid development costs                        190,817            190,699
Note receivable, related party                 1,300,000          1,415,000
                                             ------------       -------------
Total Current Assets                           2,019,411          2,256,735
                                             ------------       -------------
Fixed Assets - net                           $11,915,931        $11,959,941
Prepaid loan fees                                208,831            232,171
Deposits                                          34,419             31,750
Notes receivable, long-term                      100,000            100,000
                                             ------------       -------------
Total Assets                                $ 14,278,592       $ 14,580,597
                                             ============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
Account payable                             $     496,386      $    540,983
Accrued interest                                   54,731            20,384
Accrued other                                     241,894           107,824
Credit line payable                               148,949           150,837
Notes payable - current portion                    95,370           133,405
Production advances, net                              -0-           765,656
                                               -----------       ------------
Total Current Liabilities                       1,037,330         1,719,089

Notes Payable                                   6,558,712         6,636,734
                                               ------------      -----------
Total Liabilities                             $ 7,596,042       $ 8,355,823

Commitments and contingencies
-----------------------------
Stockholders' equity:
Preferred stock, par value
$0.001; 10,000,000 shares
authorized: 1,538,000 shares issued and
outstanding at March 31, 2002
and September 30, 2001, respectively               1,538              1,538
common stock, par value $.001;
100,000,000 shares
authorized; 9,757,649 and 8,909,401
shares issued and outstanding at
March 31, 2002 and September 30, 2001,
respectively                                       9,758              8,909

Additional Paid in capital                     9,700,735          9,512,699

Accumulated deficit                          ( 3,029,481)        (3,298,372)
                                              -------------    --------------
                                               6,682,550          6,224,774
                                              -------------    --------------
Total Liabilities and Stockholders' Equity  $ 14,278,592       $ 14,580,597
                                              =============    ==============

    See accompanying notes to condensed consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARY
                     -------------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------------
                               (UNAUDITED)
                               -----------
                  Three Months Ended March 31,  Six Months Ended March 31,
                  ---------------------------  --------------------------

                              2002         2001        2002         2001
                              ----         ----        ----         ----
Revenues:
    Rental                $ 1,069,148   $ 389,370  $ 1,955,620  $  523,870
    Production                537,039     260,000    3,356,278     297,500
    Other                           0           0            0      28,791
                            ---------    ---------   ----------   ---------
                            1,606,187     649,370    5,311,898     850,161
                            ---------    ---------   ----------   ---------
Expenses:
    Production and Develop    381,742     198,172    2,922,632     271,771
    Selling and promotion      24,028      45,202       42,113     131,072
    Depreciation and
    Amortization               82,428      46,579      134,840     215,357
    General
    and administrative        648,537   1,063,979    1,524,107   1,628,168
                             --------   ----------  -----------  -----------
    Total                   1,136,735   1,353,932    4,623,692    2,246,368
                             --------   ----------  -----------  -----------
   Operating Income (loss)    469,452    (704,562)     688,206   (1,396,207)
   Interest expense          (249,778)   (181,377)    (419,315)    (519,959)
                             ---------    --------    ---------    --------
Net Income (loss)           $ 219,674   ($ 885,939)    268,891  ($1,916,166)
                             =========   ==========   =========   ==========

Net Income (loss) per share
   Basic                     $  0.02      $   (0.09)     $ 0.03     $  (0.21)
                             =========   ==========    =========   =========
   Diluted                   $  0.02      $   (0.09)     $ 0.03     $  (0.21)
                             =========   ==========    =========    =========


    See accompanying notes to condensed consolidated financial statements

                       VALCOM, INC. AND SUBSIDIARY
                  -----------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ------------------------------------

                                                        Six months ended
                                                            March 31,
                                                           ------------
                                                        2002          2001
                                                        ----          ----
                                                     (Unaudited)  (Unaudited)
Operating Activities:
Net Income (Loss)                                      268,891   ($1,916,166)
Not Requiring Cash:
    Depreciation and amortization                      134,840       218,147
    Stock issued for services                           56,088       540,500
                                                  -------------   ------------
                                                       459,819    (1,157,519)
                                                  -------------   ------------
Changes in:
    Receivables                                       (144,601)      (11,338)
    Prepaid expenses                                       -0-       ( 2,797)
    Other assets                                           -0-        22,000
    Production costs                                      (118)       60,776
    Accounts payable and other accrued exp             123,820       259,596
    Production deposits                               (765,656)          -0-
                                                   ------------    -----------
                                                      (786,555)      328,237
                                                   ------------    -----------
Cash Used by Operations                               (326,736)     (829,282)

Investing Activities:
    Acquisition of fixed assets                       ( 67,490)     (296,087)
    Deposits                                          (  2,669)       40,500
    Acquisition of VEI                                     -0-        80,738
    Investment in Partnership                              -0-      (113,523)
    Notes receivable payments                          115,000           -0-
                                                  -------------   ------------
    Cash Provided (Used) by Investing
    Activities                                          44,841      (288,372)
                                                  -------------   ------------
Financing Activities:
    Principal (payments) borrowings
    on notes payable                                    16,740       449,294
    Issuance of stock                                      -0-       330,000
    Loan payable                                           -0-       133,470
    Credit line payable                                 (1,888)      110,000
    Due to stockholder                                     -0-        91,009
                                                  -------------   ------------

    Cash Provided by
    Financing Activities                                14,852     1,113,773
                                                  -------------   ------------

    Decrease in Cash and
    Cash Equivalents                                  (267,043)      ( 3,881)
    Cash and cash equivalents,
    beginning of period                                420,857        22,541
                                                    ------------  ------------
    Cash and cash equivalents,
    end of period                                 $    153,814     $  18,660
                                                    ============  ============

Supplemental disclosure of cash flow information:

    Interest paid                                  $   384,968     $ 519,959
                                                    ============  ============
    Income taxes paid                              $    -0-        $     800
                                                    ============  ============
Supplemental disclosure of non cash Investing
and Financing Activity:

    Shares Issued for Retirement of Debt           $   132,797           -
                                                    ============  ============

    See accompanying notes to condensed consolidated financial statements

                      VALCOM, INC. AND SUBSIDIARY
                 ---------------------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            -----------------------------------------------
                              UNAUDITED
                              ---------

                                                    Additional
                   Common           Preferred         Paid-in    Accumulated
                  -------          ----------         Capital     Deficit
               Shares   Amount  Shares      Amount  ----------  -----------
              -------  -------  ------     -------
Balance
Sept. 30,
2001      8,909,401 $8,909   1,538,000     $ 1,538  $9,512,699 $(3,298,372)

Shares issued
for services   320,500    321                              55,767

Shares issued
for debt
retirement     527,748    528                             132,269

Net Income
for the
period                                                                268,891
             ----------- ------- ---------   ---------- ---------- ------------
Balance
March
31,2002      9,757,649 $ 9,758    1,538,000  $   1,538 $9,700,735 $(3,029,481)
             ========== =======  ===========   ======= ========== ===========

    See accompanying notes to condensed consolidated financial statements

                         VALCOM, INC. AND SUBSIDIARY
                    ----------------------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                              (UNAUDITED)

NOTE 1 Summary of Significant Accounting Policies
-------------------------------------------------
Following is a summary of the significant accounting policies followed in the preparation of these condensed consolidated financial statements, which policies are in accordance with accounting principles generally accepted in the United States of America:

Organization
------------
ValCom, Inc. (the "Company"), formerly SBI Communications, Inc.
was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Supermin, Inc. on November 20, 1985. On
September 29, 1986, Satellite Bingo, Inc. became the surviving corporate entity in a statutory merger with Supermin, Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1988, the name was changed to SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware.

In October 2000, the Company was issued 7,570,997 shares by SBI for 100% of the shares outstanding in Valencia Entertainment International LLC ("VEI"), a California limited liability company. This acquisition has been accounted for as a reverse acquisition merger with VEI becoming the surviving entity. The corporate name was changed to ValCom, Inc.

Principles of Consolidation/Presentation
-----------------------------------------
The consolidated financial statements include the accounts of the Company and one wholly-owned subsidiary Half Day Video, Inc.
These financial statements include all activities as if the acquisition occurred on January 1, 2001.

                     VALCOM, INC. AND SUBSIDIARY
                              ------------
         Notes to Condensed Consolidated Financial Statements
               --------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes. As of March 31, 2002 accounts receivable has been reported net of a $10,000 allowance for bad debts.

                      VALCOM, INC. AND SUBSIDIARY
                             --------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------
                              (UNAUDITED)

Note 1 Summary of Significant Accounting Policies (cont'd)
----------------------------------------------------------

Interim Financial Statements
----------------------------
The condensed consolidated financial statements as of March 31, 2002 and for the three and six months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of September 30,2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

Reclassifications
-----------------
Certain amounts from prior years have been reclassified to conform to the current year presentation.

NOTE 2 Net Income (loss) Per Share
----------------------------------
The Company's Net Income per share was calculated using weighted average shares outstanding of 9,757,649 and 9,486,795 for the three and six months ended March 31, 2002. Although convertible preferred stock and convertible debt are a common stock equivalent, there is only one series of preferred with a conversion rate of 1 share of common stock for each share of preferred stock.

                        VALCOM, INC. AND SUBSIDIARY
                              --------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------
                               (UNAUDITED)

NOTE 3 SEGMENT INFORMATION
---------------------------
                             Studio          Programming       Total
                            ---------       ------------    -----------
For the six months ended
   March 31, 2002
--------------------
 Revenues                  $ 1,955,620      $ 3,356,278    $ 5,311,898
 Operating Income              254,560          433,646        688,206
 Total Assets               12,449,541        1,829,051     14,278,592
 Depreciation and
 Amortization                  110,340           24,500        134,840

  March 31, 2001
-----------------
 Revenues                  $   552,661       $  297,500    $   850,161
 Operating (Loss) Income    (1,421,936)          25,729     (1,396,207)
 Total Assets               16,182,512          161,916     16,344,428
 Depreciation and
 Amortization                  203,818           11,539        215,357

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

Further, a second cause of action concerning malicious prosecution also alleges alter-ego liability. Unspecified compensatory and punitive damages are sought under this cause of action. However, both parties have reached a settlement agreement at no cost to the Company reguarding this second cause of action.

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

NOTE 5 BASIC AND DILUTED EARNINGS PER SHARE
-------------------------------------------
Basic and diluted earnings per share for the three and six months ended March 31, 2002 and 2001 are computed as follows:

                            Three months ended        Six months ended
                                  March 31,                March 31,
                              2002        2001         2002         2001
                              ----        ----         ----         ----
Basic:

Net Income (Loss)        $  219,674   $ (885,939)  $  268,891  $  (1,916,166)
Weighted average
shares outstanding        9,757,649    9,333,151    9,486,795      9,333,151
                        -----------   -----------  -----------  --------------
Basic earning
(loss) per share           $  0.02        $(0.09)    $  0.03      $( 0.21)
                        ===========   ===========  ===========  ==============
Diluted:

Net Income (Loss)        $  219,674   $ (885,939)  $  268,891  $  (1,916,166)
Interest expense
add back                     15,900            0       34,348              0
                         -----------  -----------  -----------  --------------
Adjusted Net Income (Loss)  235,574     (885,939)     303,239     (1,916,166)

Weighted average
shares outstanding        9,757,649    9,333,151    9,486,795      9,333,151
Conversion of
preferred stock to
common                    1,538,000                 1,538,000
Conversion of debt
to common stock           3,860,306                   942,772
                         -----------  ------------ ------------  -------------
Diluted weighted average
common shares            15,155,955    9,333,151   11,967,567      9,333,151
                         -----------  ------------ -------------  ------------
Diluted earning per share  $ 0.02      $ ( 0.O9)     $  0.03         $( 0.21)
                         ===========  ============ =============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      Introduction
      ------------
Plan of Operation:

ValCom, Inc. operations at present are comprised of three divisions: 1) Studio Rental, 2) Studio Equipment Rental, and 3) Film and Television Production.

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

Studio Equipment Rental
-----------------------
     In March 2001 the Company acquired with stock, Half Day Video, Inc. a company which supplies personnel, cameras and other production equipment to various production companies on a short term basis. As a result of additional equipment purchases and increased activity, from both internal and external sources, it is anticipated that Half Day Video revenue should increase significantly from prior periods.

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

 Results of Operation
 --------------------
Three months ended March 31, 2002 vs March 31, 2001
-----------------------------------------------------
Revenues for the three months ended March 31, 2002 increased by $956,817 or 147.4% from $649,370 for the three months ended March 31, 2001 to $1,606,187 for the same Period in 2002. The increase in revenue was principally due to revenues associated with the acquisition of Half Day Video and the joint venture with Woody Fraser, both of which occurred in March 2001.

Production and development costs for the three months ended March 31, 2002 increased by $183,570 or 92.6% from $198,172 for the three months ended March 31, 2001 to $381,742 for the same period in 2002. The increase in production costs was principally due to the acquisition of Half Day Video and development costs incurred with Woody Fraser Productions.

Selling and promotion costs for the three months ended March 31, 2002 decreased by $21,174 or 46.8% from $45,202 for the three months ended March 31, 2001 to $24,028 for the same period in 2002. The decrease was due principally to decreases in travel and public relation expenses.

Depreciation and amortization expense for the three months ended March 31, 2002 increased by $35,849 or 77.0% from $46,579 for the three months ended March 31, 2001 to $82,428 for the same period in 2002. The decrease in depreciation and amortization expense is a result of additional assets being depreciated.

General and administrative expenses for the three months ended March 31, 2002 decreased by $415,442 or 39.1% from $1,063,979 for the three months ended March 31, 2001 to $648,537 for the same period in 2002. The decrease was due principally to decreases in personnel costs, repairs and maintenance and telephone and utility costs.

Interest expense for the three months ended March 31, 2002 increased by $68,401 or 37.7% from $181,377 for the three months ended March 31, 2001 to $249,778 for the same period in 2002. The increase was due principally to interest associated with the Laurus Fund loan.

Due to the factors described above, the Company's net income increased by $1,105,613 from a loss of $885,939 for the three months ended march 31, 2001 to income of $219,674 for the same period in 2002.

Six months ended March 31, 2002 vs. March 31, 2001
--------------------------------------------------
Revenues for the six months ended March 31, 2002 increased by $4,461,737 or 524.8% from $850,161 for the six months ended March 31, 2001 to $5,311,898 for the same period in 2002. The increase in revenue was principally due to revenues associated with the acquisition of Half Day Video and the joint venture with Woody Fraser, both of which occurred in March 2001.

Production and development costs for the six months ended March 31, 2002 increased by $2,650,861 or 975.4% from $271,771 for the six months ended March 31, 2001 to $2,992,632 for the same period in 2002. The increase in production costs was principally due to the acquisition of Half Day Video and development costs incurred with Woody Fraser Productions.

Selling and promotion costs for the six months ended March 31, 2002 decreased by $88,959 or 67.9% from $131,072 for the six months ended March 31, 2001 to $42,113 for the same period in 2002. The decrease was due principally to decreases in travel and public relation expenses.

Depreciation and amortization expense for the six months ended March 31, 2002 decreased by $80,517 or 37.4% from $215,357 for the six months ended March 31, 2001 to $134,840 for the same period in 2002. The decrease in depreciation and amortization expense is a result of certain assets becoming fully depreciated.

General and administrative expenses for the six months ended March 31, 2002 decreased by $104,061 or 6.4% from $1,628,168 for the six months ended March 31, 2001 to $1,524,107 for the same period in 2002. The decrease ws due principally to decreases in professional fees and telephone and utility costs.

Interest expense for the six months ended March 31, 2002 decreased by $100,644 or 19.4% from $519,959 for the six months ended March 31, 2001 to $419,315 for the same period in 2002. The decrease was due principally to interest rate reductions.

Due to the factors described above, the Company's net income increased by $2,185,057 from a loss of $1,916,166 for the six months ended March 31, 2001 to income of $268,891 for the same period in 2002.

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

Statement Regarding Computation of Earnings (Loss) Per Share
-------------------------------------------------------------

See Notes To Condensed Consolidated Financial Statements included elsewhere in this filing for a description of the Company's calculation of earnings per share.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       On September 14, 2001, plaintiffs Diane Russomanno and Knowledge
Booster, Inc. commenced an action in the Superior Court of the State of California, County of Los Angeles Diane Russomanno and Knowledge
Booster, Inc. v. Valencia Entertainment International, ValCom, Inc., Vince Vellardita, Tom Grimmett, Nalin Rathod, Aburizal Bakrie, Nirwan Bakrie, Linda Layton, Barak Isaacs,and Does 1 through 20, Case No. BC257989 (Sup. Ct., L.A. Co.,C.A.). This matter arises from an underlying action wherein plaintiffs obtained judgments against Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. in the amounts of $3,000,000 and $1,200,000, respectively. In this matter, Plaintiffs' first of two causes of action alleges that we, and other defendants, are alter-egos of Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. and, therefore, plaintiffs are entitled to enforce the aforementioned judgments against us. Plaintiffs seek payment of the judgments in the amount of $4,200,000 plus interest under this cause of action.

     Further, Plaintiffs second cause of action concerning malicious prosecution also alleges alter-ego liability. Plaintiffs allege that Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. filed a cross-complaint in the underlying litigation without any probable cause and for an improper motive or purpose. Plaintiffs similarly allege that we, and other defendants, are alter-egos of Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. are therefore liable for such malicious prosecution. Plaintiffs seek unspecified compensatory and punitive damages under this cause of action.
Both parties have reached a settlement at on cost to the Company regarding this second cause of action.

     We believe the allegations are without merit and intend to vigorously defend ourselves.

ITEM 2. CHANGES IN SECURITIES

    In October 2001, the company issued 243,000 shares of common stock for consulting services. Also in December, the company issued 52,500 shares of common stock to employees as bonuses and 25,000 shares for stage rental services.

    During the three months ended December 31, 2001, the Company issued 527,748 shares of common stock to Laurus Fund for the retirement of a debt in the amount of $132,269 and interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                    11         Statement re:  computation of per share
                                              earnings
         (B)      REPORTS ON FORM 8-K:
                  No 8-K were filed

                               SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersign thereunto duly authorized.


                                  ValCom, Inc.


Date: May 13, 2002                By: /s/Vince Vellardita
                                  -------------------------------------
                                  Vince Vellardita Chairman of the
                                  Board and Chief Executive Officer
                                  (principal executive officer)