Form 10QSB
period 2002-06-30
VALCOM INC /CA/
filed 2002-08-20
CIK 1013453

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal quarter ended June 30, 2002

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


            26030 Avenue Hall - Studio #5, Valencia, California 91355
            ---------------------------------------------------------
               (Address of Principal executive offices) (Zip code)

                                 (661) 257-8000
                                 --------------
                            Issuer's telephone number

Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK $0.001 PAR VALUE
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of June 30, 2002 the issuer had 9,757,649 shares of its $0.001 par value common stock outstanding.

                               Table Of Contents
                                  ValCom, Inc.
                                   FORM 10-QSB
                                      INDEX

                                                                       Page
PART I.             FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of         3
                    June 30, 2002 (unaudited) and
                    September 30, 2001

                    Condensed Consolidated Statements of Operations     5
                    for the three and nine months ended June 30, 2002 and 2001 (unaudited)

                    Condensed Consolidated Statements of Cash Flows     6
                    for the nine months ended June 30,
                    2002 and 2001 (unaudited)

                    Condensed Consolidated Statement of Changes in      7
                    Shareholders' Equity for the nine months ended
                    June 30, 2002 (unaudited)

                    Notes to Condensed Consolidated Financial State-    9
                    ments (unaudited)

Item 2.             Management's Discussion and Analysis                16
                    of Financial Condition and Results
                    of Operations

Part II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                   20

Item 2.             Changes in Securities                               20

Item 3.             Defaults Upon Senior Securities                     21

Item 4.             Submission of matters to a vote of                  21
                    Security Holders

Item 5.             Other Information                                   21

Item 6.             Exhibits and Reports on Form 8-K                    21

                    Signatures                                          22

Part III            EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    June 30,       September 30,
                                                      2002              2001
                                                  ------------      ------------
                                                  (Unaudited)
Current Assets:
Cash                                              $ 1,000,888       $   420,857
Accounts receivable, net                              283,359           156,179
Other receivables                                      74,000            74,000
Prepaid development costs                             624,891           190,699
Notes receivable, related parties                   1,300,000         1,415,000
                                                  ------------      ------------
Total Current Assets                                3,283,138         2,256,735

Fixed Assets - net                                 11,864,837        11,959,941
Deferred financing costs                              305,760           232,171
Deposits                                               34,419            31,750
Note receivable, long term                            100,000           100,000
                                                  ------------      ------------
Total Assets                                      $15,588,154       $14,580,597
                                                  ============      ============

See accompanying notes and accountants' report to condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Accounts payable                                   $    201,488    $    540,983
Accrued interest                                         22,027          20,384
Accrued other                                           421,723         107,824
Credit line payable                                         -0-         150,837
Notes payable - current portion                          93,173         133,405
Production advances, net                                    -0-         765,656
                                                   -------------   -------------
Total Current Liabilities                               738,411       1,719,089
Notes payable, net                                    7,956,012       6,636,734
                                                   -------------   -------------
Total Liabilities                                  $  8,694,423    $  8,355,823
                                                   -------------   -------------

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock: all with par value
$0.001;
Series B, 1,000,000 shares authorized; 38,000
shares issued and outstanding, respectively                  38              38
Series C, 5,000,000 shares authorized; 1,500,000
shares issued and outstanding, respectively               1,500           1,500
Series D, 1,250,000 shares authorized; 1,250,000
and 0 shares issued and outstanding, respectively         1,250               0
Common stock, par value $.001; 100,000,000 shares
authorized; 9,757,649 and 8,909,401
shares issued and outstanding, respectively               9,758           8,909

Additional Paid-in capital                           10,749,030       9,512,699

Accumulated deficit                                  (3,867,845)     (3,298,372)
                                                   -------------   -------------
Total Stockholders' Equity                            6,893,731       6,224,774
                                                   -------------   -------------
Total Liabilities and Stockholders' Equity         $ 15,588,154    $ 14,580,597
                                                   =============   =============

See accompanying notes and accountants' report to condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                            Three months ended           Nine months ended
                                  June 30,                    June 30,
                             2002          2001          2002          2001
                         ------------  ------------  ------------  ------------
Revenue
  Rental                 $   787,952   $   542,461   $ 2,743,572   $ 1,066,331
  Production               2,838,936       279,426     6,195,214       576,926
  Other                            0       102,410             0       131,201
                         ------------  ------------  ------------  ------------
    Total                  3,626,888       924,297     8,938,786     1,774,458

Cost and Expenses:
  Production               2,760,600       179,895     5,683,232       451,666
  Selling and promotion       37,006        86,801        79,119       217,873
  Depreciation and
    amortization             180,570        35,040       315,410       250,397
  General
    and administrative       771,881     1,146,093     2,295,988     2,774,261
                         ------------  ------------  ------------  ------------
    Total                  3,750,057     1,447,829     8,373,749     3,694,197
                         ------------  ------------  ------------  ------------
Operating Income (loss)     (123,169)     (523,532)      565,037    (1,919,739)
Interest expense            (715,195)     (160,418)   (1,134,510)     (680,377)
                         ------------  ------------  ------------  ------------
Net loss                 $   (838,364) $  (683,950)  $  (569,473)  $(2,600,116)
                         ============  ============  ============  ============

Net loss
 per common share
      Basic              $     (0.09)  $     (0.07)  $     (0.06)  $     (0.28)
                         ============  ============  ============  ============
      Diluted            $     (0.09)  $     (0.07)  $     (0.06)  $     (0.28)
                         ============  ============  ============  ============

See accompanying notes and accountants' report to condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                       2002            2001
                                                   ------------    ------------
Operating Activities:
Net loss                                           $  (569,473)   $ (2,600,116)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization                      315,410         255,977
    Stock and warrants issued for services              98,333         558,000

Changes in assets and liabilities:
    Receivables                                       (127,180)       (368,950)
    Prepaid expenses                                         0          11,569
    Other assets                                             0        (130,710)
    Prepaid development costs                         (434,192)       (421,358)
    Accounts payable and accrued expenses              (23,953)        542,062
    Production deposits                               (765,656)              0
    Deposits                                            (2,669)         40,500
                                                   ------------    ------------
Net Cash used by Operating Activities               (1,509,380)     (2,113,026)
                                                   ------------    ------------
Investing Activities:
    Acquisition of fixed assets                        (71,896)      ( 523,518)
    Acquisition of VEI                                       0          80,738
    Investment in Partnership                                0               0
    Notes receivable payments                          115,000               0
                                                   ------------    ------------
Net Cash Provided (Used) by Investing Activities        43,104        (442,780)
                                                   ------------    ------------
Financing Activities:
    Principal borrowings on notes                    1,489,143       1,196,612
    Issuance of preferred stock and warrants           930,000         330,000
    Loans payable                                            0       1,202,767
    Credit line payable                               (150,837)        110,000
    Due to stockholder                                       0         114,860
    Deferred financing costs                          (221,999)              0
                                                   ------------    ------------
Net Cash Provided by Financing Activities            2,046,307       2,954,239
                                                   ------------    ------------
Increase in Cash and Cash Equivalents                  580,031         398,433
Cash and cash equivalents, beginning of period         420,857          22,541
                                                   ------------    ------------
Cash and cash equivalents, end of period           $ 1,000,888     $   420,974
                                                   ============    ============
Supplemental disclosure of cash flow information:
    Interest paid                                  $ 1,129,646     $   666,796
                                                   ============    ============
    Income taxes paid                              $         0     $       800
                                                   ============    ============
Supplemental disclosure of non cash investing
 and financing activity:
    Shares issued for retirement of debt           $   132,797     $         0
                                                   ============    ============

See accompanying notes and accountants' report to condensed consolidated financial statements

                                VALCOM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (UNAUDITED)

                               Common            Preferred Series B      Preferred Series C
                       ----------------------  ----------------------  ----------------------
                         Shares      Amount      Shares      Amount      Shares      Amount
                       ----------  ----------  ----------  ----------  ----------  ----------
Balance
Sep.30, 2001           8,909,401   $   8,909      38,000   $      38   1,500,000   $   1,500

Shares issued
for services             320,500         321

Shares issued
for debt
retirement               527,748         528

Preferred stock
issed for cash, net

Warrants issued
with preferred stock

Issuance of warrants
with convertible notes

Warrants issued
to placement agent

Net loss
for the Period
                       ----------  ----------  ----------  ----------  ----------  ----------
Balance
June 30, 2002          9,757,649   $   9,758      38,000   $      38   1,500,000   $   1,500
                       ==========  ==========  ==========  ========== ===========  ==========

See accompanying notes and accountants' report to condensed consolidated financial statements

                                VALCOM, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                         (UNAUDITED)


                            Preferred Series D       Additional
                        --------------------------     Paid-in    Accumulated
                           Shares        Amount        Capital       Deficit       Total
                        ------------  ------------  ------------  ------------  ------------

Balance
Sep.30, 2001                                        $ 9,512,699   $(3,298,372)  $ 6,224,774

Shares issued
for services                                             55,767                      56,088

Shares issued
for debt
retirement                                              132,269                     132,797

Preferred stock
issued for cash, net      1,250,000         1,250       506,297                     507,547

Warrants issued
with preferred stock                                    422,453                     422,453

Issuance of warrants
with convertible notes                                   77,300                      77,300

Warrants issued
to placement agent                                       42,245                      42,245

Net loss
for the Period                                                       (569,473)     (569,473)
                        ------------  ------------  ------------  ------------  ------------
Balance
June 30, 2002             1,250,000   $     1,250   $10,749,030   $(3,867,845)  $ 6,893,731
                        ============  ============  ============  ============  ============

See accompanying notes and accountants' report to condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------
Following is a summary of the significant accounting policies followed in the preparation of these condensed consolidated financial statements, which policies are in accordance with accounting principles generally accepted in the United States of America.

ORGANIZATION
------------
ValCom, Inc. (the "Company"), formerly SBI Communications, Inc. was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. became the surviving corporate entity in a statutory merger with Supermin, Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. Through shareholder approval dated March 10, 1998, the name was changed to SBI Communications, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware.

In October 2000, the Company was issued 7,570,997 shares by SBI for 100% of the shares outstanding in Valencia Entertainment International LLC ("VEI"), a California limited liability company. This acquisition has been accounted for as a reverse acquisition merger with VEI becoming the surviving entity. The corporate name was changed to ValCom, Inc.

PRINCIPLES OF CONSOLIDATION/PRESENTATION
----------------------------------------
The condensed consolidated financial statements include the accounts of the Company and three wholly owned subsidiaries, Valencia Entertainment, LLC which was acquired effective February 2001, Half Day Video, Inc. which was acquired effective March 2001 and ValCom Broadcasting, LLC which was formed in April 2002.

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
----------------------------------------------------------

The Company changed its fiscal year to September 30 from December 31 to better reflect its operating cycle.

USE OF ESTIMATES
----------------
The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ form those estimates.

COMMITMENTS, RISK AND CONTINGENCIES
-----------------------------------
Financial instruments that potentially subject the Company to concentrations of risk consist of trade receivables principally arising from monthly leases from television producers. Management believes all receivables to be fully collectible.

CASH EQUIVALENTS
----------------
The Company maintains cash and cash equivalents (short-term highly liquid investments with original maturity less than three months) with various financial institutions. From time to time, cash balances may exceed Federal Deposit Insurance Corporation insurance limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes. As of June 30, 2002 accounts receivable has been reported net of a $10,000 allowance for bad debts.

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
----------------------------------------------------------

INTERIM FINANCIAL STATEMENTS
----------------------------
The condensed consolidated financial statements as of June 30, 2002 and for the three and nine months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of September 30, 2001 was derived from the audited consolidated financial statements included in the Company's annual report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

RECLASSIFICATIONS
-----------------
Certain amounts from prior years have been reclassified to conform to the current year presentation.


NOTE 2 NET LOSS PER SHARE
--------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 9,757,649 and 9,577,079 for the three and nine months ended June 30, 2002 and 9,345,651 and 9,184,447 for the three and nine months ended June 30, 2001, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 NOTE RECEIVABLE - RELATED PARTY
---------------------------------------

Included in notes receivable, related parties in the accompanying condensed consolidated balance sheet at June 30, 2002 is a note receivable from an officer of the Company in the amount of $1,200,000. This is a non-recourse note secured by a second mortgage on a building and land located in Alabama.


NOTE 4 SEGMENT INFORMATION
---------------------------

                                         Studio      Studio Equip    Film & TV
                                         Rental         Rental       Production      Total
                                     -------------  -------------  -------------  -------------
For the nine months ended June 30,
2002
----
Revenues                             $  3,297,914   $  1,041,356   $  4,599,516   $  8,938,786
Operating Income                          418,584         40,394        106,059        565,037
Total Assets                           15,064,066        416,964        107,124     15,588,154
Depreciation and Amortization             278,410         37,000              0        315,410

2001
----
Revenues                             $  1,066,331   $    131,201   $    576,926   $  1,774,458
Operating (Loss) Income                (2,044,999)        23,799        101,461     (1,919,739)
Total Assets                           17,039,840        422,493        338,577     17,800,910
Depreciation and Amortization             238,858         11,539              0        250,397


NOTE 5 LITIGATION
------------------

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

Further, a second cause of action concerning malicious prosecution also alleges alter-ego liability. Unspecified compensatory and punitive damages are sought under this cause of action. However, both parties have reached a settlement agreement at no cost to the Company regarding this second cause of action.

Valencia Entertainment was a distributor for AJ Time Travelers, Inc. and management believes it should not be a party to this action and did not become the distributor for Time Travelers, Inc. until four years after the alleged wrongdoing occurred. The Company believes the allegations are without merit and intends to vigorously defend itself. In addition the Company is indemnified by a related party if any loss relative to this matter is sustained.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 6 BASIC AND DILUTED LOSS PER SHARE
---------------------------------------

Basic and diluted earnings per share for the three and nine months ended June 30, 2002 and 2001 are computed as follows:

                                                   Three months ended            Nine months ended
                                                        June 30,                      June 30,
                                                   2002           2001           2002           2001
                                               ------------   ------------   ------------   ------------
Basic:

Net loss                                       $  (838,364)   $  (683,950)   $  (569,473)   $(2,600,116)
Weighted average shares outstanding              9,757,649      9,345,651      9,577,079      9,184,447
                                               ------------   ------------   ------------   ------------
Basic loss per share                           $     (0.09)   $     (0.07)   $     (0.06)   $     (0.28)
                                               ============   ============   ============   ============

Diluted:

Net loss                                       $  (838,364)   $  (683,950)   $  (569,473)   $(2,600,116)
Interest expense add back                                0              0              0              0
                                               ------------   ------------   ------------   ------------
Adjusted Net Loss                                 (838,364)      (683,950)      (569,473)    (2,600,116)

Weighted average shares outstanding              9,757,649      9,345,651      9,577,079      9,184,447
Conversion of deferred stock to common stock             0              0              0              0
Conversion of debt to common stock                       0              0              0              0
                                               ------------   ------------   ------------   ------------
Diluted weighted average common share            9,757,649      9,345,651      9,577,079      9,184,447
                                               ------------   ------------   ------------   ------------
Diluted earnings per share                     $     (0.09)   $     (0.07)   $     (0.06)   $     (0.28)
                                               ============   ============   ============   ============

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company had a 10 for 1 reverse split of its common shares of stock in September 2001. The weighted average shares outstanding and loss per share in 2001 have been restated to reflect this change.


NOTE 7 CONVERTIBLE PREFERRED STOCK
----------------------------------

At June 30, 2002 the Company had three series of convertible preferred stock: B, C and D. Series B preferred stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B preferred stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C preferred stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C preferred stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D preferred stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C preferred stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D preferred stock shall rank senior to the common stock but Series C preferred stock shall be senior to both Series B and D preferred stock while Series D preferred stock shall be junior to both Series B and C preferred stock. No dividends have been declared by the Board of Directors for any of the Series of convertible preferred stock.

In connection with the issuance of the Series D convertible preferred stock, the Company also granted warrants to the preferred stockholder to purchase 1,250,000 shares of the Company's common stock for $.80 per share, expiring in five years. The Company allocated the net proceeds received from the sale of the preferred stock to the warrants using the Black-Scholes pricing model. The allocation of the net proceeds to the warrants amounted to $422,453 and is included in additional paid-in capital in the accompanying condensed consolidated balance sheet at June 30, 2002.

Also in connection with the sale of the Series D convertible preferred stock, the Company incurred a 7% placement agent fee and also issued the placement agent warrants to purchase 125,000 shares of the Company's common stock at $.80 per share, expiring in five years. The Company recorded the $70,000 placement agent fee as a reduction of the proceeds received, thereby also reducing additional paid-in capital by $70,000 at June 30, 2002. The Company valued the 125,000 warrants issued to the placement agent using the Black-Scholes pricing model resulting in an increase to additional paid-in capital of $42,245 for the period ended June 30, 2002.

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 DEBT
-----------

On May 24, 2002, the Company repaid the remaining $1,089,616 convertible note due to The Laurus Master Fund, LTD (LMF). In connection with the payoff of the note, the Company expensed $109,000 in unamortized prepaid loan fees, $245,000 of unamortized discounts and $295,000 of interest expense.

In May and June 2002, we issued to Laurus Master Fund, Ltd. 12 % convertible notes in the aggregate principal amount of $2,000,000. The notes are convertible into our common stock at a fixed conversion price of $.95 and are payable on a monthly basis over 22 months. In addition, in connection with the issuance of the convertible notes, we issued warrants to purchase 300,000 shares of our common stock at an exercise price of $1.20. The convertible notes are secured by a second mortgage on our properties. The fair value assigned to the warrants amounted to $77,300 and was determined using the Black-Scholes pricing model. Such amount is included in additional paid-in-capital at June 30, 2002. The convertible notes are presented in the accompanying condensed balance sheet at June 30, 2002 net of a discount of $74,079.


NOTE 9 SUBSEQUENT EVENTS
------------------------

Effective July 1, 2002, the Company acquired all of the outstanding shares of common stock of Digital Cut Post, Inc for 1,400,000 shares of series "C" convertible preferred stock and $1,100,000 in cash. Digital Cut Post, Inc is a computer based non-linear, post production editorial facility specializing in independent feature film and broadcast television. Total consideration for this acquisition was approximately $1,600,000 to be paid over four years.

Effective August 2, 2002, the Company acquired all of the outstanding shares of common stock of PTL Productions, Inc. (Brentwood Magazine) for the assumption of approximately $90,000 of debt. Brentwood Magazine, a Southern California entertainment publication, has been setting the trends in Southern California from Santa Barbara to San Diego for over 7 years, covering entertainment, business, luxurious lifestyles, travel and fashion.

On August 5, 2002, the Company acquired for $31,000, a film library from "The Shapiro Group", consisting of 143 TV movies and featured films for worldwide syndication.

                          VALCOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PLAN OF OPERATION

         ValCom, Inc. operations at present are comprised of five divisions: 1) Studio Rental, 2) Studio Equipment and Personnel Rental, 3) Post Production, 4) Broadcast Television, and 5) Film and Television Production.

STUDIO RENTAL
-------------

         We own six improved acres with six sound stages and two additional leased stages in Valencia California doing business as Valencia Entertainment International. Eight of the eight stages are leased under annual contracts to two major production companies. Rental income for the seven stages should remain constant at approximately $2,000,000 annually with cost of living increases. Rental income for the eighth stage increased in August 2001 to $95,000 per month.

STUDIO EQUIPMENT RENTAL
-----------------------

         In March 2001, we acquired with stock, Half Day Video, Inc. a company which supplies personnel, cameras and other production equipment to various production companies on a short-term basis. As a result of additional equipment purchases and increased activity, from both internal and external sources, it is anticipated that Half Day Video revenue should increase significantly from the prior year.

FILM PRODUCTION
---------------

         In March 2001, we entered into an agreement with Woody Fraser Productions to produce various television productions on its behalf. Under the terms of the agreement, we will fund up to $500,000 of annual production development costs. In return, we will retain after costs of production, 75% of the net savings derived from all production, 75% of ownership of foreign and syndication plus Executive Producer fees. In January 2002, we signed contracts with a Cable Television Network to produce the second season of a television series consisting of 13 episodes. Revenue under this contract during 2002 will be approximately $2,500,000. In addition to retaining 75% of any possible net savings from the productions, Half Day Video will handle a majority of the production rental needs. Additionally, we signed a contract with a different Cable Television Network to produce six (6) episodes of a television series at a contracted amount of approximately $500,000. After costs of production, we will retain 100% of any savings plus a portion of the executive producer fees. Additional productions are in the development process. Revenues will be recognized when all individual programs are available.

                          VALCOM, INC. AND SUBSIDIARIES

CHANNEL 8 IN PALM SPRINGS, CALIFORNIA
-------------------------------------

         Through our partially-owned subsidiary, ValCom Broadcasting, LLC, we own KVPS (Channel 8), an independent broadcaster in the Palm Springs, CA market.

         We plan to acquire additional television stations and utilize its infrastructure of its full-service television and motion picture studios. This would enable Channel 8 to operate at a fraction of the cost compared to other broadcasters in the market

         Palm Springs is located in the middle of four major markets that include: Los Angeles, Phoenix, Las Vegas, and San Diego.

DIGITAL CUT POST
----------------

         In July 2002, we acquired with cash and stock, Digital Cut Post, Inc. a company providing a full service Avid rental company specializing in the independent feature film and television community. With over ten years of proven industry experience with AVID non-linear editing systems, we understand not only the systems, but what it takes to complete a project. Ed Santiago, president and founder of Digital Cut Post, Inc. heads this wholly owned subsidiary.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001
--------------------------------------------------

Revenues for the three months ended June 30, 2002 increased by $2,702,591 or 292.4% from $924,297 for the three months ended June 30, 2001 to $3,626,888 for the same period in 2002. The increase in revenue was principally due to revenues associated with the acquisition of Half Day Video and the joint venture with Woody Fraser, both of which occurred in March 2001.

Production and development costs for the three months ended June 30, 2002 increased by $2,580,705 or 143.5% from $179,895 for the three months ended June 30, 2001 to $2,760,600 for the same period in 2002. The increase in production costs was principally due to the acquisition of Half Day Video and production and development costs incurred with Woody Fraser Productions.

Selling and promotion costs for the three months ended June 30, 2002 decreased by $49,795 or 57.4% from $86,801 for the three months ended June 30, 2001 to $37,006 for the same period in 2002. The decrease was due principally to a decrease in travel expenses.

                          VALCOM, INC. AND SUBSIDIARIES

Depreciation and amortization expense for the three months ended June 30, 2002 increased by $145,530 or 415.3% from $35,040 for the three months ended June 30, 2001 to $180,570 for the same period in 2002. The increase in depreciation and amortization expense is a result of additional assets being depreciated.

General and administrative expenses for the three months ended June 30, 2002 decreased by $374,212 or 32.7% from $1,146,093 for the three months ended June 30, 2001 to $771,881 for the same period in 2002. The decrease was due principally to decreases in personnel costs, taxes and licenses, equipment rent and telephone and utility costs.

Interest expense for the three months ended June 30, 2002 increased by $554,777 or 345.8% from $160,418 for the three months ended June 30, 2001 to $715,195 for the same period in 2002. The increase was due principally to interest associated with the payoff of the Laurus Fund loan.

Due to the factors described above, the Company's net loss increased by $154,414 from a loss of $683,950 for the three months ended June 30, 2001 to $838,364 for the same period in 2002.

NINE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001
-------------------------------------------------

Revenues for the nine months ended June 30, 2002 increased by $7,164,328 or 407.8% from $1,774,458 for the nine months ended June 30, 2001 to $8,938,786 for the same period in 2002. The increase in revenue was principally due to revenues associated with the acquisition of Half Day Video and the joint venture with Woody Fraser, both of which occurred in March 2001.

Production and development costs for the nine months ended June 30, 2002 increased by $5,231,566 or 1,158.3% from $451,666 for the nine months ended June 30, 2001 to $5,683,232 for the same period in 2002. The increase in production costs was principally due to the acquisition of Half Day Video and production and development costs incurred with Woody Fraser Productions.

Selling and promotion costs for the nine months ended June 30, 2002 decreased by $138,754 or 63.7% from $217,873 for the nine months ended June 30, 2001 to $79,119 for the same period in 2002. The decrease was due principally to decreases in travel and public relation expenses.

Depreciation and amortization expense for the nine months ended June 30, 2002 decreased by $65,013 or 26.0% from $250,397 for the nine months ended June 30, 2001 to $315,410 for the same period in 2002. The decrease in depreciation and amortization expense is a result of certain assets becoming fully depreciated.

General and administrative expenses for the nine months ended June 30, 2002 decreased by $478,273 or 17.2% from $2,774,261 for the nine months ended June 30, 2001 to $2,295,988 for the same period in 2002. The decrease was due principally to decreases in professional fees and taxes and licenses.

Interest expense for the nine months ended June 30, 2002 increased by $454,133 or 66.7% from $680,377 for the nine months ended June 30, 2001 to $1,134,510 for the same period in 2002. The increase was due principally to the payoff of the Laurus Fund loan partially offset by interest rate reductions.

Due to the factors described above, the Company's net loss decreased by $2,030,643 from a loss of $2,600,116 for the nine months ended June 30, 2001 to $569,473 for the same period in 2002.

                          VALCOM, INC. AND SUBSIDIARIES

Trends events of uncertainties:
-------------------------------

The studios rented by the Company are on one-year extensions of previous long-term leases. The options expire at various dates during 2002. If these productions are cancelled, it is unlikely lease options would be extended. However, the current lessees have first right of refusal on new leases. An uncertainty may exist regarding the Company's ability to rent the properties at profitable amounts.


LIQUITY AND CAPITAL RESOURCES

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

On May 24, 2002, the Company repaid the remaining $1,089,616 convertible note due to The Laurus Master Fund, LTD (LMF). In connection with the payoff of the note, the Company expensed $109,000 in unamortized prepaid loan fees, $245,000 of unamortized discounts and $295,000 of interest expense.

In May and June 2002, we issued to Laurus Master Fund, Ltd. 12 % convertible notes in the aggregate principal amount of $2,000,000. The notes are convertible into our common stock at a fixed conversion price of $.95 and is payable on a monthly basis over 22 months. In addition, we issued warrants to purchase 300,000 shares of our common stock at an exercise price of $1.20. The convertible notes are secured by a second mortgage on our properties.

In June 2002, we issued to High Capital Funding, LLC 1,250,000 shares of our Series D convertible preferred stock and 1,250,000 warrants to purchase shares of our common stock at an exercise price of $.80 in exchange for $1,000,000. The Series D preferred stock is convertible into our common stock at a ratio of one for one. We issued a 7% placement agent fee to Bathgate Capital Partners, LLC and 125,000 warrants exercisable at $.80 per unit. Each warrant entitles the holder to one share of common stock exercisable at $.80 per share for a total of $1,100,000.

On July 1, 2002, we acquired all of the outstanding shares of Digital Cut Post, Inc. Digital Cut Post is a computer based non-linear, post-production editorial facility specializing in independent feature film and broadcast television. This acquisition provides for the sole shareholder of Digital Cut Post to receive $1,100,000 and 1,400,000 of series C preferred stock over a four (4) year period.

Statement Regarding Computation of Earnings (Loss) Per Share
------------------------------------------------------------

See Notes To Condensed Consolidated Financial Statements included elsewhere in this filing for a description of the Company's calculation of earnings per share.

                          VALCOM, INC. AND SUBSIDIARIES

PART II--OTHER INFORMATION

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

Further, Plaintiffs second cause of action concerning malicious prosecution also alleges alter-ego liability. Plaintiffs allege that Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. filed a cross-complaint in the underlying litigation without any probable cause and for an improper motive or purpose. Plaintiffs similarly allege that we, and other defendants, are alter egos of Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. are, therefore, liable for such malicious prosecution. Plaintiffs seek unspecified compensatory and punitive damages under this cause of action. Both parties have reached a settlement agreement at no cost to the Company regarding this second cause of action.

We believe the allegations are without merit and intend to vigorously defend ourselves. In addition, the Company is indemnified by a related party if any loss relative to this matter is sustained.


ITEM 2. CHANGES IN SECURITIES
-----------------------------

In May and June 2002, we issued to Laurus Master Fund, Ltd. 12 % convertible notes in the aggregate principal amount of $2,000,000. The notes are convertible into our common stock at a fixed conversion price of $.95 and is payable on a monthly basis over 22 months. In addition, we issued warrants to purchase 300,000 shares of our common stock at an exercise price of $1.20. The convertible notes are secured by a second mortgage on our properties.

In June 2002, we issued to High Capital Funding, LLC 1,250,000 shares of our Series D convertible preferred stock and 1,250,000 warrants to purchase shares of our common stock at an exercise price of $.80 in exchange for $1,000,000. The Series D preferred stock is convertible into our common stock at a ratio of one for one. We issued a 7% placement agent fee to Bathgate Capital Partners, LLC and 125,000 warrants exercisable at $.80 per unit. Each warrant entitles the holder to one share of common stock exercisable at $.80 per share for a total of $1,100,000.

On July 1, 2002, we acquired all of the outstanding shares of Digital Cut Post, Inc. Digital Cut Post is a computer based non-linear, post-production editorial facility specializing in independent feature film and broadcast television. This acquisition provides for the sole shareholder of Digital Cut Post to receive $1,100,000 and 1,400,000 of series C preferred stock over a four (4) year period.

                          VALCOM, INC. AND SUBSIDIARIES


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable


ITEM 5. OTHER INFORMATION
-------------------------

Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(A) EXHIBITS:

Exhibit Number               Description
--------------               -----------

99.1 Certification of the Chief Executive Officer of ValCom, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 Certification of the Chief Financial Officer of ValCom, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K

         Change in registrant's certifying accountant filed on April 24, 2002 and amendment to this report filed on May 6 and 10
2002.

                          VALCOM, INC. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALCOM, INC.




DATE: AUGUST 19, 2002             BY: /s/ VINCE VELLARDITA
                                  -------------------------------------
                                  VINCE VELLARDITA CHAIRMAN OF THE
                                  BOARD AND CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER)



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                 Title                                    Date
    ---------                 -----                                    ----


BY: /s/Vince Vellardita     CEO/President                        August 19, 2002
    -------------------                                          ---------------
    Vince Vellardita        Chairman of the Board

BY: /s/ Don Magier          Controller (principal accounting     August 19, 2002
    -------------------      officer)                            ---------------
    Don Magier