Form 10KSB
period 2002-09-30
VALCOM  INC
filed 2003-02-13
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2002

             Securities and Exchange Commission File Number O-28416

                                  VALCOM, INC.

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

                                 (661) 257-8000
                                 --------------
                           (Issuer's telephone number)


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

       Common Stock, Par Value $0.001 - Preferred Stock, Par Value $0.001
       ------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most current fiscal year: $12,211,329.00 Aggregate market value of the voting stock held by
non-affiliates  as  of  December  15,  2002:                     $3,563,760.00
Number  of  common  shares  outstanding  as  of  9/30/02
at  $.001  par  value:                                              11,011,933

Documents  Incorporated  By  Reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  ____  No  _X_

                             DATED FEBRUARY 13, 2003

                        Table  of  Contents
Item      Page
Number    Number    Item  Caption
------    ------    -------------

Part  I
-------

Item  1.   3    Description  of  Business
Item  2.   7    Description  of  Properties
Item  3.   8    Legal  Proceedings
Item  4.   9    Submission  of  Matters  to  a  Vote  of  Security  Holders

Part  II
--------

Item  5.   10   Market  for  Common
                Equity  and  Related  Stockholder  Matters
Item  6.   13   Management's  Discussion  and  Analysis  or  Plan  of  Operation

Item  7.  19/F1 Financial  Statements  and  Summary  Financial  Data
Item  8.   45   Changes  in  and  Disagreements  with  Accountants  on
                Accounting  and  Financial  Disclosure

Part  III
---------

Item  9.   45   Directors,  Executive  Officers,  Promoters and Control Persons;
                Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  49   Executive  Compensation
Item  11.  50   Security  Ownership  of  Certain  Beneficial  Owners  and
                Management  and  Related  Stockholder  Matters
Item  12.  52   Certain  Relationships  and  Related  Transactions
Item  13.  52   Exhibits,  Financial  Statement  Schedules,  and  Reports  on
                Form  8-K
Item  14.  52   Disclosure  Controls  and  Procedures

Signatures  55

Ex.  99.1  55   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
                of  2002
Ex.  99.2  56   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
                of  2002

                                     PART I
                                     ------

Statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from estimated results. Certain of such risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission and in Item 1 ("DESCRIPTION OF BUSINESS") and Item 6 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION") below.

ITEM  I.  DESCRIPTION  OF  BUSINESS
-----------------------------------

GENERAL
-------

ValCom, Inc., a publicly held Delaware corporation (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name Alpine Survival Products, Inc. Its name was changed to Justin
Land and Development, Inc. during October of 1984, and to Supermin, Inc. on November 20, 1985.

The Company was originally formed to engage in the acquisition of any speculative investment or business opportunity without restriction as to type or classification. On September 29, 1986, Supermin, Inc. concluded a reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1954, as amended, pursuant to which it exchanged 200,000 shares of its common stock, $.001 par value (all share numbers, unless otherwise stated, have been adjusted to reflect a one-for-20 reverse stock split) for all of the capital stock of Satellite Bingo, Inc., a Georgia corporation organized on January 10, 1986, and the originator of the Company's current business (the "SBI Subsidiary"). In conjunction with such reorganization, the former stockholders of the SBI Subsidiary acquired control of the Company and the Company changed its name to Satellite Bingo, Inc.

On March 10, 1988, the Company changed its name to SBI Communications, Inc., and on January 28, 1993, the Company reincorporated in Delaware through a statutory merger with a wholly-owned Delaware subsidiary in reliance on the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended, provided by Rule 145(a)(2) promulgated thereunder.

On July 20, 2000, the Board of Directors approved a "2-1 forward stock split" with a distribution date of August 14, 2001 and a stockholder record date of August 10, 2000. The purpose of the forward split was to strengthen the Company's flexibility and address the liquidity issue in increasing the available float in the market.

On August 21, 2000, the principals of Valencia Entertainment International, LLC ("VEI") and SBI Communications, Inc. ("SBI") executed a letter of intent to consummate a merger. On October 16, 2000, the majority stockholders approved the Agreement and Plan of Merger. Pursuant to the Merger Agreement, the Company appointed new Board members, changed the par value of the Preferred Stock, increased the authorized Common Stock and changed its name to ValCom, Inc. ("ValCom"). A Schedule 14C Information Statement was filed with the Securities and Exchange Commission. The Securities and Exchange Commission approved the definitive Schedule 14C Information Statement on February 13, 2001. The Merger was finalized on March 6, 2001.

APPOINTMENT  OF  NEW  DIRECTORS
-------------------------------
Effective February 13, 2001, the Board of Directors unanimously nominated and the consenting stockholders elected the following four individuals as directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Each of the following individuals has consented to serve as a director of ValCom and there is no familial relationship between any nominated director and any current director or between any of the nominated directors. The following table sets forth information regarding the directors as of February 13, 2001.




Name                      Position            Since
----                      --------            -----


Vince Vellardita  Interim CEO and President   October 2000

Ronald Foster     Chairman of the Board       September 1986

David Weiner      Nominee                     --

Stephen A. Weber  Nominee                     --






For the most current information on the Company's directors and executive officers, refer to Part III, Item 9 (Directors, Executive Officers, Promoters and Control Persons).

CHANGE  IN  PAR  VALUE  OF  PREFERRED  STOCK
--------------------------------------------
The Board of Directors and the consenting stockholders unanimously adopted an amendment to SBI's (now Valcom's) Certificate of Incorporation to change the par value of its preferred stock from $5.00 to $.001 per share to minimize annual franchise taxes payable to the State of Delaware (the "Par Value Amendment").

INCREASE  IN  AUTHORIZED  COMMON  STOCK
---------------------------------------
The Board and the consenting stockholders unanimously adopted an amendment to SBI's (now ValCom's) Certificate of Incorporation to increase the authorized common stock from 40,000,000 to 100,000,000 shares (the "Authorized Share Amendment"). The terms of the merger made VEI a wholly-owned subsidiary of ValCom and the principals of VEI received shares of ValCom's common stock based upon an agreed upon fair market valuation of the net assets of VEI. In order to consummate the merger, SBI (now ValCom) was required to issue 75,709,965 shares of common stock to the principals of VEI. The shares of common stock do not have any pre-emptive rights.

NAME  AMENDMENT
---------------
The Board of Directors and the consenting stockholders unanimously adopted an amendment to SBI's Certificate of Incorporation to change the corporation's name to ValCom, Inc. (the "Name Amendment"). In the judgment of the SBI Board of Directors, the change of the corporate name was desirable in view of the significant change in SBI's character and strategic focus as a result of the merger with VEI.

VALCOM'S  CORPORATE  STRUCTURE
------------------------------
As of September 30, 2002, ValCom, Inc. had three subsidiaries: Valencia Entertainment International, LLC, a California limited liability company; Half Day Video, Inc., a California corporation; and PTL Productions, Inc. dba Brentwood Magazine, a California corporation. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization, dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. dba Brentwood Magazine and sell PTL Productions, Inc. back to the seller. See Note 16 (Subsequent Events) to the Consolidated Financial Statements. Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

BUSINESS  OVERVIEW
------------------
ValCom's business includes television production for network and syndication programming, motion pictures,and real estate holdings, however, revenue is primarily generated through the lease of the sound stages. ValCom, which owns six acres of real property and a 120,000 square foot production facility in Valencia, California, is currently the studio set for JAG, produced by Paramount Pictures and Power Rangers produced by Saban productions. The Company's sound stages have been operating at full capacity since 1996. ValCom also leases an additional three acres and a 52,000 square foot production facility that includes two full-service sound stages, for a total of eight sound stages. ValCom's past and present clients include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution, and several major television series in advanced stages of development.

EXPANSION  PLANS
----------------
The Company continuously reviews industry developments and regulations for potential expansion opportunities. As a public company, the Company benefits from operating in highly regulated markets, which levels the competitive playing field.

It is imperative that the Company continues to grow its operational revenues. The Company has made a significant investment in assembling its management team and operational infrastructure. This investment cost is now relatively fixed, however, and the Company has the potential to significantly leverage its profitability through incremental revenue increases. The Company will therefore continue to employ an aggressive yet methodical growth strategy. It intends to make strategic expansions in markets with: (i) accommodating regulations; (ii) favorable demographics; (iii) successful operations management; and (iv) customer acceptance and patronization.

The Company intends to grow through both acquisitions and developments. It uses extensive review procedures to evaluate expansion opportunities, including market studies, legal evaluations, financial analyses and operational reviews. The Company determines development budgets and acquisition prices based on the proposed investment's expected financial performance, competitive market position, risk profile and overall strategic fit within the Company's operational plans. Acquisition terms typically include cash payments, issuance of Company securities and seller-financed notes. Consulting and non-competition agreements with the target companies' principals may also be included.

The development of telecommunications, the emergence of new technology and the international nature of the Internet has created opportunities to develop new, efficient and secure ways to deliver entertainment to customers. As one of the companies that plans to employ these new technologies on the Internet, ValCom intends to capitalize on its expertise in the analysis of consumer data and information to become a world leader in online entertainment.

JOINT  VENTURE  AGREEMENT  WITH  WOODY  FRASER  PRODUCTIONS,  INC.
------------------------------------------------------------------
In January 2001, ValCom executed a joint venture agreement with Woody Fraser Productions, Inc., a California corporation, in which the parties agreed that Woody Fraser and his production company, Woody Fraser Productions, Inc., would serve exclusively as a television production company for ValCom. The primary purpose of the joint venture is the development and production of various television projects. However, the Company has a dispute with Woody Fraser and Woody Fraser Productions, Inc., which is currently arbitrated. Thus, it is not clear how much ValCom will recover from the joint venture agreement. See Part I, Item 3 ("Legal Proceedings").

ACQUISITION  OF  HALF  DAY  VIDEO,  INC.
----------------------------------------
On March 8, 2001, the Company executed a definitive agreement for the purchase of 100% of the stock of Half Day Video, Inc. ("Half Day"). Half Day specializes in supporting the entertainment industry with television and film equipment rentals. Half Day's client list includes The Academy Awards, Emmy Awards, NBC, Entertainment Tonight, MTV, Oscar Awards, General Hospital and other major entertainment and production companies. Half Day has approximately $786,000 in assets, not including depreciation, with current revenues of $1,300,000. Half Day leases its offices and warehouse facility in Valencia, California and will continue to operate and service its clients using its current employees.

Effective November 8, 2002, the Company terminated Clay Harrison, the former President of Half Day Video, Inc. Mr. Harrison has filed a lawsuit against the Company alleging breach of his employment contract. See Part I, Item 3 (Legal Proceedings).

JOINT  VENTURE  AGREEMENT  WITH  NEW  GLOBAL  COMMUNICATIONS,  INC.  -    VALCOM
--------------------------------------------------------------------------------
BROADCASTING,  LLC
------------------
In May 2002, the Company entered into a joint venture agreement with New Global Communications, Inc. ("Global") whereby Global agreed to contribute $500,000 to the joint venture in exchange for a 55% equity interest in a new entity known as Valcom Broadcasting, LLC, a New York limited liability company, and the Company would contribute certain fixed assets and manage the operations of the joint venture for a 45% equity interest in Valcom Broadcasting, LLC. The joint venture operates a newly developed low power television broadcast station K08MX-LP in Indio-Palm Springs, California operating on Channel 8. The Company believes that the investment in the joint venture adds to the Company's infrastructure of becoming a full-service television and motion picture company. The amount contributed to the joint venture by Global will be used to purchase the license for the television station from the licensee. The effectiveness of the joint venture agreement was dependent on approval by the Federal Communications Commission (the "FCC"). On September 20, 2002, the FCC approved the transaction. As of September 30, 2002, Global had contributed $400,000 to the joint venture. Since Global has not contributed the entire amount of $500,000 to the joint venture as of September 30, 2002, and, as such the transfer of the license has not been finalized, the Company has not recognized any investment in the joint venture at September 30, 2002. Subsequent to September 30, 2002, Global has not contributed any additional funds to the joint venture.

ACQUISITION  OF  PTL  PRODUCTIONS,  INC.  DBA  BRENTWOOD  MAGAZINE
------------------------------------------------------------------
On August 2, 2002, the Company executed an Agreement and Plan of Reorganization, pursuant to which the Company acquired 100% of the stock of PTL Productions, Inc. dba Brentwood Magazine. Brentwood Magazine, a Southern California entertainment publication, has been setting trends in Southern California from Santa Barbara to San Diego for over seven years, covering entertainment, business, luxurious lifestyles, travel and fashion. The Company anticipated that its acquisition of Brentwood Magazine would help promote and establish the Company as a total entertainment company with several promotional avenues. In connection with the acquisition of Brentwood Magazine, the Company formed a new division, Valcom Publishing.

Effective December 27, 2002, the Company terminated Phillip Troy Linger, the President of PTL Productions, Inc.

In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization and sell PTL Productions, Inc. back to Mr. Linger.

COMPETITION
-----------

FILM  ENTERTAINMENT  OVERVIEW
-----------------------------
Competition in the film entertainment business is diverse and fragmented, with scores of companies operating at various levels of product budget and scope. The market is overwhelmingly dominated by the major Hollywood studios, with the top-ranked company, Disney in 1999, usually commanding 15 to 20 percent of the domestic market share in any given year.

ValCom plans to succeed by choosing its projects and markets carefully, and selecting segments and geographic areas where it can build proprietary competitive advantages. With the proper positioning and segment focus, the Company believes it can insulate itself from the brunt of competition in the entertainment content business. Since the sector's revenues from foreign markets are growing rapidly, a sound niche strategy should ensure superior profitability.

INDEPENDENT  PRODUCTION  COMPANIES
----------------------------------
Consolidation through acquisition has recently reduced the number of independent production companies in operation. However, barriers to entry remain relatively low, and management anticipates that the market segments in which it intends to compete will remain highly competitive.

THE  COMPANY'S  COMPETITIVE  POSITION
-------------------------------------
The Company's operations are in competition with all aspects of the entertainment industry, both locally, nationally and worldwide.

ValCom  experiences  competition  from  three  market  segments:

1)  Traditional  television,  game  shows  and  reality  television  drama
2)  Movies  for  television  and  theatrical  releases
3)  Other  entertainment/media  companies

OTHER  ACTIVITIES
-----------------
INTERACTIVE  TECHNOLOGY
-----------------------
The Company has experience in the interactive communications and entertainment fields which brings together elements of the "Information Superhighway." It has created and broadcast interactive national and international television programs using state-of-the-art computer technology, proprietary software programs, satellite communications, and advanced telecommunications systems.

The Company's management believes that its experience in developing and delivering interactive television programs, as well as its ownership of proprietary systems and software, enhance its ability to launch new entertainment and information programs based on comparable resources.

1. Sources and Availability of Raw Materials and the Namesof Principal Suppliers
--------------------------------------------------------------------------------
None of the Company's proposed activities rely on raw materials. Rather, they depend on the ability to exploit emerging technologies that are expected to be readily available.

2.  Dependence  on  One  or  a  Few  Major  Customers
-----------------------------------------------------

The Company has three customers who accounted for approximately 99% of total real estate rental revenues for the year and nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, all eight sound and production stages were under non-cancelable operating leases for one year from two major production companies. The Company's subsidiary, Half Day Video, Inc., does not rely on a small group of customers. It may rent production equipment and personnel to any motion picture studio or production company. The Company's television broadcast operations do not rely on a small group of customers; rather, any advertiser who wishes to advertise on Channel 8 in Indio-Palm Springs, California may generate revenues. The Company's former publishing operations did not rely on a small group of customers; rather, any advertiser who wished to advertise in Brentwood Magazine could generate revenues. See Part I, Item 1 ("Acquisition of PTL Productions, Inc.").


EMPLOYEES
---------
As of September 30, 2002, the Company had 25 full-time employees, including two officers and five professional staff.

No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------
                                    PREMISES

The Company's corporate offices are located at 26030 Avenue Hall, Studio #5, Valencia, California. The Company owns six acres and leases three acres of land in Valencia, California. The Company operates eight production sound stages consisting of approximately 425,000 square feet, 270,000 square feet of which are owned and the balance of which are leased. Offices occupy 60,000 square feet.

Patents,  Trademarks,  Copyrights,  Licenses,  Franchises,  Concessions,
------------------------------------------------------------------------
ROYALTY  AGREEMENTS  OR  LABOR  CONTRACTS,  INCLUDING  DURATION
---------------------------------------------------------------

The  Company  has  no  patent  rights.  It  has  the  following  service  marks:

SATELLITE  BINGO:
-----------------
International Class 41 (production and distribution of television game shows) granted Registration Number 1,473,709 on January 19, 1988 to Satellite Bingo, Inc. 20 years.

"HANGIN  WITH  THE  BOYZ":
--------------------------
International Class 25 (Clothing) and 41 (Production and distribution of television game shows) application filed on March 1,2000, Serial NO. 75/932,583,

"WHO  CAN  YOU  TRUST?"
-----------------------
Mark granted March 9,1999 for 20 years International Class 41(production and distribution of television game shows) serial NO.75/485225,

"FUHGETABOWTIT":
----------------
International Class 41 (production and distribution of television game shows) Serial NO. 75/784,763 application filed on August 26, 1999.

GLOBALOT  BINGO:
----------------
International Class 41 (production and distribution of television game shows) applied for on September 24, 1993, by SBI Communications, Inc.

RICO  BINGO:
------------
International Class 41 (production and distribution of television game shows) applied for on September 24, 1993, by SBI Communications, Inc.

C-NOTE:
-------
International Class 41 (production and distribution of television game shows) applied for on September 24, 1993, by SBI Communications, Inc.

The Company obtained an assignment to a copyright for "The Works," copyright registrations for Globalot Bingo and derivatives: Number PAU 855-931 (June 10,
1986);  Number  Pau  847-876 (March 11, 1986); Number PAU 788-031 (September 19,
1985);  Number  PAU  927-410  (November 4, 1986); Number PA 370-721 (February 9,
1988);  Number  PA  516-494  (January  17,  1991);  Number  PA  533-697 (January
17,1991); from Satellite Bingo, Inc. to SBI Communications, Inc., dated September 14, 1993.

The Company applied for registration of copyright of "The Final Round-The Gabriel Ruelas Story" on December 2, 2000. The Company obtained an assignment of copyright of "The Life",Txu 744-678 June 12, 1996. The Company obtained a copyright by assignment of "PCH" Pau 2-040-426 September 12, 1995.

ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------

Diane Russomanno and Knowledge Booster, Inc. v. Valencia Entertainment International, ValCom, Inc., Vince Vellardita, Tom Grimmett, Nalin Rathod, Aburizal Bakrie, Nirwan Bakrie, Linda Layton, Barak Isaacs, and Does 1 through
                                                                         -------
20  (Los  Angeles  Superior  Court  Case  No.  BC257989)
 -------------------------------------------------------

On September 14, 2001, plaintiffs Diane Russomanno and Knowledge Booster, Inc. commenced an action in the Superior Court of the State of California, County of Los Angeles against the foregoing defendants. The complaint arises from an underlying action in which the plaintiffs alleged, among other things, that the show "A.J.'s Time Travelers" violated plaintiffs' rights in a children's television show called "Rickey Rocket". That case went to trial, and plaintiffs obtained judgments against several defendants, including a judgment for $3,000,000 against Rickey Rocket Enterprises ("RREI") and a judgment for $1,200,000 against Time Travelers, Inc. ("TTI"). The complaint asserted two causes of action against the Company, Valencia Entertainment International, LLC and other defendants. The first cause of action alleges that the Company was the "alter ego" of RREI and/or TTI and is therefore liable for the judgments against those entities. Plaintiffs seek payment of the judgments in the amount of $4,200,000 plus interest under this cause of action. Depositions are currently being taken. A motion for summary judgment may be heard in June 2003.

Valencia Entertainment International, LLC became a distributor for A.J. Time Travelers, Inc., but not until four years after the alleged wrongdoing occurred. Therefore, the Company believes that the allegations are without merit and intends to vigorously defend itself. In addition, a related party will indemnify the Company if the Company sustains any loss in this case.

Further, Plaintiffs' second cause of action concerning malicious prosecution alleged alter ego liability. Plaintiffs alleged that Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. filed a cross-complaint in the underlying litigation without any probable cause and for an improper motive or purpose. Plaintiffs similarly alleged that we, and other defendants, are alter egos of Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. and are, therefore, liable for such malicious prosecution. Plaintiffs sought unspecified compensatory and punitive damages under this cause of action. The parties have executed a settlement agreement resolving this second cause of action at no cost to the Company. The court has dismissed the second cause of action with prejudice.

Valcom,  Inc.  v.  Woody  Fraser  Productions,  Inc.  and  Woody  Fraser
------------------------------------------------------------------------

On January 1, 2001, the Company entered into a joint venture agreement with Woody Fraser Productions, Inc. in which, among other things, the Company agreed to pay Woody Fraser Productions, Inc. a production fee in exchange for Woody Fraser Productions, Inc.'s agreement to act as the exclusive television production company for the Company. The Company alleged breach of the exclusive nature of the joint venture agreement, and Woody Fraser Productions, Inc. alleges non-payment under the joint venture agreement. The Company is vigorously defending the claims, and aggressively seeking recovery for its damages. Binding arbitration is scheduled to occur in February, 2003. No discovery has been undertaken in this matter.


Clay Harrison v. SBI Communications, Inc. and Valcom, Inc. (Los Angeles Superior
----------------------------------------------------------
Court  Case  No.  BC  035014)

On December 19, 2002, Clay Harrison filed a complaint, seeking an unspecified amount of damages, for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination of employment as President of Half Day
Video, Inc., a wholly-owned subsidiary of Valcom. The Company disputes liability and is vigorously defending the claims. The matter is not yet at issue and no discovery has yet taken place.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------


The  Company  did  not  hold  an  annual  meeting  of  stockholders during 2002.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS; PREFERRED
--------------------------------------------------------------------------------
STOCK
-----

At September 30, 2002, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C
Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.


MARKET  FOR  COMMON  EQUITY
---------------------------

The Company's common stock is traded on the NASDAQ Over-the-Counter Electronic Bulletin Board under the symbol of VACM. As of September 30, 2002, the Company had 11,011,933 shares of common stock outstanding, with approximately 2,000,000 in the public float and approximately 3,200 shareholders of record. For the fiscal year ended September 30, 2002, the Company reported revenues of $12,211,329 and a net loss of $4,827,818.

The Company's trading symbol on the Frankurt XETRA is "VAM" and its security code is #940589. No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 2,688,000 shares of preferred stock which are convertible into common stock and 72,737 warrants to purchase common stock.

The Company has not agreed to register securities for resale under the Securities Act of 1933, as amended, for anyone.

The following table sets forth in United States dollars the high and low bid and ask quotations for the Company's common stock for each quarter within the last two fiscal years. Such bid and ask quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The source of the following information is the National Association of Securities Dealers, Inc.'s NASDAQ Over-the-Counter Electronic Bulletin Board.

Date                                     Bid                    Ask
----                                    -----                   -----

                                   Low         High        Low        High
                                   ---         ----        ---        ----


2000
----
First  Quarter                    $1.1000     $3.8000    $1.6000   $ 5.000
Second  Quarter                   $0.9380     $3.1250    $1.6500   $3.4380
Third  Quarter                    $1.2550     $35.300    $19.000   $35.313
Fourth  Quarter                   $2.3000     $21.400    $21.563   $25.000

2001
----
First  Quarter                   $ .6875     $1.5600     $ .7500   $1.6250
Second  Quarter                  $2.1000     $6.4200     $3.1000   $7.3000
Third  Quarter                   $ .5100     $ .7000     $1.1000   $3.0000

2002
----

First  Quarter                     $0.24       $1.35       $0.25     $1.99
Second  Quarter                    $0.31       $1.35       $0.33     $1.45
Third  Quarter                     $0.69       $1.26       $0.72     $1.35
Fourth  Quarter                    $0.31       $0.69       $0.39     $0.75

As of September 30, 2002, there were approximately 3,200 stockholders of record of the common stock.



Prices quoted reflect a one share-for-twenty reverse split effective on February 1, 1993, a two share-for-one forward split effective on August 14, 2000 and a one share-for-ten reverse split effective on September 27, 2001.

DIVIDEND  POLICY
----------------

The Company has never paid any dividends. However, the policy is to declare dividends as and when the Company is in a position to do so subject to availability of cash. There can, however, be no assurance that funds for payment of dividends will ever be available, or that even if available, the Company's Board of Directors then serving will resolve to declare them.


MARKET
------

The Company's securities are currently quoted on the Nation Association of Securities Dealers, Inc.'s NASDAQ Over-the-Counter Bulletin Board: VACM and on the Frankfurt XETRA: "VAM".

SECURITY  HOLDERS
-----------------

As of September 30, 2002, the Company had approximately 3,200 common stock holders.

DIVIDENDS
---------

There have been no cash dividends declared or paid since the inception of the Company and no dividends are contemplated to be paid in the foreseeable future.

DESCRIPTION  OF  SECURITIES
---------------------------

                                     GENERAL
                                     -------

The Company is authorized to issue 110,000,000 shares of capital stock, 100,000,000 shares of which are designated as common stock, $0.001 par value per share, and the balance of which are designated as preferred stock, $0.001 par value per share.

As of September 30, 2002, 11,011,933 shares of Common Stock were outstanding and held of record by approximately 3,200 persons. In addition, 2,688,000 shares of preferred stock were outstanding, and held by approximately five persons.

Continental Stock Transfer & Trust Company, 17 Battery Place; New York, New York 10004, acts as transfer agent and registrar for the Company's common and preferred stock.

EQUITY  COMPENSATION  PLAN
--------------------------

The Company has a 2001 Employee Stock Compensation Plan (the "ESCP") to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 15, 2001. A total of 2,600,000 shares of common stock were registered for issuance under the ESCP on three Form S-8 registration statements filed January 16, 2001, March 26, 2001 and October 19, 2001. Pursuant to the ESCP, the Compensation Committee or the Board of Directors may award registered shares of the Company's common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than fair market value on the date of grant. During the fiscal year ended September 30, 2002, the Company issued an aggregate of 585,000 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP for services rendered.

RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

On May 20, 2002, pursuant to the Employment Agreement between the Company and Donald P. Magier, the Company granted Mr. Magier, its Controller who subsequently was appointed as the Treasurer, Secretary and a director, an option to purchase up to 25,000 shares of the Company's common stock at an exercise price of $0.01 per share. The Employment Agreement provides that the Company will grant Mr. Magier an option to purchase an additional 25,000 shares at an exercise price of $0.01 per share on the first and second anniversaries of the Employment Agreement. He must exercise the options within 60 days after each anniversary date. Twenty-five percent of the common stock issuable upon exercise of the options will be freely trading and the remaining 75% of the shares issuable will be restricted pursuant to Rule 144 of the Securities Act of 1933, as amended. This issuance of securities was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

On May 24, 2002, the Company issued to Laurus Master Fund, Ltd. 12% convertible notes in the aggregate principal amount of $2,000,000. The notes are convertible into the Company's common stock at a fixed conversion price of $.95 per share. This issuance of securities was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 29, 2002, the Company issued 250,000 shares of its common stock to the Laurus Master Fund, Ltd. pursuant to that certain Settlement Agreement between the parties, dated on or about May 24, 2002. This issuance of shares was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

In June 2002, the Company issued to High Capital Funding, LLC 1,250,000 shares of Series D Preferred Stock and a warrant to purchase 1,250,000 shares of its common stock at an exercise price of $.80 per share for an aggregate purchase price of $1,000,000. This issuance of securities was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

In June 2002, the Company issued to High Capital Funding, LLC an additional warrant to purchase 50,000 shares of its common stock at an exercise price of $.80 per share for an aggregate purchase price of $40,000. This issuance of securities was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

In June 2002, in connection with the financing by High Capital Funding, LLC, the Company collectively issued to Bathgate Capital Partners, LLC and its principals a placement agent fee including an aggregate of 125,000 "VACM Units", each unit comprised of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.80 per share, for an aggregate purchase price of $100,000. This issuance of securities was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

In June 2002, in connection with the financing by High Capital Funding, LLC, the Company desposited into escrow an aggregate of 2,800,000 shares of its common stock as a deposit in anticipation of (1) the preferred stockholder's conversion of 1,250,000 shares of Series D Preferred Stock, (2) the preferred stockholder's exercise of warrants to purchase 1,300,000 shares of common stock, and (3) the placement agent's exercise of its VACM Units. None of the 2,800,000 shares of common stock will be released from escrow until the preferred stockholder converts its Series D Preferred Stock and/or exercises its warrants and/or the placement agent exercises its VACM Units.

On July 24, 2002, the Company issued 1,000 shares of its common stock to each of two employees at a price of $.63 per share as a bonus for services rendered. These issuances of shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 31, 2002, the Company issued 100,000 shares of its common stock to the Laurus Master Fund, Ltd. at a price of $.56 per share as part of a settlement. This issuance of shares was exempt from registration pursuant to under the Securities Act of 1933, as amended.

On August 7, 2002, the Company issued 5,000 shares of its common stock to an individual at a price of $.58 per share for consulting services. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Company has disclosed additional sales of unregistered securities in Item 2 ("Changes in Securities") in its Form 10-KSB for the fiscal quarter ended June 30, 2002, which it filed with the Securities and Exchange Commission on August 20, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PLAN  OF  OPERATION

As of September 30, 2002, ValCom, Inc. operations were comprised of five divisions: (1) Studio Rental, (2) Studio Equipment and Personnel Rental, (3) Broadcast Television, (4) Film and Television Production and (5) Publishing. In January 2003, the Company divested itself of its publishing division. See Part I, Item 1 ("Acquisition of PTL Productions, Inc. dba Brentwood Magazine").

STUDIO  RENTAL
--------------

The Company's subsidiary, Valencia Entertainment International, LLC, operates eight sound stages in Valencia, California. Valencia Entertainment International, LLC owns six improved acres on which six of the sound stages are located. Valencia Entertainment International, LLC leases the other two sound stages. Valencia Entertainment International, LLC has one-year, written leases with two major production companies, which lease six of the sound stages and sublease two of the sound stages. Rental income from the eight sound stages should remain constant at approximately $2,000,000 annually including cost-of-living increases.

STUDIO  EQUIPMENT  RENTAL
-------------------------

The Company's subsidiary, Half Day Video, Inc., supplies personnel, cameras and other production equipment to various production companies on a short-term basis. As a result of additional equipment purchases and increased activity, from both internal and external sources, we anticipate that Half Day Video, Inc.'s revenues should increase significantly.

TELEVISION AND FILM  PRODUCTION
-------------------------------

In January 2001, the Company entered into a joint venture agreement with Woody Fraser Productions, Inc. to produce various television productions on its behalf. Under the terms of the agreement, we will fund up to $500,000 of annual production development costs. In return, we will retain after costs of production, 75% of the net savings derived from all production, 75% of ownership of foreign and syndication plus executive producer fees. In January 2002, Woody Fraser Productions, Inc., as part of its Joint Venture agreement with the Company, signed contracts with a cable television network to produce the second season of a television series consisting of 13 episodes. Revenue under this contract during 2002 was approximately $2,500,000. The Company was to retain 75% of any possible net savings from the productions and a percentage of foreign sales and merchandising. Half Day Video, Inc. handled a majority of the production rental needs. However, the Company has a dispute with Woody Fraser and Woody Fraser Productions, Inc., which is currently being arbitrated. Thus, it is not clear how much ValCom will recover from the joint venture agreement. See Part I, Item 3 ("Legal Proceedings").

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

CHANNEL  8  IN  PALM  SPRINGS,  CALIFORNIA
------------------------------------------
In connection with its joint venture with Global Communications, Inc., the Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego. See Part I, Item 1 ("Joint Venture Agreement with New Global Communications, Inc. - Valcom Broadcasting, LLC").

We plan to acquire additional television stations and utilize the infrastructure of full-service television and motion picture studios. This would enable Channel 8 to operate at a fraction of the cost compared to other broadcasters in the market.

PUBLISHING
----------

In August, 2002, the Company acquired PTL Productions, Inc. dba Brentwood Magazine, which publishes a Southern California entertainment magazine which has been setting trends in Southern California from Santa Barbara to San Diego for over seven years covering entertainment, business, luxurious lifestyles, travel and fashion. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization, dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. dba Brentwood Magazine and sell PTL Productions, Inc. back to the seller. See Note 16 (Subsequent Events) to the Consolidated Financial Statements.

RESULTS  OF  OPERATIONS

In December 2001, he Company changed its fiscal year end from December 31 to September 30. The year end of September 30 will more closely match the Company's natural business cycle.

FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2001
----

Revenues for the year ended September 30, 2002 increased by $9,798,069 or 406.0% from $2,413,260 for the nine months ended September 30, 2001 to $12,211,329 for the year ended September 30, 2002. The increase in revenues was principally due to revenues associated with the Company's acquisition of Half Day Video, Inc. and its joint venture with Woody Fraser Productions, Inc., both of which occurred in the first fiscal quarter of 2001.

Production costs for the year ended September 30, 2002 increased by $6,783,693 or 691.0% from $981,667 for the nine months ended September 30, 2001 to $7,765,360 for the year ended September 30, 2002. The increase in production costs was principally due to the acquisition of Half Day Video, Inc. and production and development costs incurred by Woody Fraser Productions, Inc., which the Company paid for pursuant to the joint venture agreement.

General and administrative expenses for the year ended September 30, 2002 increased by $2,116,440 or 99.9% from $2,119,348 for the nine months ended September 30, 2001 to $4,235,788 for the year ended September 30, 2002. The increase was due principally to increases in settlement charges in connection with issuances of common stock, insurance expense, personnel costs and rent.

Consulting and professional fees for the year ended September 30, 2002 increased by $379,163 or 97.3% from $389,713 for the nine months ended September 30, 2001 to $768,876 for the year ended September 30, 2002. The increase was due principally to increases in consulting fees and outside services in connection with issuances of common stock.

Reserve for doubtful accounts and other receivables for the year ended September 30, 2002 increased by $1,869,302 or 9,346.5% from $20,000 for the nine months ended September 30, 2001 to $1,889,302 for the year ended September 30, 2002. The increase is due principally to the write-off of an uncollectible note receivable from a former officer and director of the Company and write-offs associated with the production agreement between the Company and Woody Fraser Productions, Inc. See Note 5 (Production Agreement) to the Financial Statements.

Depreciation and amortization expense for the year ended September 30, 2002 increased by $209,587 or 109.2% from $191,925 for the nine months ended September 30, 2001 to $401,512 for the year ended September 30, 2002. The increase in depreciation and amortization expense is a result of additional assets being depreciated.

Goodwill impairment for the year ended September 30, 2002 increased by $424,634 from $0 for the nine months ended September 30, 2001 to $424,634 for the year ended September 30, 2002. The increase in goodwill impairment was due to the goodwill associated with the Brentwood Magazine acquisition being fully impaired.

Selling and promotion costs for the year ended September 30, 2002 decreased by $66,207 or 28.7% from $230,483 for the nine months ended September 30, 2001 to $164,276 for the year ended September 30, 2002. The decrease was due principally to a decrease in travel expenses.

Interest expense for the year ended September 30, 2002 increased by $791,421 or 130.5% from $606,415 for the nine months ended September 30, 2001 to $1,397,836 for the year ended September 30, 2002. The increase was due principally to interest associated with the pay off of the Laurus Master Fund, Ltd. loan.

Due to the factors described above, the Company's net loss increased by $2,701,527 from a loss of $2,126,291 for the nine months ended September 30, 2001 to $4,827,818 for the year ended September 30, 2002.

FISCAL  YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------

In December 2001, he Company changed its fiscal year end from December 31 to September 30. The year end of September 30 will more closely match the Company's natural business cycle.

As of September 30, 2001, the Company had working capital of $537,646. As of the prior year, working capital was $1,074,031. The change was due primarily to the increase in accounts payable and accrued liabilities.

Total  assets  were  $14,580,597  at  September  30,  2001 versus $16,008,529 at
December 31, 2000 and additionally total liabilities were $8,355,823 and $8,987,769, respectively. The changes in total assets and liabilities are substantially accounted for by the above-described changes in current assets and liabilities.

For the nine months ended September 30, 2001, the Company had revenues of $2,413,260, operating expenses of $3,933,136 and net losses of $(2,126,291).
Loss before depreciation and interest was $(1,327,951) for the nine-month period.

Rental revenues increased $93,251 for the nine months compared with the corresponding prior year. This increase was the result of the revenues earned from two additional sound stages and contractual rate increases. Production revenues increased $914,734 for the nine months versus the prior year.

Production costs increased $708,450 for the nine months compared with the prior year. This increase relates to the increase in production activity and expensed development costs.

Selling and promotion costs increased $126,307 for the nine months due to increased efforts to promote the Company and its services/productions.

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

A $34,059 increase in Legal and Accounting was due to the performance of audits and the preparation of agreements and other legal matters related to the merger.

A $207,250 increases in Management Consulting was due to costs incurred in the planning and reorganization of the newly merged companies.

A $53,172 increase in Taxes and Licenses was due to adjustments made for the under adjacent to the Valencia studio property.

A $368,194 increase in Salaries and Fringes was primarily due to management staffing increases.

FUTURE  OUTLOOK
---------------

The sale of PTL Productions, Inc. dba Brentwood Magazine back to the seller is not expected to have a significant impact on the Company's revenues but is expected to reduce overall losses. Through September 30, 2002, PTL Productions, Inc. generated only $59,590 or 0.5% of the Company's total sales, while contributing $589,403 or 12.2% to the Company's net loss.

STATEMENT  REGARDING  COMPUTATION  OF  EARNINGS  PER  SHARE
-----------------------------------------------------------

See Notes To Consolidated Financial Statements in Part F/S for a description of the Company's calculation of earnings per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has a net loss of $4,827,818 and a negative cash flow from operations of $2,005,392 for the year ended September 30, 2002, and a working capital deficiency of $594,990 and an accumulated defici of $8,126,190 at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $343,400 on September 30, 2002, compared to $420,900 at September 30, 2001. During the fiscal year 2002, net cash used by operating activities totaled $2,005,400 compared to cash provided by operating activities of $1,494,400 for the nine months ended September 30, 2001. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent.

Net cash provided by financing activities for fiscal year 2002 totaled $1,917,900 compared to cash used of $625,100 for the nine months ended September 30, 2001. Net cash provided by investing activities during fiscal year 2002 totaled $10,000 compared to cash used of $501,200 during the nine months ended September 30, 2001, for proceeds of notes receivable and decreased expenditures for the purchase of equipment. The above cash flow activities yielded a net cash decrease of $77,500 during fiscal year 2002 compared to a net cash increase of $368,100 during the nine months ended September 30, 2001.

Net working capital (current assets less current liabilities) was a negative $595,000 as of September 30, 2002 and a positive $484,300 as of September 30, 2001. During the twelve months ended September 30, 2002, the Company raised $2,930,000, net of placement fees of approximately $70,000 from private placements of common stock and Series D Preferred Stock. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. Long-term debt as of September 30, 2002 and 2001 was $6,702,600 and $6,636,700 and related primarily to the Company's owned real estate.

Total shareholders' equity decreased to $4,891,000 in fiscal year 2002 from $6,224,800 for the nine months ended September 30, 2001. Stock options and warrants increased to $253,100 in fiscal year 2002 from $10,400 for the nine months ended September 30, 2001. Additional paid in capital increased to $12,787,600 in fiscal year 2002 from $9,512,700 for the nine months ended September 30, 2001.

     INTERNAL  AND  EXTERNAL  SOURCES  OF  LIQUIDITY

During the last fiscal year, the Company financed its operations with cash from its operating activities and through private offerings of its securities to the Laurus Master Fund, Ltd. and High Capital Funding, LLC. These transactions are described below.

On May 24, 2002, the Company repaid the remaining $1,089,616 convertible note due to the Laurus Master Fund, Ltd. In connection with the payoff of the note, the Company expensed $109,000 in unamortized prepaid loan fees, $245,000 of unamortized discounts and $295,000 of interest expense.

In May and June 2002, the Company issued to Laurus Master Fund, Ltd. 12% convertible notes in the aggregate principal amount of $2,000,000. The notes mature on May 24, 2004 and are convertible into the Company's common stock at a fixed conversion price of $.95 per share and are payable monthly over 22 months. The convertible notes are secured by a second deed of trust on our real property. In addition, in connection with the issuance of the convertible notes, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $1.20 per share exercisable until May 24, 2007.

In June 2002, the Company issued to High Capital Funding, LLC 1,250,000 shares of its Series D Preferred Stock and a warrant to purchase 1,250,000 shares of its common stock at an exercise price of $.80 per share in exchange for $1,000,000. The Series D Preferred Stock is convertible into common stock at a ratio of one for one. The Company paid Bathgate Capital Partners, LLC a 7% placement agent fee in cash. In addition, the Company collectively issued to Bathgate Capital Partners, LLC and its principals an aggregate of 125,000 "VACM Units", each Unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock at an exercise price of $.80 per share, for an aggregate purchase price of $100,000.

On July 1, 2002, the Company acquired all of the outstanding shares of common stock of Digital Cut Post, Inc. Digital Cut Post, Inc. is a computer-based, non-linear, post-production editorial facility specializing in independent feature film and broadcast television. This acquisition provides for the sole shareholder of Digital Cut Post, Inc. to receive $1,100,000 and 1,400,000 shares of Series C Preferred Stock over a four-year period. On November 20, 2002, the Company and Digital Cut Post, Inc. mutually agreed upon a rescission of their Agreement and Plan of Reorganization. Pursuant to the rescission agreement, Digital Cut Post, Inc. agreed to repay the Company approximately $281,000 in cash. As of the date of this filing, Digital Cut Post, Inc. owes the Company approximately $95,000 and has agreed to pay this amount by June 26, 2003.

In December 2002, an unaffiliated company offered to purchase up to an 85% equity interest in the Company in exchange for contributing equity financing. The Company and the unaffiliated company signed a non-binding letter of intent. The closing of the transaction is subject to various conditions. There is no assurance that the transaction will ever be consummated, or if it is consummated, that it will be consummated on the terms set forth in the letter of intent.

On January 14, 2003, the Company's subsidiary, Valencia Entertainment International, LLC, entered into an Exclusive Sales Listing Agreement with a commercial real estate broker to sell the real property serving as the Company's headquarters located at 26030 Avenue Hall in Valencia, California. The Exclusive Sales Listing Agreement lists the property at $11,850,000. The Exclusive Sales Listing Agreement requires Valencia Entertainment International, LLC to pay a commission to the broker of four percent of the gross sales price if the broker sells the real property. The Company intends to engage in a sale-leaseback transaction with respect to its real property to generate funds for working capital and payment of debts. However, there is no assurance that the Company's property will be sold for $11,850,000 or on terms otherwise favorable to the Company.

The Company's subsidiary, Valencia Entertainment International, LLC, is actively negotiating to lease several of the Company's vacant production stages to production companies that produce television series and motion pictures. If the production companies sign leases for production stages, the Company will recommend that the production companies rent production equipment and personnel from Half Day Video, Inc., another Company subsidiary. Thus, the Company's synergistic relationship with Half Day Video, Inc. may enable it to possibly enhance its revenue-generation.

The Company anticipates that its proposed sale-leaseback of its studio real estate, stock issuances and projected positive cash flow from operations collectively will generate sufficient funds for the Company's operations for the next 12 months. If the Company's existing cash combined with cash from operating activities is not adequate to finance the Company's operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling additional equity or debt securities or (3) reducing the number of its employees.

     FUTURE  FUNDING  REQUIREMENTS

The Company's capital requirements have been and will continue to be significant. The Company's adequacy of available funds during the next fiscal year and thereafter will depend on many factors, including whether the Company will be able to: (1) lease its vacant production stages, (2) rent its production equipment and personnel profitably, (3) develop additional distribution channels for its programming, and (4) generate sufficient advertising revenues to support its television station operations. Assuming funds are available, during the next fiscal year, the Company expects to spend approximately $500,000 for plant and equipment.

There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The Company's failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUMMARY  FINANCIAL  DATA
--------------------------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------
The audited consolidated balance sheets of the Company as of September 30, 2002 and 2001 and the related consolidated statements of operations, stockholder's equity and cash flows for the years then ended are submitted herewith.

                               CONTENTS OF REPORT



                               CONTENTS OF REPORT

Independent  Auditors'  Reports                                   F-2/F-3
Consolidated  Balance  Sheets                                     F-4/F-5
Consolidated  Statements  of  Operations                          F-6
Consolidated  Statements  of  Stockholders  Equity                F-7/F-8
Consolidated  Statements  of  Cash  Flow                          F-9/F-10
Notes  to  Consolidated  Financial  Statements                    F-11/F-26




                                     19/F-1

                          INDEPENDENT AUDITORS' REPORTS
                          -----------------------------


To  the  Board  of  Directors:
Valcom,  Inc.  and  Subsidiaries


We have audited the accompanying consolidated balance sheet of Valcom, Inc. and subsidiaries (the "Company") as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valcom, Inc. and subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has a net loss of $4,827,818 and a negative cash flow from operations of $2,005,392 for the year ended September 30, 2002, and a working capital deficiency of $594,990 and an accumulated deficit of $8,126,190 at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 17. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty,




WEINBERG  &  COMPANY,  P.A.

Los  Angeles,  California
January  8,  2003

                                       F2

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To  the  Board  of  Directors
ValCom,  Inc.:


We have audited the accompanying consolidated balance sheet of ValCom, Inc. and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2001, and the consolidated results of its operations and its cash flows for the nine months ended September 30, 2001 in conformity with generally accepted accounting principles.


                            /s/JAY J. SHAPIRO, C.P.A.
                            a professional corporation
                            Encino, California
                            December 27, 2001

                                       F3

                          VALCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                               September  30,  September  30,
                                                        2002          2001
                                                      ------         -----
                                     ASSETS
                                     ------
Current  Assets:
Cash                                             $     343,374    $   420,857
Accounts  receivable,  net                              99,864        156,179
Other  receivables                                     281,471              -
Receivable  from  Woody  Fraser  Productions              -           150,000
Prepaid  development  costs                             80,932         40,699
Related  party  receivables,  net                       29,000      1,274,000
Note  receivable,  current                              71,566        161,667
Deferred  compensation                                 404,548              -
                                                   -----------    -----------
Total  Current  Assets                               1,310,755      2,203,402

Property  and  equipment  -  net                    11,849,037     11,959,941
Deferred  financing  costs                             275,220        232,171
Deposits  and  other  assets                            39,413         31,750
Note  receivable,  long-term                            64,892        153,333
                                                  ------------    -----------
Total  Assets                                   $  13,539,317   $  14,580,597
                                                  ============   ============

         See accompanying notes to the consolidated financial statements

                                       F4

                          VALCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current  liabilities:
Accounts  payable                                $   263,539       $     540,983
Accrued  interest                                     38,764              20,384
Accrued  expenses                                    300,850             107,824
Due  to  related  parties,  current portion           51,635                   -
Notes  payable,  current  portion                  1,238,357             284,242
Preferred  stock  payable                             12,600                   -
Production  advances,  net                                 -             765,656
                                                 -----------           ---------
Total  Current  Liabilities                        1,905,745           1,719,089
Due  to  related  parties,  net of current portion    40,000                   -
Notes  payable,  net  of  current portion          6,702,593           6,636,734
                                                 -----------          ----------
Total  Liabilities                              $  8,648,338          $8,355,823
                                                 -----------          ----------

Commitments  and  contingencies

Stockholders'  equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding,  respectively              38               38
Series  C,  5,000,000  shares  authorized;  1,400,000  and
1,500,000  shares  issued  and  outstanding, respectively 1,400            1,500
Series  D,  1,250,000  shares  authorized;1,250,000  and
0  shares  issued  and  outstanding, respectively         1,250                -
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  11,011,933  and  8,909,401
shares  issued  and  outstanding,  respectively          11,012            8,909

Series  C  preferred  stock  to be issued               239,400                -

Additional  Paid-in  capital                         12,787,591        9,512,699

Accumulated  deficit                                (8,126,190)      (3,298,372)

Treasury  stock,  at  cost  (35,000 shares)             (23,522)               -
                                                    -----------      -----------
Total  Stockholders'  Equity                          4,890,979        6,224,774
                                                    -----------      -----------
Total  Liabilities  and  Stockholders'  Equity      $13,539,317      $14,580,597
                                                    ===========      ===========

         See accompanying notes to the consolidated financial statements

                                       F5


                          VALCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                        For the Year Ended       For the Nine
                                        September 30, 2002       Months Ended
                                        ------------------       ------------
                                                               September 30, 2001
                                                             --------------------
Revenue:
Rental                                 $         3,426,405   $          1,422,033
Production                                       8,733,278                952,234
Other                                               51,646                 38,993
                                                    ------                 ------

Total Revenue                                   12,211,329              2,413,260
                                                ----------              ---------

Cost and Expenses:
Production                                       7,765,360               981,667
General and administrative                       4,235,788             2,119,348
Consulting and professional fees                   768,876               389,713
Bad debts                                        1,889,302                20,000
Depreciation and amortization                      401,512               191,925
Goodwill impairment                                424,634                  -
Selling and promotion                              164,276                230,483
                                                   -------                -------

Total Cost and Expenses                         15,649,748             3,933,136
                                       --------------------  --------------------

Operating loss                                  (3,438,419)           (1,519,876)

Other Income (Expense):
Interest expense                                (1,397,836)             (606,415)
Other income                                         8,437                     -
                                                 ---------              ---------

Total Other Income (Expense)                    (1,389,399)             (606,415)
                                       --------------------  --------------------

Net loss                               $        (4,827,818)  $        (2,126,291)
                                       ====================  ====================

Net loss per common share:
Basic and diluted                      $             (0.48)  $             (0.23)
                                       ====================  ====================

Weighted average shares outstanding:
Basic and diluted                               10,152,597             9,135,419
                                       ====================  ====================


         See accompanying notes to the consolidated financial statements


                          VALCOM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          Common               Preferred Series B          Preferred Series
                                     Shares      Amount       Shares       Amount        Shares        Amount
                                   ----------   ---------    ----------------------    -----------   ----------
Balance, December 31, 2000         90,139,843   $ 90,140        43,000   $    43        1,500,000      $ 1,500

Acquisition of Half Day               950,000        950            -          -             -             -

Discount on convertible debt               -          -             -          -             -             -

Shares issued for services          1,600,000      1,600            -                        -             -

Shares issued for debt retirement     869,162        869            -          -             -             -

Shares issued for cash                410,000        410            -          -              -            -

Conversion of preferred shares         25,000         25        (5,000)       (5)             -            -

Correction of shares issued upon
merger                                100,000        100            -          -              -            -

Canceled                           (5,000,000)    (5,000)           -          -              -            -

Reverse split 1:10                (80,184,604)   (80,185)           -          -              -            -

Net loss                                 -           -              -          -              -            -
                                  ------------  ---------       -------  --------        ----------   ---------

Balance September 30, 2001          8,909,401      8,909        38,000        38        1,500,000        1,500

Shares issued for services            440,284        440            -          -              -            -

Shares issued for debt retirement     552,748        553            -          -              -            -

Shares issued to employees as
compensation                          759,500        760            -          -              -            -

Shares issued for payment of
penalties and fees - Laurus Master
Fund, Ltd. loan                       350,000        350            -          -              -            -

Preferred stock issued for cash, net      -          -              -          -              -            -

Warrants issued with preferred stock
payable                                   -          -              -          -              -            -

Issuance of warrants with
convertible notes                         -          -              -          -              -            -

VACM Units issued to placement
agents                                    -          -              -          -              -            -

Issuance of common stock warrants
and options                               -          -              -          -              -            -

Cancellation of Series C Preferred
Stock at par                              -          -               -         -         (100,000)        (100)

Less treasury stock, at cost              -          -               -         -              -            -

Preferred stock to be issued              -          -               -         -              -            -

Net loss                                  -          -               -         -              -            -
                                 -------------  ---------      --------  --------      -----------    ---------

Balance September 30, 2002         11,011,933   $ 11,012        38,000   $    38        1,400,000      $ 1,400
                                 =============  =========      ========  ========      ===========    =========


         See accompanying notes to the consolidated financial statements
                                       F-7



                                              VALCOM, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                Series C
                                                                Preferred Stock      Additional
                                           Preferred Series D   To be issued         Paid-In       Treasury   Accumulated
                                           Shares    Amount   Shares    Amount       Capital       Stock      Deficit
                                         ------------------   -------------------   -------------  ---------  -----------
Balance, December 31, 2000                   -  $     -        -  $      -           $ 8,101,157   $      -   $(1,172,081)

Acquisition of Half Day                      -        -        -         -               140,792          -             -

Discount on convertible debt                          -        -        -         -      375,000          -             -

Shares issued for services                            -        -        -         -      378,400          -             -

Shares issued for debt retirement                     -        -        -         -      227,695          -             -

Shares issued for cash                                -        -        -         -      204,590          -             -

Conversion of preferred shares                        -        -        -         -          (20)         -             -

Correction of shares issued                           -        -        -         -         (100)         -             -
 upon merger

Canceled                                              -        -        -         -        5,000          -             -

Reverse split 1:10                                    -        -        -         -       80,185          -             -

Net loss                                              -        -        -         -            -          -    (2,126,291)

Balance September 30, 2001                            -        -        -         -    9,512,699          -    (3,298,372)

Shares issued for services                            -        -        -         -      430,843          -             -

Shares issued for debt retirement                     -        -        -         -      144,959          -             -

Shares issued to employees for compensation           -        -        -         -      718,846          -             -

Shares issued for payment of                          -        -        -         -      255,650          -             -
  penalties and fees- Laurus
  Master Fund, Ltd. loan

Preferred stock issued for                 1,250,000     1,250         -         -       468,797          -             -
  cash, net

Warrants issued with preferred                       -        -         -         -      441,203          -             -
  stock

Issuance of warrants with                            -        -         -         -       77,300          -             -
  convertible notes

VACM Units issued to                                 -        -         -         -       60,995          -             -
  placement agents

Issuance of common stock                             -        -         -         -      676,199          -             -
  warrants and options

Cancellation of Series C                             -        -         -         -          100          -             -
  Preferred Stock at par

Less treasury stock, at cost                         -        -         -         -            -    (23,522)            -

Preferred stock to be issued in                      -        -   380,000   239,400            -          -             -
acquisition

Net loss                                              -        -        -         -            -          -    (4,827,818)
                                           ------------  -------  -------  --------  -----------   --------   ------------
Balance September 30, 2002                 1,250,000  $ 1,250     380,000  $239,400   $12,787,591   $(23,522) $(8,126,190)
                                          ============  =======   =======  ========  ===========   =========  ============

                                                Total
Balance, December 31, 2000                   $ 7,020,759

Acquisition of Half Day                          141,742

Discount on convertible debt                     375,000

Shares issued for services                       380,000

Shares issued for debt retirement                228,564

Shares issued for cash                           205,000

Conversion of preferred shares                         -

Correction of shares issued                            -
 upon merger

Canceled                                               -

Reverse split 1:10                                     -

Net loss                                      (2,126,291)

Balance September 30, 2001                     6,224,774

Shares issued for services                       431,283

Shares issued for debt retirement                145,512

Shares issued to employees for compensation      719,606

Shares issued for payment of                     256,000
  penalties and fees- Laurus
  Master Fund, Ltd. loan

Preferred stock issued for                       470,047
  cash, net

Warrants issued with preferred                   441,203
  stock

Issuance of warrants with                         77,300
  convertible notes

VACM Units issued to                              60,995
  placement agents

Issuance of common stock                         676,199
  warrants and options

Cancellation of Series C                               -
  Preferred Stock at par

Less treasury stock, at cost                     (23,522)

Preferred stock to be issued in                  239,400
acquisition

Net loss                                      (4,827,818)

Balance September 30, 2002                   $ 4,890,979


         See accompanying notes to the consolidated financial statements

------


                                          VALCOM, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Year     For the Nine
                                                                                      Ended        Months Ended
                                                                                  September 30,    September 30,
                                                                                      2002             2001
                                                                                 ===============  ===============
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $   (4,827,818)  $   (2,126,291)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                       401,512          191,925
    Bad debt expense                                                                  1,889,302                -
    Goodwill impairment                                                                 424,634                -
    Discount on note receivable                                                          16,875                -
    Warrants and options issued for compensation                                        271,651          280,000
    Warrants issued to placement agent                                                   42,245                -
    Stock issued for payment of fees and penalties                                      256,000                -
    Stock issued for compensation                                                       719,606                -
    Stock issued for services                                                           431,283                -
  Changes in operating assets and liabilities:
    Increase in receivables                                                            (295,878)         (61,223)
    Increase in other receivables                                                      (281,471)               -
    Increase in prepaid development costs                                               (40,233)         (80,498)
    Increase in related party receivables                                               (65,000)               -
    (Increase) decrease in deposits and other assets                                     (7,063)           9,819
    (Decrease) increase in accounts payable and accrued expenses                       (175,381)       2,515,014
    (Decrease) increase in production advances                                         (765,656)         765,656
                                                                                 ---------------  ---------------
      Net Cash (Used In) Provided By Operating Activities                            (2,005,392)       1,494,402
                                                                                 ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                 (111,658)        (401,179)
  Proceeds from (payment for) note receivable                                           121,667         (100,000)
                                                                                 --------------   ---------------
      Net Cash Provided By (Used In) Investing Activities                                10,009         (501,179)
                                                                                 ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt                                          2,000,000          131,198
  Payment of loan costs on new debt                                                    (221,999)        (131,670)
  Repayment of notes payable                                                           (757,214)        (381,529)
  Repayment of amounts due to related parties                                            (9,365)        (448,142)
  Purchase of treasury stock                                                            (23,522)               -
  Proceeds from issuance of preferred stock and warrants                                930,000          205,000
                                                                                 --------------   ---------------
      Net Cash Provided By (Used In) Financing Activities                             1,917,900         (625,143)
                                                                                 ---------------  ---------------

NET (DECREASE) INCREASE IN CASH                                                         (77,483)         368,080

CASH AT BEGINNING OF YEAR                                                               420,857           52,777
                                                                                  -------------    --------------

CASH AT END OF YEAR                                                              $      343,374   $      420,857
                                                                                  =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for interest                                                           $    1,371,810   $      299,000
                                                                                  -------------    --------------
Cash paid for income taxes                                                       $          800   $            -
                                                                                 ---------------  ---------------

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
------------------------------------------------------------------------------

During the year ended September 30, 2002, the Company issued 552,748 shares of common stock to convert $145,512 of principal and interest on convertible debentures (See Note 7).

During the year ended September 30, 2002, the Company acquired all of the outstanding shares of common stock of PTL Productions, Inc. (dba Brentwood
Magazine) for the assumption of approximately $109,343 of debt and accounts payable, recorded due to related parties of $101,000 and 400,000 shares of Series C Preferred Stock (See Note 4). In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. back to the seller (See Note 16).

During the year ended September 30, 2002, the Company issued 2,075,000 warrants and 425,000 options to consultants having a fair value of $676,170 of which $404,548 has been classified as deferred compensation and $271,651 has been expensed (See Notes 13 and 14).

During the year ended September 30, 2002, the Company cancelled 100,000 shares of Series C Preferred Stock for no consideration.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE  1  DESCRIPTION  OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
Following is a summary of the significant accounting policies followed in the preparation of these consolidated financial statements, which policies are in accordance with accounting principles generally accepted in the United States of America.

DESCRIPTION OF BUSINESS
-----------------------
ValCom, Inc. and subsidiaries (the "Company"), formerly SBI Communications, Inc., was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. became the surviving corporate entity in a statutory merger with Supermin, Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Through shareholder approval dated March 10, 1998, the name was changed to SBI Communications, Inc.

In October 2000, the Company was issued 7,570,997 shares by SBI for 100% of the shares outstanding in Valencia Entertainment International, LLC ("VEI"), a California limited liability company. This acquisition has been accounted for as a reverse acquisition merger with VEI as the surviving entity. The corporate name was changed to ValCom, Inc. effective March 21, 2001.

The Company is a diversified entertainment company with the following operating activities:

a) Studio rental - the Company leases eight sound and production stages to production companies. Six of the eight sound and production stages are owned by the Company while the remaining two stages are leased from a third party under an operating lease agreement. b) Studio equipment and rental - operating under the name Half Day Video, Inc., the Company supplies and rents personnel, cameras and other production equipment to various production companies on a short-term or long-term basis. c) Film and TV production - the Company has a joint-venture agreement with Woody Fraser Productions, Inc. ("Woody Fraser") pursuant to which the Company and Woody Fraser produce various television productions for the broadcast networks, cable networks or first-run television syndication and may be subsequently licensed to foreign or domestic cable and syndicated television markets. However, the Company is currently in a dispute with Woody Fraser (See
Note 5). d) Magazine publication - Operating under the name Brentwood Magazine, the Company derives advertising revenues from the publishing of a southern California magazine covering entertainment, business, luxurious lifestyles, travel and fashions. The Company also uses the magazine as a source for additional promotion of the Company. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller (See Note 16).

BASIS OF PRESENTATION
-----------------------
This summary of significant accounting policies of the Company is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. During the fiscal year 2001, the Company changed its year-end to September 30 from December 31 to better reflect its operating cycle.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

PRINCIPLES OF CONSOLIDATION
----------------------------
The consolidated financial statements include the accounts of ValCom, Inc. and three wholly-owned subsidiaries, VEI, which was acquired effective February 2001, Half Day Video, Inc., which was acquired effective March 2001 and PTL Productions, Inc., (dba Brentwood Magazine) which was acquired in August 2002 (See Note 4). In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller (See Note 16). Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method.

USE OF ESTIMATES
------------------
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ form those estimates.

CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has three customers who accounted for approximately 99% of total rental revenues for the year and nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, all eight sound and production stages were under non-cancelable operating leases for one year from two major production companies. Woody Fraser accounted for approximately 91% and 22% of total production revenues for the year and nine months ended September 30, 2002 and 2001, respectively. During fiscal year 2002, the Company, in association with Woody Fraser, produced three television pilots or series, two of which have been "picked up" by network companies for the next season. Financial instruments that potentially subject the Company to concentrations of risk consist of trade receivables principally arising from monthly leases from television producers. The Company continuously monitors the credit-worthiness of its customers to minimize its credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes. As of September 30, 2002, accounts receivable is reported net of a $496,190 allowance for bad debts.

DEPRECIATION AND  AMORTIZATION
-------------------------------
For financial and reporting purposes, the Company follows the policy of providing depreciation and amortization on the straight-line method over the estimated useful lives of the assets, which are as follows:



Building                                      39 years
Building Improvements                         39 years
Production Equipment                           5 years
Office Furniture and Equipment                 5 to 7 years
Leasehold Improvements                         5 years
Autos and Trucks                               5 years

DEFERRED LOAN COSTS
-------------------
Deferred loan costs are amortized on the straight-line method over the term of the related loan.

                                 ValCom, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2002 AND 2001


INCOME  TAXES
-------------
Deferred income tax assets or liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

STOCK-BASED  COMPENSATION
-------------------------
The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Expenses related to stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the fair value of the security is measured at the date of grant based on the Black-Scholes pricing model.

PREPAID  DEVELOPMENT  COSTS
---------------------------
Prepaid development costs consist principally of direct production costs and production overhead and are expensed when the Company records the applicable revenues and the films or series are available for telecast or all contractual obligations have been met by the Company. The Company has recorded prepaid development as a current asset due to the short-term nature of the films or series being produced. Production costs incurred on films or series that are not expected to be telecast within one year are classified as long-term prepaid development costs. At September 30, 2002 and 2001, prepaid production costs totaled $80,932 and $40,699, respectively. None of the prepaid production costs have been classified as long-term.

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the fourth quarter of fiscal year ended September 30, 2002, the Company recorded an impairment charge amounting to $424,634 relating to the goodwill recorded for the acquisition of PTL Productions, Inc. (See Note 4).

REVENUE  RECOGNITION
--------------------
Revenues from studio and equipment rentals are recognized ratably over the contract terms. Revenues from the production and licensing of television programming are recognized when the films or series are available for telecast and certain contractual terms of the related production and licensing agreements have been met. Advertising revenues are recognized in the period during which the advertising is published in the Company's magazine, Brentwood Magazine. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller (See Note 16).

EQUITY  INVESTMENT
------------------
The Company accounts for its investments in companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% under the equity method. The Company's 45% investment in a recently acquired television station has been accounted for as an investment under the equity method (See Note 15)

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

TREASURY
--------
Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522. No shares have been reissued as of September 30, 2002.


LOSS  PER  COMMON  SHARE
------------------------
Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

The Company had a 1 for 10 reverse stock split of its shares of common stock in September 2001. The weighted average shares outstanding and loss per share in 2001 have been restated to reflect this change.

RECLASSIFICATIONS
-----------------
Certain amounts from prior periods have been reclassified to conform to the current year presentation.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------
The  Financial  Accounting  Standards  Board  has  recently  issued  several new
Statements of Financial Accounting Standards ("SFAS"). Statement No. 141, "Business Combinations" supersedes Accounting Principles Board ("APB") Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001. Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted. Statement No. 143, "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply the provisions of SFAS 144 for the listing of its property (See Note 17).

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. These provisions of the statement will be effective for acquisitions on or after October 1, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

With the exception of SFAS 144, the adoption of these pronouncements is not expected to have a material effect on the Company's consolidated financial statements.

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

NOTE  2  PROPERTY  AND  EQUIPMENT
---------------------------------
Property  and  equipment  consists  of  the  following  at:


                                       September 30,

                                    2002          2001

Land                            $ 7,392,292   $ 7,392,292
Building                          4,028,785     4,028.785
Building Improvements             1,161,256     1,154,406
Production Equipment                757,207       699,286
Leasehold Improvements               62,677        50,164
Autos and Trucks                     96,787        89,087
Office Furniture and Equipment       99,917        73,243
                                     ------        ------
                                 13,598,921    13,487,263
Less: accumulated depreciation   (1,749,884)   (1,527,322)
                                 -----------    ----------

Net book value                  $11,849,037    $11,959,941
                                -----------    -----------

NOTE  3  NOTE  RECEIVABLE
-------------------------
In September 2001, the Company sold production equipment to an unrelated third party under an asset purchase agreement for $350,000. Under the terms of the agreement, $150,000 was to be paid at signing and the remaining $200,000 was to be paid in 24 monthly installments of $8,333. The $150,000 was paid to the Company, however, none of the $8,333 monthly payments were made. In July 2002, the Company restructured the note to forgive $40,000 of the note and extend the maturity date one year, thereby reducing the monthly payments to $6,667. In connection with the sale, the Company recorded a loss of $25,312, which is included in general and administrative expenses for the fiscal year ended September 30, 2002. Additionally, the Company recorded a $40,000 loss on the restructuring of the note which is also included in general and administrative expenses. The note is non-interest bearing. The Company recorded a discount on the note amounting to $25,312 and the discount is accreted to interest income over the term of the note. In connection with the discount, the Company recorded interest income of $8,437 for the fiscal year ended September 30, 2002. As of September 30, 2002, the balance due on the note is $136,458, of which $71,566 is due within one year. The third party is current with the $6,667 monthly payments on the note. The note is secured by the equipment sold. In January 2003, the Company also entered into an agreement to receive $40,000 of the equipment back from the seller.

NOTE  4  BUSINESS  ACQUISITIONS
-------------------------------
In March 2001, the Company acquired 100% of the common stock of Half Day Video, Inc., a California corporation, for 950,000 shares of ValCom, Inc. common stock. The net book value of Half Day Video, Inc. has been determined to be the fair market value of the common stock issued and therefore no goodwill was recorded.

Effective July 1, 2002, the Company acquired all of the outstanding shares of common stock of Digital Cut Post, Inc. in exchange for the issuance of 1,400,000 shares of Series C Convertible Preferred Stock and $1,100,000 in cash. Digital Cut Post, Inc is a computer based, non-linear, post production editorial facility specializing in independent feature film and broadcast television. Total consideration for this acquisition was approximately $1,600,000 to be paid over four years. However, on November 20, 2002, the Company and Digital Cut Post, Inc. mutually agreed to rescind the stock purchase agreement and therefore the accounts of Digital Cut Post, Inc. are not included in the Company's consolidated financial statements at September 30, 2002. Any agreements that the Company had entered into on behalf of Digital Cut Post, Inc. were cancelled without prejudice. Also, the preferred shares issued to the owners of Digital Cut Post, Inc. by the Company in connection with the acquisition were returned and subsequently cancelled. Cash paid by the Company in the amount of $225,000 to the owners of Digital Cut Post, Inc. will be returned subject to certain adjustments. As of September 30, 2002, Digital Cut Post, Inc. owes the Company approximately $281,000 representing the cash consideration given for the acquisition of Digital Cut Post, Inc., and operating expenses and payroll paid on behalf of Digital Cut Post, Inc.
by the Company. The total amount due from Digital Cut Post, Inc. has been included in other receivables in the accompanying Consolidated Balance Sheet as of September 30, 2002.

Effective August 2, 2002, the Company acquired all of the outstanding shares of common stock of PTL Productions, Inc. (dba Brentwood Magazine) in exchange for the assumption of approximately $109,343 of debt and accounts payable, the payment of $101,000 in cash and an agreement to issue 400,000 shares of Series C Convertible Preferred Stock, convertible 1 for 1 into common shares. The Company also acquired approximately $38,000 of accounts receivable and other assets. The value of the preferred stock to be issued was $252,000 or $.63 per share based on the value of the Company's common stock on the date of the acquisition. As of September 30, 2002, the preferred stock had not been issued, however on December 6, 2002 the Company issued 380,000 shares of Series C Preferred Stock. As such at September 30, 2002, the value of 380,000 shares of Series C Preferred Stock ($239,400) is presented as preferred stock to be issued and the value of the 20,000 shares ($12,600) still to be issued is included in preferred stock payable in the accompanying balance sheet. The cash is to be paid over a period of one year subject to the collections of certain accounts receivable amounts and the accuracy of the accounts payable assumed. As of September 30, 2002, the balance owed to the former owners was $91,635. Brentwood Magazine, a Southern California entertainment publication, has been setting the trends in Southern California from Santa Barbara to San Diego for over seven years, covering entertainment, business, luxurious lifestyles, travel and fashion. The Company anticipated that its acquisition of Brentwood Magazine would help promote and establish the Company as a total entertainment company with several promotional avenues. In connection with the acquisition of Brentwood Magazine, the Company formed a new division, Valcom Publishing. This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of the acquisition. As a result of the Brentwood Magazine acquisition, the Company recorded goodwill in the amount of approximately $424,634. During the fourth quarter of the fiscal year ended September 30, 2002, management has determined that the goodwill associated with this acquisition was fully impaired and has written-off the total goodwill recorded.

In connection with the acquisition of PTL Productions, Inc. (dba Brentwood Magazine), the Company entered into an employment agreement with the former owner of the magazine for a period of three years. Pursuant to the employment agreement, the Company agreed, subject to certain terms and conditions, to pay the former owner a salary of $100,000 per year and a $20,000 bonus in the first year and a $40,000 bonus payment in the following year. At September 30, 2002, the Company accrued approximately $57,700 for the former owner's bonus. The Company has accounted for the amounts paid to the former owner as compensation expense ratably over the term of the employment agreement. Effective December 27, 2002, the Company terminated the former owner and stopped paying his salary and bonuses. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. back to the seller (See Note
16).

NOTE  5  PRODUCTION  AGREEMENT
------------------------------
In January 2001, the Company entered into an agreement with Woody Fraser to produce various television productions on its behalf. Under the terms of the agreement, the Company was to fund $500,000 of annual production development costs in the form of a recoverable draw. The amount was to be paid in 10 equal installments of $50,000 throughout the year. In return, the Company retains, after costs of production, 75% of the net savings derived from all production, 75% of ownership of foreign and syndication plus executive producer fees. The remaining 25% of the net profits from any productions are paid to Woody Fraser. The Company was to retain 75% of any possible net savings from the productions. Half Day Video, Inc., a subsidiary of the Company, provided most of Woody Fraser's production rental needs. After costs of production, the Company was to retain 100% of any savings plus a portion of the executive producer fees. The agreement expires December 31, 2003.

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

In November 2001, due to disputes among the parties and the failure of Woody Fraser Productions, Inc. to perform its respective duties under the production agreement, the Company stopped paying Woody Fraser Productions, Inc. monthly payments of $50,000 for production costs. Both parties claimed an unspecified amount of damages are owed to them and have not distributed any of the profits or allocated any of the production costs in accordance with the production agreement. The production agreement provides that disputes must be resolved by binding arbitration rather than litigation. The dispute is currently being arbitrated. The Company believes that Woody Fraser's claims are without merit and will vigorously defend itself. As of September 30, 2002, no accrual has been recorded with respect to the arbitration.

Through September 30, 2002, Woody Fraser Productions, Inc. owed the Company approximately $400,000 pertaining to amounts advanced to Woody Fraser for production costs and $371,910 for accounts receivable. Woody Fraser Productions, Inc. also owes the Company 75% of the net profits generated from certain television shows it produced as well as executive producer fees of $115,000 for which the Company has not recorded a receivable due to the uncertainty of collection. The Company has reserved $150,000 for production costs during the fourth quarter of fiscal year 2002 and the Company reserved the remaining $250,000 in the prior fiscal year. The Company also reserved $371,910 for accounts receivable associated with Woody Fraser Productions, Inc. in the fourth quarter of fiscal year ended September 30, 2002.

NOTE  6  NOTES  PAYABLE
-----------------------
Notes  payable  consist  of  the  following  at:


                                                                               September 30,
                                                                              2002         2001
                                                                            =========     =====
Promissory note payable to Hawthorne Savings, formerly known as First     $ 5,869,212   $5,927,508
Fidelity, monthly installments of principal and interest of $54,648.
Interest is variable based on a 6-month US T-Bill rate. The note is secured by a Deed of Trust on the Valencia Studio property and matures
January 2010.

Convertible promissory note, net of discount of $336,000 at September               -      586,388
30, 2001. On May 24, 2002, the Company repaid the note. See Note 7 for further description.

Convertible promissory note, net of discount of $64,416 at September 30,    1,845,346            -
2002. See Note 7 for further description.

Promissory note payable to City National Bank, interest at 11.25%,            113,516      150,837
maturing February 28, 2006.  The note is collateralized by production equipment

Other, 8.00% - 11.00% interest, maturing from 2003 to 2006                    112,876      256,243
                                                                          ------------  -----------
Total                                                                       7,940,950    6,920,976
Less current maturities                                                    (1,238,357)    (284,242)
                                                                          ------------  -----------

Long-term notes payable                                                   $ 6,702,593   $6,636,734
                                                                          ============  ===========

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

Future  maturities  on  the  notes  are  as  follows:


2003        $1,238,357
2004           925,035
2005           119,877
2006           129,487
2007           132,635
Thereafter  $5,395,559
            ----------

            $7,940,950
            ==========


NOTE  7  CONVERTIBLE  NOTES  PAYABLE
------------------------------------
On June 6, 2001 and September 7, 2001, the Company borrowed $750,000 and $250,000, respectively, from the Laurus Master Fund, Ltd The borrowings were evidenced by convertible promissory notes due June 7, 2003 and September 7, 2003, respectively. Interest at 8% per annum was payable quarterly. Any or all principal or interest was convertible into common stock of the Company at 80% of the average of the lowest closing stock prices during the preceding 60 trading days. The convertible notes were also issued with detachable warrants to purchase up to 72,737 shares of common stock of the Company at the lesser of $.548 per share or 120% of the average three lowest closing stock prices during the immediately preceding 10 trading days prior to exercise of the warrants. A discount of $375,000 was recognized on the convertible features of this debt and the detachable warrants.

On May 24, 2002, the Company repaid the remaining $1,089,616 convertible note due to the Laurus Master Fund, Ltd. In connection with the payoff of the note, the Company expensed $109,000 in unamortized prepaid loan fees, $245,000 of unamortized discounts and $295,000 of interest expense.

In May and June 2002, the Company issued to the Laurus Master Fund, Ltd. 12 % convertible notes in the aggregate principal amount of $2,000,000. The notes mature on May 24, 2004, are convertible into the Company's common stock at a fixed conversion price of $.95 per share and are payable monthly over 22 months. In addition, in connection with the issuance of the convertible notes, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.20 exercisable until May 24, 2007. The convertible notes are secured by a second mortgage on the Company's properties. The fair value assigned to the warrants amounted to $77,300 and was determined using the Black-Scholes pricing model. Such amount is included in additional paid-in-capital at September 30, 2002. The convertible note is presented in the accompanying consolidated balance sheet at September 30, 2002 net of a discount of $64,416.

During the year ended September 30, 2002, the Company issued 552,748 shares of common stock to the holders of its convertible notes payable for payment of principal and accrued interest. Principal and accrued interest converted during the year ended September 30, 2002 totaled approximately $145,512, which was computed based upon terms stipulated in the applicable convertible notes. In connection with the repayment of the June 6, 2001 and September 7, 2001 convertible notes and the issuance of the May and June 2002 convertible notes, the Company issued 350,000 restricted shares of its common stock to Laurus Master Fund, Ltd. for payment of late fees and penalties. The total amount of the late fees and penalties paid with common stock amounted to approximately $256,000, which was computed based upon the market prices of the common stock on the applicable conversion dates and is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2002.

During the nine months ended September 30, 2001, the Company issued 537,498 shares of common stock to the holders of its convertible notes payable for payment of principal and accrued interest. Principal and accrued interest converted during the nine months ended September 30, 2001 totaled $78,564, which was computed

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

based upon terms stipulated in the applicable convertible notes. The Company also issued 331,664 shares of common stock during the nine months ended September 30, 2001 for satisfaction of debt. The value of debt totaled $150,000, which was computed based on the market price of the common stock on the applicable payment date.

NOTE  8  INCOME  TAXES
----------------------
No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2002. At September 30, 2002, the Company had approximately $7,770,896 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Such carryforwards expire beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets at September 30, 2002 and 2001 consist primarily of the tax effect of net operating loss carryforwards, which amounted to approximately
$1,844,079 and $800,412, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2002 and 2001 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

NOTE  9  RELATED  PARTY  TRANSACTIONS
-------------------------------------
At September 30, 2002, related party receivables, net represents $24,000 due from the President and $5,000 due from a former officer of the Company, and $1,260,000 of principal and accrued interest due from a former officer of the Company that is discussed in the following paragraph and is fully reserved. The amounts due from the President and the former officer are due on demand.

In connection with the reverse merger with SBI (See Note 1), the Company acquired property in Piedmont, Alabama. During fiscal year 2001, the Company sold the property to a then officer of the Company who was also the majority stockholder of SBI prior to the reverse merger. The Company sold the property to the then officer for $1,200,000, net of the mortgage and accrued expenses on the property of $2,700,000. The bank mortgage was also transferred to the then officer. The then officer ceased being an officer of the Company during fiscal year 2002. In connection with the sale, the Company received a promissory note, subordinated to the bank mortgage on the property. The note is due on demand with interest at 5% per annum. The former officer defaulted on the bank mortgage and has been unsuccessful at selling the property. Additionally, there are unpaid taxes and insurance on the property. Since the former officer is in default of the bank mortgage and has been unable to sell the property, the Company believes that the collection of the promissory note is doubtful and has therefore reserved the entire note and accrued interest. Additionally, the Company ceased accruing interest on the note.

At September 30, 2001, related party receivables represented $1,200,000 due from a former officer for the sale of the Alabama property, $24,000 due from the Company's President and $50,000 due from a former stockholder and President of Half Day Video, Inc. During fiscal year 2002, the Company demanded repayment of the $50,000 loan and has reserved this amount.

In connection with the acquisition of PTL Productions, Inc. (dba Brentwood Magazine), as of September 30, 2002, the Company owed approximately $91,635 to its former owners, representing their buyout interests in Brentwood Magazine. Of the $91,635 amount due, $51,635 was to be due August 2, 2003 and the remaining $40,000 was to be due August 2, 2004. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller (See Note 16).

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

NOTE  10  COMMITMENTS
---------------------
In May 2000, the Company leased additional facilities adjacent to its location in Valencia. The lease has a term of five years. Initial monthly base rent is $29,000 with annual increases until 2004 when base rent will be $34,585. Rent expense for the year and nine months ended September 30, 2002 and 2001 were $470,354 and $173,650, respectively.

The Company has employment agreements with certain officers and other key employees, most of which expire in 2005. These agreements provide for compensation aggregating $300,000 per annum.

NOTE  11  SEGMENT  INFORMATION
------------------------------
The  Company  classifies  its  business  interests into three fundamental areas:
Studio Rental, consisting principally of sound and production stage rentals to production companies, Studio Equipment Rental, consisting principally of personnel, camera and other production equipment rentals to various production companies on a short-term or long-term basis, and Film and TV Productions, consisting principally of television productions for the broadcast networks, cable networks or first-run television syndication.


                                                  Studio      Studio Equip    Film & TV
                                                  Rental         Rental       Production      Total
                                               ============   ------------    ----------      -----

For the year ended September 30, 2002
---------------------------------------------
Revenues                                       $ 3,426,405   $   1,314,797   $ 7,470,127   $12,211,329
Operating Income (Loss)                         (3,511,871)        (54,776)      128,228    (3,438,419)
Total Assets                                    13,197,107         212,918       129,292    13,539,317
Depreciation and Amortization                      352,805          48,707             -       401,512

For the nine months ended September 30, 2001
---------------------------------------------
Revenues                                       $ 1,422,033   $      38,993   $   952,234   $ 2,413,260
Operating (Loss) Income                         (1,090,443)        (39,658)     (389,775)   (1,519,876)
Total Assets                                    13,819,527         422,493       338,577    14,580,597
Depreciation and Amortization                      180,386          11,539             -       191,925

The Studio Rental segment above includes the operating activities of the corporate division.

NOTE  12  LITIGATION
--------------------
In September 2001, a complaint was filed in the Los Angeles County Superior Court, Russomano et al. v. VEI et al., BC 257989. The plaintiffs are Diane Russomano and Knowledge Booster, Inc. and the defendants include Valcom, Inc. and Valencia Entertainment International ("Valencia"), the Company's president and others. The complaint revolves around prior litigation in which the plaintiffs alleged, among other things, that the show "A.J.'s Time Travelers" violated plaintiffs' rights in a children's television show called "Rickey Rocket". That case went to trial, and plaintiffs obtained judgments against a number of defendants, including a judgment in the amount of $3 million against Rickey Rocket Enterprises ("RREI") and a judgment in the amount of $1.2 million against Time Travelers, Inc. ("TTI"). The complaint asserted two causes of action against the Company, Valencia and other defendants. The first cause of action alleges the Company was the "alter ego" of RREI and/or TTI and is therefore liable for the judgments against those entities. The second cause of action was for malicious prosecution and that cause has been dismissed with prejudice. Valencia became a distributor for A.J. Time Travelers, Inc. but not until four years after the alleged wrongdoing occurred. Therefore management believes it should not be a party to this action. Depositions are currently being taken. A motion for summary judgment may be heard in June 2003. There are no accruals in the accompanying consolidated financial statements for this matter. The Company believes the allegations are without merit and intends to vigorously defend itself. In addition, a related party will indemnify the Company if the Company sustains any loss in this case.

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

Further, Plaintiffs' second cause of action concerning malicious prosecution alleged alter-ego liability. Plaintiffs alleged that Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. filed a cross complaint in the underlying litigation without any probable cause and for an improper motive or purpose. Plaintiffs similarly alleged that the Company and other defendants are alter egos of that Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. and are, therefore, liable for such malicious prosecution. Plaintiffs sought unspecified compensatory and punitive damages under this cause of action. The parties have executed a settlement agreement resolving the second cause of action at no cost to the Company. The court has dismissed the second cause of action with prejudice.

On November 26, 2001, Valencia Entertainment International, LLC filed a complaint alleging a breach of contract, conversion, intentional misrepresentation and negligent misrepresentation. On March 28, 2002, Tri-Crown Productions, Inc. filed a Cross-Complaint against Valencia Entertainment International, LLC, Valcom, Inc., Valencia Entertainment International, LTD. and Vince Vellardita, seeking $50,000 in specified damages, for breach of written contract, breach of oral contract, quantum meruit, unjust enrichment, conversion and replevin. The dispute involves the ownership of certain equipment and claims of non-payment for services rendered. Each side seeks return of certain equipment and damages for non-payment of the services rendered. The parties executed a settlement agreement on January 15, 2003 resolving this dispute in full, and are now in the process of performing the terms of the settlement agreement.

On March 7, 2002, Quebecor World USA filed a complaint against PTL Productions, Inc. dba Brentwood Magazine, a subsidiary of ValCom, and against Phillip Troy Linger, the former President of PTL Productions, Inc., for open book account, account stated, goods sold and delivered and breach of personal guaranty. The dispute involves alleged non-payment for printing services. The complaint seeks approximately $65,000 in damages. The Company has accrued $14,700, representing the amount owed to Quebecor World USA for printing services. This amount is included in accounts payable on the accompanying consolidated balance sheet as of September 30, 2002. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. and sell PTL Productions, Inc. back to Mr. Linger. Also see Note 16. Since the Company has divested itself of PTL Productions, Inc., the Company does not believe it has any exposure to loss regarding the outcome of this litigation.

On October 30, 2002, Coffin Communications Group, Inc. filed a lawsuit against the Company for breach of a public relations consulting contract. Coffin Communications Group, Inc. seeks monetary damages in the amount of $197,000, plus punitive damages. The Company estimates the potential loss from the lawsuit to be between $5,000 and $70,000 and has accrued $40,000 for the potential loss at September 30, 2002. The Company will vigorously defend itself against these claims.

On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly-owned subsidiary of the Company. The Company disputes liability and is vigorously defending the claims. The matter is not yet at issue and no discovery has yet taken place. There is no accrual relating to this matter in the accompanying consolidated balance sheet at September 30, 2002.

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome, except the cases mentioned above, of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

NOTE  13  STOCKHOLDERS'  EQUITY
-------------------------------
(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
At  September  30,  2002,  the Company had three series of convertible Preferred
Stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. No dividends have been declared by the Board of Directors for any of the Series of convertible Preferred Stock for the fiscal year ended September 30, 2002.

On June 6, 2002, the Company received $930,000, net for the issuance of 1,250,000 shares of Series D Convertible Preferred Stock to an accredited investor. In connection with the transaction, the Company also issued warrants to the preferred stockholder to purchase an aggregate of 1,300,000 shares of the Company's common stock at an exercise price of $.80 per share, expiring on June 18, 2007. The Company allocated the net proceeds received from the sale of the preferred stock to the warrants using the Black-Scholes pricing model. The allocation of the net proceeds to the warrants amounted to $466,908 and is included in additional paid-in capital in the accompanying condensed consolidated balance sheet at September 30, 2002. Also in connection with the sale of the Series D Convertible Preferred Stock, the Company incurred a 7% placement agent fee and also issued the placement agents 125,000 "VACM Units", each unit comprised of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.80 per share. The Company recorded the $70,000 placement agent fee as a reduction of the proceeds received, thereby reducing additional paid-in capital by $70,000 at September 30, 2002. Each VACM Unit is exercisable at $.80 per unit and the unit and the underlying warrant expire June 18, 2007. The Company valued the VACM Unit by apportioning value to the underlying warrant and common stock using the Black-Scholes pricing model, and by measuring the intrinsic value of the common stock. The value of the 125,000 VACM Units amounted to $60,745 and was recorded as an increase in additional paid-in capital at September 30, 2002.

In connection with the Series D Preferred Stock financing, the Company has also issued 2,800,000 shares of its common stock to be held in escrow based upon the terms of the financing agreement. The financing agreement requires the Company to hold in escrow 1,250,000 shares of common stock as a deposit in anticipation of the preferred stockholder's conversion of 1,250,000 shares of Series D Preferred Stock, an additional 1,300,000 shares of common stock as a deposit in anticipation of the preferred stockholder's exercise of warrants to purchase 1,300,000 shares of common stock, and an additional 250,000 shares of common stock as a deposit in anticipation of the placement agents' exercise of its VACM Units. As discussed above, the Series D Preferred Stock can be converted at any time to common stock on a 1 for 1 basis. At September 30, 2002, none of the 2,800,000 common shares have been released from escrow and are not considered outstanding for purposes of computing weighted average shares outstanding.

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

(B)  COMMON  STOCK
------------------
During the fiscal year ended September 30, 2002, the Company issued 440,284 shares of common stock in lieu of compensation for consulting and professional services performed. The value of the consulting and professional services performed totaled approximately $431,283, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the fiscal year ended September 30, 2002, the Company issued 759,500 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $719,606, which was computed based upon the market prices of the common stock on the applicable payment dates. During the nine months ended September 30, 2001, the Company issued 1,600,000 shares of common stock for the payment of consulting and professional services performed. The value of the consulting and professional services performed totaled $380,000, which was computed based on the market prices of the common stock on the applicable payment dates.

See  Note  7  for  common  stock  issued  for  debt  repayment.

(C)  WARRANTS
-------------
During the fiscal year ended September 30, 2002, the Company issued warrants to purchase 2,075,000 shares of the Company's common stock to certain individuals and companies in connection with the issuance of Series D Preferred Stock (see
Note 13(A)) and consulting agreements. The weighted average exercise price for the warrants issued was $0.75, and all of the warrants begin to expire in fiscal year 2007. There were no warrants outstanding prior to fiscal year 2002. Additionally, the Company recorded consulting expense of $271,651 in connection with warrants issued to consultants. These warrants were valued using the Black Scholes pricing model. The Company also recorded $324,724 of deferred compensation in connection with the consulting agreements in the accompanying consolidated balance sheet at September 30, 2002.

NOTE  14  EMPLOYEE  STOCK  COMPENSATION  PLAN  AND  NON-QUALIFIED  STOCK OPTIONS
-------------------------------------------------------------------------------
The Company has a 2001 Employee Stock Compensation Plan (the "ESCP") to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 2001. A total of 2,600,000 shares of common stock were registered for issuance under the ESCP on three Form S-8 registration statements filed January 16, 2001, March 26, 2001 and October 19, 2001. Pursuant to the ESCP, the Compensation Committee or Board of Directors may award registered shares of the Company's common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than the fair market value on the date of grant. During the fiscal year ended September 30, 2002, the Company issued an aggregate of 585,000 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP. The expense recorded during fiscal year 2002 under the ESCP amounted to $532,960, and was based on the closing trading price of the Company's common stock on the date granted.

During the fiscal year ended September 30, 2002, the Company issued options to consultants to purchase 425,000 shares of the Company's common stock. The options were valued using the Black-Scholes pricing model and resulted in $221,692 of consulting expense and $79,824 of deferred compensation expense. The options expire from December 5, 2002 through February 1, 2003. The weighted average exercise price and fair value of the options are $.64 and $.71 per share, respectively.

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

NOTE  15  JOINT  VENTURE
------------------------
In May 2002, the Company entered into a joint venture agreement with New Global Communications, Inc. ("Global") whereby Global would contribute $500,000 to the joint venture in exchange for a 55% interest and the Company would contribute certain fixed assets and manage the operations of the joint venture for a 45% interest. The newly formed joint venture is Valcom Broadcasting, LLC. The net book value of the fixed assets contributed are insignificant and are maintained on the Company's premises. The joint venture operated a newly developed low power television broadcast station K08MX-LP in Indio-Palm Springs, California operating on Channel 8. The Company believes that the investment in the joint venture adds to the Company's infrastructure of becoming a full service television and motion picture company. The amount contributed to the joint venture by Global will be used to purchase the license for the television station from the licensee. The effectiveness of the joint venture agreement was dependent on the approval by the Federal Communications Commission ("FCC"). On September 20, 2002, the FCC approved the transaction. As of September 30, 2002, Global contributed $400,000 to the joint venture. Since the entire amount of $500,000 was not contributed to the joint venture as of September 30, 2002, and, as such the transfer of the license has not been finalized, the Company has not recognized any investment in the joint venture at September 30, 2002. Subsequent to September 30, 2002, Global has not contributed any additional funds to the joint venture.

NOTE  16  SUBSEQUENT  EVENTS
----------------------------

On January 18, 2003, the Company entered into a Memorandum of Understanding with PTL Productions, Inc. (dba Brentwood Magazine) to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller. The unaudited, pro forma information and results, as if the PTL Productions, Inc. (dba Brentwood Magazine) had not occurred as of and for the fiscal year ended September 30, 2002, are:


Total assets               $13,456,314
Total liabilities          $ 8,450,200
Net sales                  $12,151,739
Net loss                   $(4,238,415)

Net loss per common share  $     (0.42)



Also  see  Note  17  for  additional  subsequent  events.

NOTE 17 GOING CONCERN
---------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $4,827,818 and a negative cash flow from operations of $2,005392 for the year ended September 30, 2002, and a working capital deficiency of $594,990 and an accumulated deficit of $8,126,190 at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In December 2002, an unaffiliated company offered to purchase up to an 85% equity interest in the Company in exchange for contributing equity financing. The Company and the unaffiliated company signed a non-binding letter of intent. The closing of the transaction is subject to various conditions. There is no assurance that the transaction will ever be consummated, or if it is consummated, that it will be consummated on the terms set forth in the letter of intent.

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

On January 14, 2003, the Company's subsidiary, Valencia Entertainment International, LLC, entered into an Exclusive Sales Listing Agreement with a commercial real estate broker to sell the real property serving as the Company's headquarters located at 26030 Avenue Hall in Valencia, California. The Exclusive Sales Listing Agreement lists the property at $11,850,000. The Exclusive Sales Listing Agreement requires Valencia Entertainment International, LLC to pay a commission to the broker of four percent of the gross sales price if the broker sells the real property. The Company intends to engage in a sale- leaseback transaction with respect to its real property to generate funds for working capital and payment of debts. However, there is no assurance that the Company's property will be sold for $11,850,000 or on terms otherwise favorable to the Company.

The Company's subsidiary, Valencia Entertainment International, LLC, is actively negotiating to lease several of the Company's vacant production stages to production companies that produce television series and motion pictures. If the production companies sign leases for production stages, the Company will recommend that the production companies rent production equipment and personnel from Half Day Video, Inc., another Company subsidiary. Thus, the Company's synergistic relationship with Half Day Video, Inc. may enable it to possibly enhance its revenue-generation.

If the Company's existing cash combined with cash from operating activities is not adequate to finance the Company's operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling equity or debt securities or
(3)  reducing  the  number  of  its  employees.

The Company's capital requirements have been and will continue to be significant. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Jay J. Shapiro, C.P.A., P.C., the Company's former auditor, resigned effective April 23, 2002. Mr. Shapiro's reports on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were his reports modified as to uncertainty, audit scope or accounting principles. The Company had no disagreements with Mr. Shapiro.

The Board of Directors authorized the engagement of Weinberg & Company, P.A., located at 6100 Glades Road, Suite 314, Boca Raton, Florida 33434, as the new principal auditors for the Company and all its subsidiaries effective as of April 23, 2002. Weinberg & Company, P.A. expects to rely on the Company's management in issuing its reports on the Company's consolidated financial statements.

This Company previously disclosed this information in its Form 8-K filed with the Securities and Exchange Commission on April 24, 2002, its Amendment to Form 8-K filed on May 6, 2002 and its Amendment to Form 8-K filed on May 10, 2002.

                                    PART III
                                    --------

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------
DIRECTORS  AND  EXECUTIVE  OFFICERS
-----------------------------------

The following table sets forth the names and ages of the Company's directors and executive officers, the positions with the Company held by each, and the period during which each such person has held such position.


Name               Age                   Position                    Since
-----------------  ---  -------------------------------------------  -----


Vince Vellardita    45  CEO/President/Chairman of the Board           2000

Stephen A. Weber    54  Director                                      2001

Ronald Foster (1)   61  Treasurer/Secretary/Vice President/Director   1986

David Weiner        43  Director                                      2001

(1) Effective September 30, 2002, Ronald Foster resigned as Treasurer, Secretary, Vice President and Director. Effective November 1, 2002, the Board of Directors appointed Donald P. Magier, the Company's Controller, as Treasurer,
Secretary  and  Director  to  replace  Mr.  Foster.

All directors hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

BIOGRAPHIES  OF  THE  COMPANY'S  EXECUTIVE  OFFICERS  AND  DIRECTORS
--------------------------------------------------------------------

Vince  Vellardita  -  45
Chairman  of  the  Board,  Chief  Executive  Officer  and  President

Vince Vellardita has served as the Company's President, Chief Executive Officer and Chairman of the Board since October 2000. Mr. Vellardita was instrumental in having Valencia Entertainment International, LLC acquire a 180,000 square foot production facility in Valencia, California that houses eight film and production sound stages that have been occupied for the past four years by the hit CBS series JAG and Fox's Power Rangers. Mr. Vellardita began his career in 1977 as a music producer and promoter of live shows and is credited with bringing Duran/Duran and U2 to North America for their first US tours. He also produced a benefit tour for the 1980 Presidential campaign of John Anderson. Mr. Vellardita is a 25-year veteran production executive with a successful track record. While in Nashville, Mr. Vellardita was responsible for the turnaround for a production house for music into a television satellite network, housing multiple sound-stages and edit bays. Mr. Vellardita also increased revenues by bringing national accounts to this network. Mr. Vellardita has been involved in over 10,000 episodes of television and 100 films. After Mr. Vellardita's success in Nashville, he moved to Los Angeles, focusing on film and television, where he developed independent production studios. Mr. Vellardita handled everything from the coordination of sales and contracts negotiations, to the launching of marketing strategies to lure some of the biggest names in the television community. These include Paramount, Warner Brothers, and Disney. Mr. Vellardita does not currently serve as a director of any other reporting company.

Ronald  Foster  -  61
Treasurer,  Secretary,  Vice  President  and  Director

Ronald Foster, during the fiscal year ended September 30, 2002, served as the Company's Treasurer, Secretary, Vice President and director. He resigned as an officer and director effective September 30, 2002. Mr. Foster has been working with the Company since its inception in 1984. He served as the Company's Chief Executive Officer, President and Chairman of the Board from September 1986 to October 2000. He became a Vice President and remained as a member of the Board of Directors after resigning as Chairman in October 2000. In April 2001, he was appointed Treasurer and Secretary. His primary responsibilities included finance, marketing and technical review. In addition to his responsibilities with the Company, Mr. Foster has held a number of other management positions over the years. From 1984 to 1986, he was executive vice president and producer of Pioneer Games of American Satellite Bingo, in Albany, Georgia. Mr. Foster was also the owner and operator of Artist Management & Promotions where he was responsible for coordinating television entertainers, sports figures and other celebrities for department store promotions. Previously, Mr. Foster served as president and director of Ed-Phills, Inc., a Nevada corporation, and executive vice president and member of the Board of Directors of Golden American Network, a California corporation. From 1984 to 1994, he was the president and chief executive officer of ROPA Communications, Inc., which owned and operated WTAU-TV-19 in Albany, Georgia. He created and produced "Stock Outlook 87, 88, and 89," a video presentation of public companies through Financial News Network
(FNN), a national cable network. Mr. Foster also has experience as technical director and associate producer for numerous national live sports broadcasts produced by ABC, CBS and WTBS. Mr. Foster is Director/Producer/Writer of the Company Interactive Broadcast Programs. Mr. Foster does not currently serve as a director of any other reporting company.

David  Weiner  -  43
Director

David Weiner has served as a director of ValCom, Inc. since February 2001. Mr. Weiner received his MBA degree from U.C.L.A. and gained a wide variety of business experiences early in his career working in the investment banking and pension fund management arena. He joined the consulting group of Deloitte and Touche in 1988, where he provided general and corporate finance consulting services to a wide variety of entertainment, telecommunications, and direct response clients including K-tel, International, Inc. Mr. Weiner joined K-tel in 1993, as Vice President of Corporate Development and was appointed President in September of 1996. His responsibilities included directing all United States operations of the company as well as its wholly-owned subsidiaries in the Untied Kingdom, Germany and Finland. Mr. Weiner resigned as President of K-tel in 1998 to form W-Net, Inc., an Internet and software development and consulting firm. Mr. Weiner does not currently serve as a director of any other reporting company.

Stephen  A.  Weber  -  54
Director

Stephen A. Weber has served as a director of ValCom, Inc. since February 2001. Mr. Weber served as the Company's Chief Financial Officer from March 2001 until March 2002. Mr. Weber has over 20 years of background in Finance and Management and is a certified public accountant. Prior to joining ValCom, Mr. Weber was the Co-founder and President of a publicly traded marketing company that had annual revenues of $60 million. Mr. Weber was instrumental in negotiating the sale of the company to a NYSE corporation. Prior to joining ValCom, Mr. Weber, was a practicing CPA for 13 years, where he was the managing partner for a regional audit firm. Currently, in addition to his duties at ValCom, Mr. Weber also consults for a publicly traded Internet company, GenesisIntermedia, Inc., formerly known as GenesisIntermedia.com, Inc., where he sits on the Board of Directors and is Chairman of the Audit Committee.

Donald  P.  Magier  -  36
Treasurer,  Secretary,  Controller  and  Director

Donald P. Magier has served as the Company's Secretary, Treasurer, Controller and Director since November 2002. Mr. Magier commenced working for the Company in April 2002 as its Controller and was subsequently promoted. He received his accounting degree from California Sate University, Northridge and began his accounting career in 1989 as an auditor with Weber Lipshie and Co., CPAs, a small national accounting firm specializing in the garment industry. In 1992, Mr. Magier joined Falcon Cable TV, the fifth largest cable company in the country, as a Regional Controller until he left in 2000. He then joined a publicly traded internet company, GenesisIntermedia, Inc., a Delaware corporation formerly known as GenesisIntermedia.com, Inc., as Controller of both the company and two of its subsidiaries until he joined Valcom, Inc. in 2002.
Mr.  Magier  does  not  hold  a  directorship  in  any  other reporting company.

Section  16(a)  Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers, directors and beneficial owners of more than 10% of any class of equity securities of a public company to file with the Securities and Exchange Commission certain individual periodic reports -- (Form 3) (Initial Statement of Beneficial Ownership of Securities), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities) -- which disclose their beneficial ownership of the company's securities. Securities and Exchange Commission regulations require officers, directors and greater than 10% stockholders to furnish the Company with copies of all such forms they file. David Weiner, a Director of the Company, failed to file a Form 3 within 10 calendar days after he was elected to the Board of Directors effective February 13, 2001. Mr. Weiner does not own any of the Company's common stock. The Company's other directors and executive officers and more than 10% stockholders filed their Section 16(a) reports as required.

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS
                -------------------------------------------------

Each director is elected to serve for a term of one (1) year until the next annual meeting of stockholders or until a successor is duly elected and qualified. There are no family relationships among directors or persons nominated or chosen by the Company to become a director. The present term of office of each director will expire at the next annual meeting of stockholders.

During the fiscal year ended September 30, 2002, the Board of Directors held 20 meetings. No director attended fewer than 75% of the total number of meetings. Outside directors received no cash compensation for their services, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company. No officer of the Company receives any additional compensation for his services as a director, and the Company does not contribute to any retirement, pension, or profit sharing plans covering its directors.

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The sole member of the Audit Committee is Stephen A. Weber. As of September 30, 2002, the members of the Compensation Committee were Vince Vellardita and Ronald Foster. Effective November 1, 2002, Donald P. Magier replaced Ronald Foster on the Compensation Committee.

ITEM  10  EXECUTIVE  COMPENSATION
---------------------------------

The Summary Compensation Table below sets forth all compensation paid to the Company's officers and directors during the fiscal years ended September 30, 2002, 2001 and 2000.


                                           SUMMARY COMPENSATION TABLE
                                                                     Long Term Compensation
                                      Annual Compensation              Awards            Payouts

(a)                          (b)     (c)      (d)      (e)         (f)          (g)        (h)      (i)
Name & Principle Position   Year    Salary   Bonus    Other    Restricted   Securities     LTIP     All
                                     ($)      ($)     Annual      Stock     Underlying   Payouts   Other
                                                     Compen-    Award(s)     Options/      ($)     Comp-
                                                      sation       ($)         SARs                ensa-
                                                       ($)                      (#)                 tion
                                                                                                    ($)
Vince                        2000   120,000       *         *            *            *         *       *
Vellardita,   Chairman,
CEO &
President
                             2001   130,000       *         *            *            *         *       *
                             2002   140,000       *         *            *            *         *       *
Ronald Foster,               2000   120,000       *         *            *            *         *       *
Treasurer, Secretary,
Vice
President,
Director (1)
                             2001   130,000
                             2002   130,000       *         *            *            *         *       *
Wayne                        2000         *       *         *            *            *         *       *
Lepoff,
COO (2)

                             2001   120,000       *         *            *            *         *       *
                             2002         *       *         *            *            *         *       *


*None

(1)     Mr.  Foster  served as the Company's Treasurer, Secretary, Vice President and Director during the fiscal  year  ended  September  30,  2002.  Effective  September  30, 2002, he resigned as an officer and director.  Effective  November  1,  2002,  the  Board  of Directors appointed Donald Magier as Treasurer,
Secretary  and  Director  to  replace Mr. Foster.  Mr. Magier has also served as the Company's Controller since  April  15,  2002.

(2)     Mr.  Lepoff  served  as the Company's Chief Operating Officer from June 2001 until November 2001.

EMPLOYMENT  AGREEMENTS
----------------------
The Company is a party to employment agreements with Vince Vellardita, Ronald Foster and Donald P. Magier.

Vince  Vellardita

The Company entered into an Employment Agreement with Vince Vellardita, the Company's Chairman of the Board, Chief Executive Officer and President, effective October 1, 2000. The term of the Agreement is for five years. The
Board of Directors may terminate Mr. Vellardita's employment at any time. The Agreement shall be automatically renewed for successive one-year terms, unless either party gives written notice of termination three months prior to the end of the term. The Agreement provides for an annual salary of $120,000 for the first year, $150,000 for the second year and $200,000 for the third year, plus a bonus if authorized by the Board of Directors. If the Company is involved in a merger or consolidation in which it does not survive, or if the

Company transfers substantially all of its assets, the surviving entity in the merger or consolidation or the transferee of the Company's assets shall be bound by the Agreement. With the exception of ownership of up to five percent of the equity securities of another publicly traded corporation, the Agreement prohibits Mr. Vellardita from engaging in any activity competitive with or adverse to the Company's business or welfare without the Company's prior written consent.

Ronald  Foster

The Company entered into an Employment Agreement with Ronald Foster, the Company's Treasurer, Secretary, Vice President and Director, effective October 19, 2000. The term of the Agreement is for five years. The Board of Directors may terminate Mr. Foster's employment at any time. The Agreement shall be automatically renewed for successive one-year terms, unless either party gives written notice of termination three months prior to the end of the term. The Agreement provides for an annual salary of $100,000 for the first year, $120,000 for the second year and $140,000 for the third through fifth years, plus a bonus if authorized by the Board of Directors. If the Company is involved in a merger or consolidation in which it does not survive, or if the Company transfers substantially all of its assets, the surviving entity in the merger or consolidation or the transferee of the Company's assets shall be bound by the Agreement. With the exception of ownership of up to five percent of the equity securities of another publicly traded corporation, the Agreement prohibits Mr. Foster from engaging in any activity competitive with or adverse to the Company's business or welfare without the Company's prior written consent.

Donald  P.  Magier

The Company entered into an Employment Agreement with Mr. Magier, the Company's Controller, effective May 20, 2002. The term of the Agreement is for three years. The Board of Directors may terminate Mr. Magier's employment at any time. The Agreement shall be automatically renewed for successive one-year terms, unless either party gives written notice of termination three months prior to the end of the term. The Company pays Mr. Magier an annual salary of $80,000, with a $5,000 increase on each anniversary date if approved by the Board of Directors. The Agreement requires the Company to grant Mr. Magier an annual option to purchase up to 25,000 shares of the Company's common stock at an exercise price of $0.01 per share for each year of the Agreement. He must exercise the option within 60 days after each anniversary date. Twenty-five percent of the common stock issuable upon exercise of the options will be freely trading and the remaining 75% of the shares issuable will be restricted pursuant to Rule 144 of the Securities Act of 1933, as amended. If the Company is involved in a merger or consolidation in which it does not survive, or if the Company transfers substantially all of its assets, the surviving entity in the merger or consolidation or the transferee of the Company's assets shall be bound by the Agreement. With the exception of ownership of up to five percent of the equity securities of another publicly traded corporation, the Agreement prohibits Mr. Magier from engaging in any activity competitive with or adverse to the Company's business or welfare without the Company's prior written consent.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  &  MANAGEMENT
------------------------------------------------------------------------------

The following table sets forth, as of September 30, 2002, the number and percentage of shares of common stock owned of record and beneficially by any "group" (as that term is defined in Item 403 of Regulation S-B), person or firm that owns more than five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).

(a)  Security  Ownership  of  Certain  Beneficial  Owners



      Name  and  Address  of       Amount  of     Nature  of      Percent  of
      Beneficial  Owner            Shares  (1)    Ownership       Class
      -----------------            -----------    ---------       -----


      Vince Vellardita              1,308,249     Record &         11.9%  Common
      26030  Avenue  Hall                         Beneficial
      Valencia,  California  91355

      E-Blaster  International      3,000,000     Record  &        27.2%  Common
      JL.  H.R.  Rasuna  Said  Kav.               Beneficial
      B-1  6th  Floor,
      Jakarta,  12920
      Indonesia  (2)

      Radorm  Technology  Limited     567,824     Record  &         5.2%  Common
      Jakarta,  12920                             Beneficial
      Indonesia  (2)

      Great  Asian  Holdings  Ltd.  2,110,422     Record  &        19.2%  Common
      Jakarta,  12920                             Beneficial
      Indonesia  (2)

(1)  Includes  all  stock  held  either  personally  or  by  affiliates.

(2) These three entities together comprise a "group" as defined in Item 403 of Regulation S-B.



(b)  Security  Ownership  of  Management
----------------------------------------

The following table sets forth, as of September 30, 2002, the number and percentage of the equity securities of the Company, its parent or subsidiaries, owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.


Title of            Name of           Amount of Shares (1)  Nature of Percent of
--------           ---------          --------------------
Class          Beneficial Owner                              Ownership Class
--------       ----------------                              ---------------

Common    Ronald Foster                               0 (2)              00.00%

Common    Vince Vellardita                       1,308,249               11.90%

Common    Stephen A. Weber                       40,050 (2)              00.004%

Common    David Weiner                                   0               00.00%

Common    All officers and directors             1,348,299               12.24%
          as a group (4  people)

(1)     Includes  all  stock  held  either  personally  or  by  affiliates.

(2)     Includes  ownership  of  record  and  beneficial  ownership.

CHANGES  IN  CONTROL
--------------------
To the best knowledge and belief of the Company, there are no arrangements, understandings, or agreements relative to the disposition of the Company's securities, the operation of which would, at a subsequent date, result in a change in control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------
There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company of any of its affiliated subsidiaries.

In connection with the Company's reverse merger with SBI Communications, Inc. in or around February 2001, the Company acquired real property in Piedmont, Alabama (the "Piedmont Property"). In September 2001, the Company sold this property to Ronald Foster, its Treasurer, Secretary, Vice President and Director, who was also the majority stockholder of SBI Communications, Inc. prior to the reverse merger. The Company sold the Piedmont Property to Mr. Foster for $1,200,000, net of the mortgage and accrued expenses of $2,700,000 on the Piedmont Property. The bank mortage on the Piedmont Property was transferred to Mr. Foster. Mr. Foster executed a Promissory Note, dated September 30, 2001, in favor of the Company in the principal amount of $1,200,000 with interest at five percent per year and all principal and accrued interest due by September 30, 2002. The Promissory Note was subordinated to the bank mortgage. Mr. Foster defaulted on the bank mortgage and the Promissory Note and has been unsuccessful at selling the Piedmont Property. In addition, there are unpaid taxes and insurance on the Piedmont Property. Because Mr. Foster is in default on the bank mortgage and has been unable to sell the Piedmont Property, the Company believes that the collection of the Promissory Note is doubtful and has therefore reserved the entire $1,260,000 in principal and accrued interest owing on the Promissory Note as of September 30, 2002. In addition, the Company has stopped accruing interest on the Promissory Note.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

     (a)     EXHIBITS

     The Company will file an amendment to this Report attaching as exhibits or incorporating by reference into this Report the exhibits required by Item 601 of Regulation S-B.

     (b) REPORTS ON FORM 8-K FILED DURING THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002:

1. The Company filed a Current Report on Form 8-K, dated June 27, 2002, with the Securities and Exchange Commission on July 17, 2002 to report the Company's execution of an Agreement and Plan of Reorganization between ValCom, Inc. and Digital Cut Post, Inc. on June 26, 2002. No financial statements were filed with this Form 8-K.

2. The Company filed an Amendment to its Current Report on Form 8-K/A, dated July 18, 2002, with the Securities and Exchange Commission on July 18, 2002, to report additional information regarding the Company's acquisition of Digital Cut Post, Inc. No financial statements were filed with this Form 8-K.

ITEM  14.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this Report, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. This evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer.

     Effective  Disclosure  Controls
     -------------------------------

Based upon that evaluation, the Company's officers concluded that many of the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934. For example, the Company's internal controls, particularly the areas of payroll, control of cash and accounts payable, are effective. In addition, the Audit Committee meets with the principal accounting officer on a regular basis to review and evaluate the Company's financial position. The Audit Committee also reports to the Board of Directors on the accounting and finance functions on a regular basis.

     Weaknesses  in  Disclosure  Controls
     ------------------------------------

The Company's officers also identified several weaknesses in the Company's disclosure controls. Such weaknesses, and the steps the Company plans to take to remedy the weaknesses, are discussed below.

1. The Company's records of stock and equity related transactions were not updated on a timely basis and do not reflect the current ownership of the Company as accurately as they might. Remedy: The Company intends to engage a stock transfer agent to handle issuances and conversions of all series of its preferred stock. In addition, the Company will maintain more accurate records of all equity transactions during the year. The Board of Directors will ensure that it authorizes all stock, warrants and options granted in accordance with applicable agreements and/or compensation plans to avoid the possibility of unauthorized issuances of stock, warrants and options.

2. The Company recorded a significant number of audit adjustments during the fourth quarter, which were required to properly state the account balances at September 30, 2002. Remedy: The Company will implement comprehensive closing procedures, including an analysis of all balance sheet accounts and significant income statement accounts.

3. The minutes of the Board of Directors' and stockholders' meetings were not always complete. Remedy: The Company will implement procedures to be more comprehensive in the preparation of its minutes to include all important matters that affect the Company's operations. The Company will take appropriate steps to ensure that all minutes are properly approved and signed by the applicable parties.

4. The Company drafted several agreements without consulting its legal counsel. Therefore, some of the agreements had terms and provisions that either changed the purpose of the agreement or undermined the purpose or intent of management. Remedy: The Company will consult its legal counsel as to the legality of future agreements and consult its auditors regarding the proper accounting treatment of such agreements in order to preserve the purpose of the agreements and the intent of management.

Changes  in  Internal  Controls
-------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls. The Company intends to make extensive improvements, as outlined above, to its disclosure controls.

                             ADDITIONAL INFORMATION
                             ----------------------

                                  HEADQUARTERS
                                  ------------

VALCOM,  INC.
-------------

26030  Avenue  Hall
Studio  #5
Valencia,  California  91355

                                  SUBSIDIARIES
                                  ------------

VALENCIA  ENTERTAINMENT  INTERNATIONAL,  LLC
--------------------------------------------

26030  Avenue  Hall
Studio  #5
Valencia,  California  91355

HALF  DAY  VIDEO,  INC.
-----------------------

28170  Avenue  Crocker,  Suite  104
Valencia,  California  91355

                             OFFICERS AND DIRECTORS
                             ----------------------

Vince Vellardita: Chairman of the Board, President and Chief Executive Officer Donald P. Magier: Treasurer, Secretary, Controller and Director
Stephen  A.  Weber:  Director
David  Weiner:  Director

                                    AUDITORS
                                    --------

Weinberg  &  Company,  P.A.,  6100  Glades  Road, Suite 314, Boca Raton, Florida
33434.

                                  LEGAL COUNSEL
                                  -------------

Sichenzia, Ross, Friedman and Ference LLP - Mr. Gregory Sichenzia, 135 West 50th Street, New York, New York 10020 until October 28, 2002.

The Company retained Pollet, Richardson & Patel, 10900 Wilshire Boulevard, Suite 500, Los Angeles, California 90024, effective October 28, 2002.

                                 TRANSFER AGENT
                                 --------------

Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004

Exhibits to this Form 10-KSB will be provided, subject to payment of actual copy costs, to stockholders of the Company upon written request addressed to Shari Edwards, ValCom, Inc., at the Company's headquarters listed above.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February  13,  2003                 VALCOM,  INC.,
                                            a  Delaware  corporation


                                            By:     /s/Vince Vellardita
                                               ------------------------
                                                     Vince  Vellardita
                                                     Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature                      Title                         Date
---------                      -----                         ----


By: /s/Vince  Vellardita       Chief Executive Officer,      February  13,  2003
    --------------------
     Vince  Vellardita         President, and Chairman of the Board


By: /s/Donald P. Magier        Treasurer, Controller          February  13, 2003
    ---------------------
     Donald  P.  Magier        (principal  accounting  officer),
                               Secretary  and  Director


By:  /s/Stephen  A. Weber      Director                       February  13, 2003
     --------------------
     Stephen  A.  Weber


By:  /s/  David  Weiner        Director                       February  13, 2003
     ------------------
     David  Weiner

                                                                    EXHIBIT 99.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of ValCom, Inc. a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations.

Dated:  February  13,  2003

                         By:     /s/  Vince  Vellardita
                            ---------------------------
                                  Vince  Vellardita
                                  Chief  Executive  Officer

     In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations.

Dated:  February  13,  2003



                         By:     /s/  Donald  P.  Magier
                            ----------------------------
                                  Donald  P.  Magier
                                  Treasurer,  Controller  and
                                  principal  accounting  officer

                                                                    EXHIBIT 99.2


                           CERTIFICATIONS PURSUANT TO
                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

     (1)     The  Officer  has  reviewed  the  Report.

(2) Based on the Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     (3) Based on the Officer's knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the Company's financial condition and results of operations as of, and for, the periods presented in the Report.

     (4)     The  Officer  and  the  other  certifying  officer:

     (a) Are responsible for establishing and maintaining "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

(b) Have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic Report is being prepared.

          (c) Have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of the Report.

          (d) Have presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     (5) The Officer and the other certifying officer have disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) The Officer and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February  13,  2003



                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer


     In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

     (1)     The  Officer  has  reviewed  the  Report.

(2) Based on the Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     (3) Based on the Officer's knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the Company's financial condition and results of operations as of, and for, the periods presented in the Report.

     (4)     The  Officer  and  the  other  certifying  officer:

     (a) Are responsible for establishing and maintaining "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

(b) Have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic Report is being prepared.

          (c) Have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of the Report.

          (d) Have presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

     (5) The Officer and the other certifying officer have disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) The Officer and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February  13,  2003



                         By:  /s/  Donald  P.  Magier
                                 -----------------------
                              Donald  P.  Magier
                              Treasurer,  Controller  and
                              principal  accounting  officer