Form 10KSB/A
period 2002-09-30
VALCOM  INC
filed 2003-02-19
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

                             DATED FEBRUARY 19, 2003

                        Table  of  Contents
Item      Page
Number    Number    Item  Caption
------    ------    -------------

Part  I
-------

Item  1.   3    Description  of  Business
Item  2.   6    Description  of  Properties
Item  3.   7    Legal  Proceedings
Item  4.   8    Submission  of  Matters  to  a  Vote  of  Security  Holders

Part  II
--------

Item  5.   9    Market  for  Common
                Equity  and  Related  Stockholder  Matters
Item  6.   12   Management's  Discussion  and  Analysis  or  Plan  of  Operation

Item  7.   17   Financial  Statements  and  Summary  Financial  Data
Item  8.   43   Changes  in  and  Disagreements  with  Accountants  on
                Accounting  and  Financial  Disclosure

Part  III
---------

Item  9.   43   Directors,  Executive  Officers,  Promoters and Control Persons;
                Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  47   Executive  Compensation
Item  11.  58   Security  Ownership  of  Certain  Beneficial  Owners  and
                Management  and  Related  Stockholder  Matters
Item  12.  50   Certain  Relationships  and  Related  Transactions
Item  13.  50   Exhibits,  Financial  Statement  Schedules,  and  Reports  on
                Form  8-K
Item  14.  50   Disclosure  Controls  and  Procedures

Signatures 53

Ex.  23    54   Consent of Jay J. Shapiro, C.P.A., P.C.

Ex.  99.1  55   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
                of  2002
Ex.  99.2  56   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
                of  2002

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS
------------------------------------------

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


MARKET  FOR  COMMON  EQUITY
---------------------------

The Company's common stock is traded on the NASD Over-the-Counter Electronic Bulletin Board under the symbol of VACM. As of September 30, 2002, the Company had 11,011,933 shares of common stock outstanding, with approximately 2,000,000 in the public float and approximately 3,200 shareholders of record. For the fiscal year ended September 30, 2002, the Company reported revenues of $12,211,329 and a net loss of $4,827,818.

The Company's trading symbol on the Frankurt XETRA is "VAM" and its security code is #940589. No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 2,688,000 shares of preferred stock which are convertible into common stock and 72,737 warrants to purchase common stock.


The following table sets forth in United States dollars the high and low bid and ask quotations for the Company's common stock for each quarter within the last two fiscal years. Such bid and ask quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The source of the following information is the NASD Over-the-Counter Electronic Bulletin Board.

Date                                     Bid                    Ask
----                                    -----                  -----

                                    Low        High        Low        High
                                    ---        ----        ---        ----


2000
----
First   Quarter                  $ 1.100     $ 3.800     $ 1.600   $ 5.000
Second  Quarter                  $ 0.938     $ 3.125     $ 1.650   $ 3.438
Third   Quarter                  $ 1.255     $35.300     $19.000   $35.313
Fourth  Quarter                  $ 2.300     $21.400     $21.563   $25.000

2001
----
First   Quarter                  $ 0.688     $ 1.560     $ 0.750   $ 1.625
Second  Quarter                  $ 2.100     $ 6.420     $ 3.100   $ 7.300
Third   Quarter                  $ 0.510     $ 0.700     $ 1.100   $ 3.000

2002
----

First   Quarter                  $ 0.240     $ 1.350     $ 0.250   $ 1.990
Second  Quarter                  $ 0.310     $ 1.350     $ 0.330   $ 1.450
Third   Quarter                  $ 0.690     $ 1.260     $ 0.720   $ 1.350
Fourth  Quarter                  $ 0.310     $ 0.690     $ 0.390   $ 0.750


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

                               CONTENTS OF REPORT



                               CONTENTS OF REPORT

Independent  Auditors'  Reports                                   F-1/F-2
Consolidated  Balance  Sheets                                     F-3/F-4
Consolidated  Statements  of  Operations                          F-5
Consolidated  Statements  of  Stockholders  Equity                F-6/F-7
Consolidated  Statements  of  Cash  Flow                          F-8/F-19
Notes  to  Consolidated  Financial  Statements                    F-10/F-25

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

                                       F1

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


                            /s/JAY J. SHAPIRO, C.P.A.
                            a professional corporation
                            Encino, California
                            December 27, 2001

                                       F2

                          VALCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                September  30,  September  30
                                                         2002         2001
                                                        ------       ------
                                     ASSETS
                                     ------
Current  Assets:
Cash                                             $     343,374    $   420,857
Accounts  receivable,  net                              99,864        156,179
Other  receivables                                     281,471              -
Receivable  from  Woody  Fraser  Productions              -           150,000
Prepaid  development  costs                             80,932         40,699
Related  party  receivables,  net                       29,000      1,274,000
Note  receivable,  current                              71,566        161,667
Deferred  compensation                                 404,548              -
                                                   -----------    -----------
Total  Current  Assets                               1,310,755      2,203,402

Property  and  equipment  -  net                    11,849,037     11,959,941
Deferred  financing  costs                             275,220        232,171
Deposits  and  other  assets                            39,413         31,750
Note  receivable,  long-term                            64,892        153,333
                                                  ------------    -----------
Total  Assets                                   $  13,539,317   $  14,580,597
                                                  ============   ============

         See accompanying notes to the consolidated financial statements

                                       F3

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
shares  issued  and  outstanding,  respectively          11,012            8,909

Series C preferred stock to be issued (380,000 shares)  239,400                -

Additional  Paid-in  capital                         12,787,591        9,512,699

Accumulated  deficit                                (8,126,190)      (3,298,372)

Treasury  stock,  at  cost  (35,000 shares)            (23,522)                -
                                                    -----------      -----------
Total  Stockholders'  Equity                          4,890,979        6,224,774
                                                    -----------      -----------
Total  Liabilities  and  Stockholders'  Equity      $13,539,317      $14,580,597
                                                    ===========      ===========

         See accompanying notes to the consolidated financial statements

                                       F4


                          VALCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     For the Nine
                                        For the Year Ended           Months Ended
                                        September 30, 2002     September 30, 2001
                                        ------------------     ------------------
Revenue:
Rental                                 $         3,426,405   $          1,422,033
Production                                       8,733,278                952,234
Other                                               51,646                 38,993
                                                    ------                 ------

Total Revenue                                   12,211,329              2,413,260
                                                ----------              ---------

Cost and Expenses:
Production                                       7,765,360               981,667
General and administrative                       4,235,788             2,119,348
Consulting and professional fees                   768,876               389,713
Bad debts                                        1,889,302                20,000
Depreciation and amortization                      401,512               191,925
Goodwill impairment                                424,634                  -
Selling and promotion                              164,276                230,483
                                                   -------                -------

Total Cost and Expenses                         15,649,748             3,933,136
                                       --------------------  --------------------

Operating loss                                  (3,438,419)           (1,519,876)

Other Income (Expense):
Interest expense                                (1,397,836)             (606,415)
Other income                                         8,437                     -
                                                 ---------              ---------

Total Other Income (Expense)                    (1,389,399)             (606,415)
                                       --------------------  --------------------

Net loss                               $        (4,827,818)  $        (2,126,291)
                                       ====================  ====================

Net loss per common share:
Basic and diluted                      $             (0.48)  $             (0.23)
                                       ====================  ====================

Weighted average shares outstanding:
Basic and diluted                               10,152,597             9,135,419
                                       ====================  ====================


         See accompanying notes to the consolidated financial statements


                          VALCOM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          Common               Preferred Series B          Preferred Series C
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
                                 =============  =========      ========  ========      ===========    =========


         See accompanying notes to the consolidated financial statements
                                       F-6



                                              VALCOM, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                  Series C
                                                                  Preferred Stock        Additional
                                           Preferred Series D     To be issued            Paid-In      Treasury      Accumulated
                                           Shares    Amount     Shares    Amount          Capital       Stock          Deficit
                                         --------- ---------   --------  -----------   -------------    ---------     ------------
Balance, December 31, 2000                   -     $  -          -      $   -        $    8,101,157   $      -  $(1,172,081)

Acquisition of Half Day                      -        -          -          -               140,792          -                -

Discount on convertible debt                 -        -          -          -               375,000          -                -

Shares issued for services                   -        -          -          -               378,400          -                -

Shares issued for debt retirement            -        -          -          -               227,695          -                -

Shares issued for cash                       -        -          -          -               204,590          -                -

Conversion of preferred shares               -        -          -          -                   (20)         -                -

Correction of shares issued                  -        -          -          -                  (100)         -                -
upon merger

Canceled                                     -        -          -          -                 5,000          -                -

Reverse split 1:10                           -        -          -          -                80,185          -                -

Net loss                                     -        -          -          -                      -          -        (2,126,291)

Balance September 30, 2001                   -        -          -          -              9,512,699          -        (3,298,372)

Shares issued for services                   -        -          -          -                430,843          -               -

Shares issued for debt retirement            -        -          -          -                144,959          -               -

Shares issued to employees for compensation  -        -          -          -                718,846          -               -

Shares issued for payment of                 -        -          -          -                255,650          -               -
  penalties and fees- Laurus
  Master Fund, Ltd. loan

Preferred stock issued for             1,250,000     1,250       -          -                468,797          -               -
  cash, net

Warrants issued with preferred               -       -           -         -                 441,203          -               -
  stock

Issuance of warrants with                    -       -           -         -                  77,300          -               -
  convertible notes

VACM Units issued to                         -       -           -         -                  60,995          -               -
  placement agents

Issuance of common stock                     -       -           -         -                 676,199          -               -
  warrants and options

Cancellation of Series C                     -       -           -         -                     100          -               -
  Preferred Stock at par

Less treasury stock, at cost                 -       -           -         -                     -       (23,522)             -

Preferred stock to be issued in              -       -        380,000      239,400               -            -               -
acquisition

Net loss                                     -       -           -          -                    -            -        (4,827,818)
                                     ------------   -------   -------     --------      -----------     ---------     ------------
Balance September 30, 2002             1,250,000    $ 1,250   380,000     $239,400      $12,787,591     $(23,522)     $(8,126,190)
                                     ============   =======   =======     ========      ===========     =========     ============

                                                Total
Balance, December 31, 2000                   $ 7,020,759

Acquisition of Half Day                          141,742

Discount on convertible debt                     375,000

Shares issued for services                       380,000

Shares issued for debt retirement                228,564

Shares issued for cash                           205,000

Conversion of preferred shares                         -

Correction of shares issued                            -
 upon merger

Canceled                                               -

Reverse split 1:10                                     -

Net loss                                      (2,126,291)
                                              -----------

Balance September 30, 2001                     6,224,774

Shares issued for services                       431,283

Shares issued for debt retirement                145,512

Shares issued to employees for compensation      719,606

Shares issued for payment of                     256,000
  penalties and fees- Laurus
  Master Fund, Ltd. loan

Preferred stock issued for                       470,047
  cash, net

Warrants issued with preferred                   441,203
  stock

Issuance of warrants with                         77,300
  convertible notes

VACM Units issued to                              60,995
  placement agents

Issuance of common stock                         676,199
  warrants and options

Cancellation of Series C                               -
  Preferred Stock at par

Less treasury stock, at cost                     (23,522)

Preferred stock to be issued in                  239,400
acquisition

Net loss                                      (4,827,818)
                                             ------------

Balance September 30, 2002                   $ 4,890,979
                                             ============


         See accompanying notes to the consolidated financial statements

------


                                          VALCOM, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Year     For the Nine
                                                                                      Ended        Months Ended
                                                                                  September 30,    September 30,
                                                                                      2002             2001
                                                                                 --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $   (4,827,818)  $   (2,126,291)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                       401,512          191,925
    Bad debt expense                                                                  1,889,302                -
    Goodwill impairment                                                                 424,634                -
    Discount on note receivable                                                          16,875                -
    Warrants and options issued for compensation                                        271,651          280,000
    Warrants issued to placement agent                                                   42,245                -
    Stock issued for payment of fees and penalties                                      256,000                -
    Stock issued for compensation                                                       719,606                -
    Stock issued for services                                                           431,283                -
  Changes in operating assets and liabilities:
    Increase in receivables                                                            (295,878)         (61,223)
    Increase in other receivables                                                      (281,471)               -
    Increase in prepaid development costs                                               (40,233)         (80,498)
    Increase in related party receivables                                               (65,000)               -
    (Increase) decrease in deposits and other assets                                     (7,063)           9,819
    (Decrease) increase in accounts payable and accrued expenses                       (175,381)       2,515,014
    (Decrease) increase in production advances                                         (765,656)         765,656
                                                                                 ---------------  ---------------
      Net Cash (Used In) Provided By Operating Activities                            (2,005,392)       1,494,402
                                                                                 ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                 (111,658)        (401,179)
  Proceeds from (payment for) note receivable                                           121,667         (100,000)
                                                                                 --------------   ---------------
      Net Cash Provided By (Used In) Investing Activities                                10,009         (501,179)
                                                                                 ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt                                          2,000,000          131,198
  Payment of loan costs on new debt                                                    (221,999)        (131,670)
  Repayment of notes payable                                                           (757,214)        (381,529)
  Repayment of amounts due to related parties                                            (9,365)        (448,142)
  Purchase of treasury stock                                                            (23,522)               -
  Proceeds from issuance of preferred stock and warrants                                930,000          205,000
                                                                                 --------------   ---------------
      Net Cash Provided By (Used In) Financing Activities                             1,917,900         (625,143)
                                                                                 ---------------  ---------------

NET (DECREASE) INCREASE IN CASH                                                         (77,483)         368,080

CASH AT BEGINNING OF YEAR                                                               420,857           52,777
                                                                                  -------------    --------------

CASH AT END OF YEAR                                                              $      343,374   $      420,857
                                                                                  =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for interest                                                           $    1,371,810   $      299,000
                                                                                  -------------    --------------
Cash paid for income taxes                                                       $          800   $            -
                                                                                 ---------------  ---------------

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

                          ValCom, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001

NOTE  2  PROPERTY  AND  EQUIPMENT
---------------------------------
Property  and  equipment  consists  of  the  following  at:


                                       September 30,

                                    2002          2001
                                 ---------      ----------
Land                            $ 7,392,292   $ 7,392,292
Building                          4,028,785     4,028.785
Building Improvements             1,161,256     1,154,406
Production Equipment                757,207       699,286
Leasehold Improvements               62,677        50,164
Autos and Trucks                     96,787        89,087
Office Furniture and Equipment       99,917        73,243
                                 -----------    --- ------
                                 13,598,921    13,487,263
Less: accumulated depreciation   (1,749,884)   (1,527,322)
                                 -----------    ----------

Net book value                  $11,849,037    $11,959,941
                                 ===========    ==========

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

NOTE  6  NOTES  PAYABLE
-----------------------
Notes  payable  consist  of  the  following  at:


                                                                               September 30,
                                                                              2002         2001
                                                                            =========     ========
Promissory note payable to Hawthorne Savings, formerly known as First     $ 5,869,212   $5,927,508
Fidelity, monthly installments of principal and interest of $54,648.
Interest is variable based on a 6-month US T-Bill rate. The note is secured by a Deed of Trust on the Valencia Studio property and matures
January 2010.

Convertible promissory note, net of discount of $336,000 at September               -      586,388
30, 2001. On May 24, 2002, the Company repaid the note. See Note 7 for further description.

Convertible promissory note, net of discount of $64,416 at September 30,    1,845,346            -
2002. See Note 7 for further description.

Promissory note payable to City National Bank, interest at 11.25%,            113,516      150,837
maturing February 28, 2006.  The note is collateralized by production equipment

Other, 8.00% - 11.00% interest, maturing from 2003 to 2006                    112,876      256,243
                                                                          ------------  -----------
Total                                                                       7,940,950    6,920,976
Less current maturities                                                    (1,238,357)    (284,242)
                                                                          ------------  -----------

Long-term notes payable                                                   $ 6,702,593   $6,636,734
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


                                                  Studio      Studio Equip    Film & TV
                                                  Rental         Rental       Production      Total
                                               ------------   ------------    ----------      -----

For the year ended September 30, 2002
---------------------------------------------
Revenues                                       $ 3,426,405   $   1,314,797   $ 7,470,127   $12,211,329
Operating Income (Loss)                         (3,511,871)        (54,776)      128,228    (3,438,419)
Total Assets                                    13,197,107         212,918       129,292    13,539,317
Depreciation and Amortization                      352,805          48,707             -       401,512

For the nine months ended September 30, 2001
---------------------------------------------
Revenues                                       $ 1,422,033   $      38,993   $   952,234   $ 2,413,260
Operating (Loss) Income                         (1,090,443)        (39,658)     (389,775)   (1,519,876)
Total Assets                                    13,819,527         422,493       338,577    14,580,597
Depreciation and Amortization                      180,386          11,539             -       191,925

The Studio Rental segment above includes the operating activities of the corporate division.

NOTE  12  LITIGATION
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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------
REPORTS  ON  FORM  8-K FILED DURING THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002:

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


Dated:  February  19,  2003                 VALCOM,  INC.,
                                            a  Delaware  corporation


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

Signature                      Title                         Date
---------                      -----                         ----


By: /s/Vince  Vellardita       Chief Executive Officer,      February  19,  2003
    --------------------
     Vince  Vellardita         President, and Chairman of the Board


By: /s/Donald P. Magier        Treasurer, Controller          February  19, 2003
    ---------------------
     Donald  P.  Magier        (principal  accounting  officer),
                               Secretary  and  Director


By:  /s/Stephen  A. Weber      Director                       February  19, 2003
     --------------------
     Stephen  A.  Weber


By:  /s/  David  Weiner        Director                       February  19, 2003
     ------------------
     David  Weiner

                                                                     EXHIBIT  23

                                AUDITORS' CONSENT



Dated:  February  19,  2003

I, Jay Shapiro, CPA consent to the inclusion of my independent auditors' report, dated December 27, 2001 on the consolidated financial statements of ValCom, Inc. as of and for the nine month Period ended September 30, 2001 in Form 10-KSB for fiscal year ended September 30, 2002.

                         By:     /s/Jay J. Shapiro
                                 -----------------
                                 Jay J. Shapiro
                                 C.P.A.
                                 A professional corporation

                                                                    EXHIBIT 99.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of ValCom, Inc. a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations.

Dated:  February  19,  2003

                         By:     /s/  Vince  Vellardita
                            ---------------------------
                                  Vince  Vellardita
                                  Chief  Executive  Officer

     In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations.

Dated:  February  19,  2003



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


Dated:  February  19,  2003



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


Dated:  February  19,  2003



                         By:  /s/  Donald  P.  Magier
                                 -----------------------
                              Donald  P.  Magier
                              Treasurer,  Controller  and
                              principal  accounting  officer