Form 10QSB
period 2002-12-31
VALCOM  INC
filed 2003-02-20
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2002

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


            26030 Avenue Hall - Studio #5, Valencia, California 91355
            ---------------------------------------------------------
               (Address of Principal executive offices) (Zip code)

     (661)  257-8000
     ---------------
                            Issuer's telephone number

            Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $0.001 PAR VALUE
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of December 31, 2002 the issuer had 11,395,833 shares of its $0.001 par value common stock outstanding.

                                  VALCOM, INC.

                                   FORM 10-QSB
                                      INDEX
                                                                     Page
PART  I.    FINANCIAL  INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements
           Condensed  Consolidated  Balance  Sheets  as  of
             December  31,  2002  (unaudited)  and  September 30,
             2002                                                      3

           Condensed  Consolidated  Statements  of  Operations
             for  the  three  months  ended  December  31,  2002
             and  2001  (unaudited)                                    5

           Condensed  Consolidated  Statement  of  Changes
             of  Shareholders'  Equity  for  the  three  months
             ended  December  31,  2002  (unaudited)                   6

           Condensed  Consolidated  Statements  of  Cash  Flows
             for the three months ended December 31, 2002 and
             2001  (unaudited)                                         8

           Notes  to  Condensed  Consolidated  Financial  Statements
          (unaudited)                                                  9

Item  2.    Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                  15

Item 3.     Disclosure Controls and Procedures                        18

Part  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                        19

Item  2.    Changes  in  Securities                                   20

Item  3.    Defaults  Upon  Senior  Securities                        20

Item  4.    Submission of Matters to a Vote of Security Holders       20

Item  5.    Other  Information                                        20

Item  6.    Exhibits  and  Reports  on  Form  8-K                     21

SIGNATURES                                                            22

Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               December  31  September  30,
                                                       2002          2002
                                                      ------        -----
                                   ASSETS        (Unaudited)
                                  -------
Current  Assets:
Cash                                             $   53,677     $   343,374
Accounts  receivable,  net                          127,499          99,864
Other  receivables                                  206,879         281,471
Prepaid  development  costs                         110,760          80,932
Related  party  receivables,  net                     5,000          29,000
Note  receivable,  current                           71,566          71,566
Deferred  compensation                              442,587         404,548
                                                 -----------    -----------
Total  Current  Assets                            1,017,968       1,310,755

Property  and  equipment  -  net                 11,791,837      11,849,037
Deferred  financing  costs                          244,680         275,220
Deposits  and  other  assets                         40,288          39,413
Note  receivable,  long-term                         38,224          64,892
                                                ------------    -----------
Total  Assets                                 $  13,132,997   $  13,539,317
                                               ============     ============

    See accompanying notes to the condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current  Liabilities:
Accounts  payable                                $   309,027            263,539
Accrued  interest                                    105,401             38,764
Accrued  expenses                                    283,743            300,850
Due  to  related  parties,  current portion          111,385             51,635
Notes  payable,  current  portion                  1,266,117          1,238,357
Preferred  stock  payable                             12,600             12,600
                                                 -----------          ---------
Total  Current  Liabilities                        2,088,273          1,905,745
Due  to  related  parties,  net of current portion    40,000             40,000
Notes  payable,  net  of  current portion          6,663,190          6,702,593
                                                 -----------         ----------
Total  Liabilities                              $  8,791,463      $   8,648,338
                                                 -----------         ----------

Commitments  and  contingencies

Stockholders'  Equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding,  respectively              38              38
Series  C,  5,000,000  shares  authorized;  1,780,000  and
1,400,000  shares  issued  and  outstanding, respectively 1,780           1,400
Series  D,  1,250,000  shares  authorized;1,250,000
shares  issued  and  outstanding,  respectively           1,250           1,250
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  11,395,833  and  11,011,933
shares  issued  and  outstanding,  respectively          11,396          11,012

Series  C  preferred  stock  to be issued (380,000 Shs)       0         239,400

Additional  paid-in  capital                         13,253,508      12,787,591

Accumulated  deficit                                 (8,902,916)     (8,126,190)

Treasury  stock,  at  cost (35,000 shares)              (23,522)        (23,522)
                                                    -----------     -----------
Total  Stockholders'  Equity                          4,341,534       4,890,979
                                                    -----------     -----------
Total  Liabilities  and  Stockholders'  Equity      $13,132,997     $13,539,317
                                                    ===========     ===========

    See accompanying notes to the condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                         Three months ended

                                         December  31,
                                         2002        2001
                                         ----        ----
Revenue
  Rental                          $   563,655   $   886,472
  Production                          122,892     2,819,239
  Other                                78,382             0
                                   ----------    ----------
      Total  Revenue                  764,929     3,705,711
                                   ----------    ----------
Cost  and  Expenses:
  Production                          191,023     2,540,890
  Selling  and  promotion              12,417        18,085
  Depreciation  and  amortization      87,740        52,412
  General  and  administrative      1,083,637       875,570
                                    ----------   ----------
      Total  Costs  and  Expenses   1,374,817     3,486,957
                                   ----------    ----------
Operating  (loss)  Income            (609,888)      218,754

Other  Income  (Expense):
    Interest  expense                (174,838)    (169,537)
    Other  income                       8,000             -
                                   ----------    ----------
      Total  Other  Income  (Expense)(166,838)    (169,537)
                                   ----------    ----------
Net  (loss)  income               $  (776,726)   $   49,217
                                    ==========   ==========

Net  (loss)  income  per  common  share
      Basic  and  diluted          $    (0.07)   $     0.01
                                    ==========   ==========
Weighted  Average  Shares
Outstanding:
      Basic  and  diluted          11,165,249     9,135,419
                                   ==========   ===========

    See accompanying notes to the condensed consolidated financial statements



                                    VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                                                   Common     Preferred Series B   Preferred Series C
                                                   ------     ----------------     ------------------

                                              Shares    Amount   Shares  Amount     Shares    Amount
                                              ------    ------   ------  ------     ------    ------
Balance, September 30, 2002. . . . . . . .  11,011,933  $11,012  38,000  $    38   1,400,000  $ 1,400

Shares issued for services . . . . . . . .     275,000      275       -        -           -        -

Shares issued for debt retirement. . . . .      26,400       26       -        -           -        -

Shares issued to employees as compensation      82,500       83       -        -          -        -

Preferred stock issued in acquisition. . .           -        -       -        -     380,000      380

Issuance of common stock options . . . . .           -        -       -        -           -        -

Net loss . . . . . . . . . . . . . . . . .           -        -       -        -           -        -
                                            ----------   ------  ------   ------   ---------   ------
Balance December 31, 2002. . . . . . . . .  11,395,833  $11,396  38,000  $    38   1,780,000  $ 1,780
                                            ==========   ======  ======   ======   =========   ======

    See accompanying notes to the condensed consolidated financial statements



                                                VALCOM, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                           (UNAUDITED)


                                                                       Series C
                                                Preferred Series D   Preferred Stock    Additional
                                                                      to be Issued        Paid-In     Treasury   Accumulated
                                               Shares      Amount    Shares    Amount     Capital      Stock      Deficit
                                               ------      ------    ------    ------   -----------   --------   -----------
Balance, September 30, 2002 . . . . . . . .  1,250,000   $   1,250   380,000  $239,400  $12,787,591  $(23,522)  $(8,126,190)

Shares issued for services. . . . . . . . .          -           -         -         -       56,225         -             -

Shares issued for debt retirement . . . . .          -           -         -         -        3,844         -             -

Shares issued to employees for compensation          -           -         -         -       23,992         -             -

Preferred stock issued in acquisition . . .   (380,000)   (239,400)  239,020         -            -         -             -

Issuance of common stock options. . . . . .          -           -         -         -      142,836         -             -

Net loss. . . . . . . . . . . . . . . . . .          -           -         -         -            -         -      (776,726)
                                             ---------   ---------  --------   -------   ----------   -------    -----------
Balance December 31, 2002 . . . . . . . . .  1,250,000   $   1,250         0  $      0  $13,253,508  $(23,522)  $(8,902,916)
                                             =========    ========  ========   =======   ==========   =======    ===========

                                                Total
Balance, September 30, 2002 . . . . . . . .  $4,890,979

Shares issued for services. . . . . . . . .      56,500

Shares issued for debt retirement . . . . .       3,870

Shares issued to employees for compensation      24,075

Preferred stock issued in acquisition

Issuance of common stock options. . . . . .     142,836

Net loss. . . . . . . . . . . . . . . . . .    (776,726)
                                              ----------
Balance December 31, 2002 . . . . . . . . .  $4,341,534
                                              ==========

    See accompanying notes to the condensed consolidated financial statements
                                       -7-

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three  Months  ended
                                                             December  31,

                                                      2002                2001
                                                     -----               -----
Operating  Activities:
Net  (loss)  income                             $  (776,726)      $     49,217
Adjustments  to  reconcile  net  (loss)  income
to  net  cash  used  in  operating  activities:
    Depreciation  and  amortization                  87,740             52,412
    Bad debt expense                                 24,000                  0
    Gain on sale of fixed assets                     (8,000)                 0
    Stock  issued  for  services                     56,500             56,088
    Stock  issued  for  compensation                 24,075                  0
Options  issued  for  compensation                  142,836                  0
    Other                                                 0             153,177
Changes  in  assets  and  liabilities:
    Receivables                                   (  27,635)          (  55,843)
    Prepaid  expenses                             (  29,828)                 0
    Other  assets                                    74,592                  0
    Deferred  Compensation                          (38,039)                 0
    Accounts  payable  and  accrued  expenses        95,018             64,012
    Production  deposits                                  0           (755,512)
    Deposits                                         (  875)             1,459
                                                  ----------        -----------
Net  Cash  used  by  Operating Activities        (  376,342)          (434,990)
                                                  ----------        -----------
Investing  Activities:
    Acquisition  of  fixed  assets                        0           ( 14,356)
    Notes  receivable  payments                      26,668            115,000
    Proceeds from sale of fixed assets                8,000                  0
                                                -----------         -----------
Net  Cash  Provided  by  Investing  Activities       34,668            100,644
                                                -----------         -----------
Financing  Activities:
    Principal  borrowings  on  notes                185,000                  0
    Principal repayments on notes                  (192,773)                 0
    Loans  payable                                        0           (  26,671)
    Due  to  related  party                          59,750                  0
                                                -----------         -----------
Net Cash provided (used) by Financing Activities     51,977           ( 26,671)
                                                -----------         -----------
Net  decrease  in  Cash                            (289,697)          (361,017)
Cash  at  beginning  of  year                       343,374            420,857
                                                -----------         -----------
Cash  at  end  of  period                       $    53,677        $    59,840
                                                ===========         ===========
Supplemental  disclosure  of  cash  flow  information:
    Interest  paid                              $   108,201        $   169,537
                                                ===========         ===========
    Income  taxes  paid                         $         0        $         0
                                                ===========         ===========
Supplemental  disclosure  of  non  cash  investing
and  financing  activity:
    26,400 Shares of common stock               $     3,870        $         0
    issued  for  retirement  of  debt           ===========        ============

    See accompanying notes to the condensed consolidated financial statements

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

DESCRIPTION  OF  BUSINESS
-------------------------
ValCom, Inc. and subsidiaries (the "Company"), formerly SBI Communications, Inc., was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products, Inc. Its name was subsequently changed to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. became the surviving corporate entity in a statutory merger with Supermin, Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Through shareholder approval dated March 10, 1998, the name was changed to SBI Communications, Inc.

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

d) Magazine publication - Operating under the name Brentwood Magazine, the Company derives advertising revenues from the publishing of a southern California magazine covering entertainment, business, luxurious lifestyles, travel and fashions. The Company also uses the magazine as a source for additional promotion of the Company. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller (See Note 8).

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

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
The consolidated financial statements include the accounts of ValCom, Inc. and three wholly-owned subsidiaries, VEI, which was acquired effective February 2001, Half Day Video, Inc., which was acquired effective March 2001 and PTL Productions, Inc., (dba Brentwood Magazine) which was acquired in August 2002 (See Note 4). In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller (See Note 8).

Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has three customers who accounted for approximately 99% of total rental revenues for the three months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, five sound and production stages were under non-cancelable operating leases for one year from a major production company.

Financial instruments that potentially subject the Company to concentrations of risk consist of trade receivables principally arising from monthly leases from television producers. The Company continuously monitors the credit-worthiness of its customers to minimize its credit risk.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------
The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes. As of December 31, 2002, accounts receivable is reported net of a $496,190 allowance for bad debts.

INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
-------------------------------------------------------

The condensed consolidated financials statements as of December 31, 2002 and for the three months ended December 31, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of September 30, 2002 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

GOING  CONCERN
--------------

The Company's condensed consolidated financial statements as of December 31, 2002 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net loss of $776,726 and a negative cash flow from operations of $376,342 for the three months ended December 31, 2002, and a working capital deficiency of $1,070,305 and an accumulated deficit of $8,902,916 at December 31, 2002, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On January 14, 2003, the Company's subsidiary, Valencia Entertainment International, LLC, entered into an Exclusive Sales Listing Agreement with a commercial real estate broker to sell the real property serving as the Company's headquarters located at 26030 Avenue Hall in Valencia, California. The Exclusive Sales Listing Agreement lists the property at $11,850,000. The Exclusive Sales Listing Agreement requires Valencia Entertainment International, LLC to pay a commission to the broker of four percent of the gross sales price if the broker sells the real property. The Company intends to engage in a sale-leaseback transaction with respect to its real property to generate funds for working capital and payment of debts. However, there is no assurance that the Company's property will be sold or that it will be sold for $11,850,000 or on terms otherwise favorable to the Company.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

RECLASSIFICATION
----------------

Certain prior period amounts have been reclassified to conform to the current Period's presentation.


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net income (loss) per share was calculated using weighted average shares outstanding of 11,165,249 for the three months ended December 31, 2002 and 9,135,419 for the three months ended December 31, 2001, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive or their conversion price was greater than the average market price of the Company's common stock.

NOTE  3  NOTE  RECEIVABLE  -  RELATED  PARTY
--------------------------------------------

At December 31, 2002, related party receivables, net represents $5,000 due from a former officer of the Company. The amount due is due on demand.


NOTE  4  SEGMENT  INFORMATION
-----------------------------
                                                      Studio      Studio Equip    Film & TV
                                                      Rental         Rental       Production      Total
                                                   ------------  --------------  ------------  ------------
As of and for the three months ended December 31,

2002
----
Revenues. . . . . . . . . . . . . . . . . . . . .  $   634,843   $       7,194   $   122,892   $   764,929
Operating loss. . . . . . . . . . . . . . . . . .     (509,374)        (32,383)      (68,131)     (609,888)
Total Assets. . . . . . . . . . . . . . . . . . .   12,814,730         281,837        36,430    13,132,997
Depreciation and Amortization . . . . . . . . . .       75,540          12,200             0        87,740

2001
----
Revenues. . . . . . . . . . . . . . . . . . . . .  $   643,512   $     242,960   $ 2,819,239   $ 3,705,711
Operating (Loss) Income . . . . . . . . . . . . .     (207,033)        147,438       278,349       218,754
Total Assets. . . . . . . . . . . . . . . . . . .   13,398,848         576,766       123,770    14,090,384
Depreciation and Amortization . . . . . . . . . .       40,873          11,539             0        52,412


                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE  5  LITIGATION
-------------------

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

On March 7, 2002, Quebecor World USA filed a complaint against PTL Productions, Inc. dba Brentwood Magazine, a subsidiary of ValCom, and against Phillip Troy Linger, the former President of PTL Productions, Inc., for open book account, account stated, goods sold and delivered and breach of personal guaranty. The dispute involves alleged non-payment for printing services. The complaint seeks approximately $65,000 in damages. The Company has accrued $14,700, representing the amount owed to Quebecor World USA for printing services. This amount is included in accounts payable on the accompanying consolidated balance sheet as of September 30, 2002. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. and sell PTL Productions, Inc. back to Mr. Linger. Also see Note 8. Since the Company has divested itself of PTL Productions, Inc., the Company does not believe it has any exposure to loss regarding the outcome of this litigation.

On October 30, 2002, Coffin Communications Group, Inc. filed a lawsuit against the Company for breach of a public relations consulting contract. Coffin Communications Group, Inc. seeks monetary damages in the amount of $197,000, plus punitive damages. The Company estimates the potential loss from the lawsuit to be between $5,000 and $70,000 and has accrued $40,000 for the potential loss at December 31, 2002. The Company will vigorously defend itself against these claims.

On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly-owned subsidiary of the Company. The Company disputes liability and is vigorously defending the claims. The matter is not yet at issue and no discovery has yet taken place. There is no accrual relating to this matter in the accompanying consolidated balance sheet at December 31, 2002.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


On January 1, 2001, ValCom, Inc. ("ValCom"), Woody Fraser Productions, Inc. and Woody Fraser (collectively, "WFP") entered into a Joint Venture Agreement for the purpose of developing and producing various television projects. In August 2002, a dispute arose between ValCom and WFP arising out of the Joint Venture Agreement. On February 10, 2003, ValCom and WFP began to arbitrate the dispute. However, on February 11, 2003, ValCom and WFP agreed to attempt to resolve the dispute in mediation. The parties resolved the dispute during the mediation on the following material general terms:

     1.  WFP  will  pay  ValCom  a  percentage of cash of the profits generated.

     2. ValCom is no longer liable for the fee's due WFP for the remaining 2 years of the Joint Venture.

     3. WFP will exclusively rent facilities of ValCom for three years , which can be extended for two additional years. Additionally, WFP will receive a 10% discount on all gross rentals from each facilities' contract generated.

The  parties  are  in  the  process  of  finalizing  the  settlement  agreement.

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome, except the cases mentioned above, of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE  6  STOCKHOLDERS'  EQUITY
------------------------------

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

In connection with the Series D Preferred Stock financing, the Company has also issued 2,800,000 shares of its common stock to be held in escrow based upon the terms of the financing agreement. The financing agreement requires the Company to hold in escrow 1,250,000 shares of common stock as a deposit in anticipation of the preferred stockholder's conversion of 1,250,000 shares of Series D Preferred Stock, an additional 1,300,000 shares of common stock as a deposit in anticipation of the preferred stockholder's exercise of warrants to purchase 1,300,000 shares of common stock, and an additional 250,000 shares of common stock as a deposit in anticipation of the placement agents' exercise of its VACM Units. As discussed above, the Series D Preferred Stock can be converted at any time to common stock on a 1 for 1 basis. At December 31, 2002, none of the 2,800,000 common shares have been released from escrow and are not considered outstanding for purposes of computing weighted average shares outstanding.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


In connection with the acquisition of PTL Productions, Inc. (dba Brentwood Magazine), the Company was to issue 400,000 shares of Series C preferred stock, convertible 1 for 1 into common shares. The Value of the preferred stock was $252,000 or $.63 per share based on the value of the Company's common stock on the date of acquisition. As of September 30, 2002, the preferred stock had not been issued, however on December 6, 2002 the company issued 380,000 shares of Series C Preferred Stock valued at $239,400. The par value of the 380,000 shares of Series C Preferred Stock ($380) is included in preferred stock while the remaining value ($239,020) is included in additional paid-in-capital. The value of the remaining 20,000 shares $12,600 still to be issued is included in preferred stock payable in the accompanying balance sheet. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. back to the seller. In connection with the sale, the Company Will receive back 200,000 shares of its Series C Preferred Stock and $300,000 of Trade credit (See Note 8).

 (B)  COMMON  STOCK
-------------------
During the three months ended December 31, 2002, the Company issued 275,000 shares of common stock in lieu of compensation for legal services performed. The value of the legal services performed totaled approximately $56,500, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2002, the Company issued 82,500 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $24,075, which was computed based upon the market prices of the common stock on the applicable payment dates.

(C)  NON  QUALIFIED  STOCK  OPTIONS
-----------------------------------
During the three months ended December 31, 2002, the Company issued options to consultants to purchase 650,000 shares of the Company's common stock. The options were valued using the Black-Scholes pricing model and resulted in $3,660 of consulting expense and $139,176 of deferred compensation expense. The options expire from October 29, 2005 through October 29, 2012. The exercise price and fair value of the options are $.001 and $.22 per share, respectively.


NOTE  7  DEBT
-------------

During the three months ended December 31, 2002, the Company issued 26,400 shares of common stock to the holders of its convertible notes payable for payment of principal and accrued interest. Principal and accrued interest converted during the three monts ended December 31, 2002 totaled $3,818, which was computed based upon terms stipulated in the applicable convertible notes.


NOTE  8  SUBSEQUENT  EVENTS
---------------------------

On January 18, 2003, the Company entered into a Memorandum of Understanding with PTL Productions, Inc. (dba Brentwood Magazine) to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller. In connection with the sale, the Company will receive back 200,000 shares of its Series C Preferred Stock and $300,000 of trade credit.The unaudited, pro forma information and results, as if the PTL Productions, Inc. (dba Brentwood Magazine) acquisition had not occurred as of and for the three months ended December 31, 2002, are:


                          Total assets                  $  13,090,919
                          Total liabilities             $   8,655,629
                          Net sales                     $     686,554
                          Net loss                      $    (696,913)

                          Net loss per common share     $       (0.06)

                          VALCOM, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PLAN  OF  OPERATION

As of December 31, 2002, ValCom, Inc. operations were comprised of five divisions: (1) Studio Rental, (2) Studio Equipment and Personnel Rental, (3) Broadcast Television, (4) Film and Television Production and (5) Publishing. In January 2003, the Company divested itself of its publishing division. See note 8 (Subsequent Events) to the Condensed Consolidated Financial Statements.

STUDIO  RENTAL
--------------

The Company's subsidiary, Valencia Entertainment International, LLC, operates eight sound stages in Valencia, California. Valencia Entertainment International, LLC owns six improved acres on which six of the sound stages are located. Valencia Entertainment International, LLC leases the other two sound stages. Valencia Entertainment International, LLC has one-year, written lease with a major production company, which lease three of the sound stages and sublease two of the sound stages. Rental income from the eight sound stages if operating at full capacity should remain constant at approximately $2,000,000 annually including cost-of-living increases.

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

TELEVISION  AND  FILM  PRODUCTION
---------------------------------

In January 2001, the Company entered into a joint venture agreement with Woody Fraser Productions, Inc. to produce various television productions on its behalf. Under the terms of the agreement, the Company was to fund $500,000 of annual production development costs. In return, the Company was to retain after costs of production, 75% of the net savings derived from all production, 75% of ownership of foreign and syndication plus executive producer fees. In January 2002, Woody Fraser Productions, Inc., as part of its Joint Venture agreement with the Company, signed contracts with a cable television network to produce the second season of a television series consisting of 13 episodes. Revenue under this contract during 2002 was approximately $2,500,000. The Company was to retain 75% of any possible net savings from the productions and a percentage of foreign sales and merchandising. Half Day Video, Inc. handled a majority of the production rental needs. However, the Company had a dispute with Woody Fraser and Woody Fraser Productions, Inc., which was resolved in arbitration (See Note 5).

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

                          VALCOM, INC. AND SUBSIDIARIES


PUBLISHING
----------

In August, 2002, the Company acquired PTL Productions, Inc. dba Brentwood Magazine, which publishes a Southern California entertainment magazine which has been setting trends in Southern California from Santa Barbara to San Diego for over seven years covering entertainment, business, luxurious lifestyles, travel and fashion. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization, dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. dba Brentwood Magazine and sell PTL Productions, Inc. back to the seller. See Note 8 (Subsequent Events) to the Consolidated Financial Statements.


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  DECEMBER  31,  2002  VS.  DECEMBER  31,  2001
-------------------------------------------------------------------

Revenues for the three months ended December 31, 2002 decreased by $2,940,782 or 79.4% from 3,705,711 for the three months ended December 31, 2001 to $764,929 for the same period in 2002. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions. Subsequent to December 31, 2002, the Company lost a significant sound stage rental customer who had occupied three of the Company's eight sound stages. The Company is actively seeking to lease the available sound stage space to replace lost revenues. However, as part of the Woody Fraser Productions, Inc. arbitration settlement, the Company will generate substantial revenues from an exclusive three year facilities contract for its Half Day Video, Inc. subsidiary.

Production costs for the three months ended December 31, 2002 decreased by $2,349,867 or 92.5% from $2,540,890 for the three months ended December 31, 2001 to $191,023 for the same period in 2002. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Selling and promotion costs for the three months ended December 31, 2002 decreased by $5,668 or 31.3% from $18,085 for the three months ended December
31, 2001 to $12,417 for the same period in 2002. The decrease was due principally to a decrease in travel expenses.

Depreciation and amortization expense for the three months ended December 31, 2002 increased by $35,328 or 67.4% from $52,412 for the three months ended
December 31, 2001 to $87,740 for the same period in 2002. The increase in depreciation and amortization expense is a result of additional tangible and intangible assets being depreciated.

General and administrative expenses for the three months ended December 31, 2002 increased by $208,067 or 23.8% from $875,570 for the three months ended December 31, 2001 to $1,083,637 for the same period in 2002. The increase was due principally to increased personnel costs, legal and accounting fees, outside services and consulting fees.

Interest expense for the three months ended December 31, 2002 increased by $5,301 or 3.1% from $169,537 for the three months ended December 31, 2001 to $174,838 for the same period in 2002. The increase was due principally to interest on additional debt.

Other income for the three months ended December 31, 2002 increased by $8,000 from 0 for the three months ended December 31, 2001. The increase was due to a gain recognized from the sale of fixed assets.

Due to the factors described above, the Company incurred a net loss of $776,726 for the three months ended December 31, 2002 compared to net income of $49,217 for the same period in 2001.

FUTURE  OUTLOOK
---------------

The sale of PTL Productions, Inc. dba Brentwood Magazine back to the seller is not expected to have a significant impact on the Company's revenues or losses. For the three months ended December 31, 2002, PTL Productions, Inc. generated $78,375 or 10.2% of the Company's total sales, while contributing $79,813 or 10.9% of the Company's net loss.

                          VALCOM, INC. AND SUBSIDIARIES


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $776,726 and a negative cash flow from operations of $376,342 for the three months ended December 31, 2002, and a working capital deficiency of $1,070,305 and an accumulated deficit of $8,902,916 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $53,677 on December 31, 2002, compared to $343,374 at September 30, 2002. During the three months ended December 31, 2002, net cash used by operating activities totaled $376,342 compared to $434,990 for the comparable three month period in 2001. A significant portion of operating activities included payments for accounting and legal fees, salaries and rent.

Net  cash  provided  by financing activities for the three months ended December
31, 2002 totaled $51,977 compared to cash used of $26,671 for the comparable three-month period in 2001. Net cash provided by investing activities during the three months ended December 31, 2002 totaled $34,668 compared to $100,644 during the comparable prior year period due principally to decreased notes receivable payments.

The above cash flow activities yielded a net cash decrease of $289,697 during the three months ended December 31, 2002 compared to a decrease of $361,017 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $1,070,305 as of December 31, 2002 compared to $594,990 as of September 30, 2002. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. Long-term debt as of December 31, 2002 and 2001 was $6,663,190 and $6,702,593 and related primarily to the Company's owned real estate.

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

On January 14, 2003, the Company's subsidiary, Valencia Entertainment International, LLC, entered into an Exclusive Sales Listing Agreement with a commercial real estate broker to sell the real property serving as the Company's headquarters located at 26030 Avenue Hall in Valencia, California. The Exclusive Sales Listing Agreement lists the property at $11,850,000. The Exclusive Sales Listing Agreement requires Valencia Entertainment International, LLC to pay a commission to the broker of four percent of the gross sales price if the broker sells the real property. The Company intends to engage in a sale-leaseback transaction with respect to its real property to generate funds for working capital and payment of debts. However, there is no assurance that the Company's property will be sold or that it will be sold for $11,850,000 or on terms otherwise favorable to the Company.

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

The Company anticipates that its proposed sale-leaseback of its studio real estate, stock issuances and projected positive cash flow from operations collectively will generate sufficient funds for the Company's operations for the next 12 months. If the Company's existing cash combined with cash from operating activities is not adequate to finance the Company's operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling additional equity or debt securities or (3) reducing the number of its employees.
                                      -17-

                          VALCOM, INC. AND SUBSIDIARIES


ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

     Effective  Disclosure  Controls
     -------------------------------
The Company's officers also identified several weaknesses in the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities exchange Act of 1934. For example, the Company's internal controls, particularly the areas of payroll, control of cash and accounts payable, are effective. In addition, the Audit Committee meets with the principal accounting officer on a regular basis to review and evaluate the Company's financial position. The Audit Committee also reports to the Board of Directors on the accounting and finance functions on a regular basis.

     Weaknesses in Disclosure Controls
     ---------------------------------

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

Changes in Internal Controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls. The Company intends to make extensive improvements, as outlined above, to its disclosure controls.

                          VALCOM, INC. AND SUBSIDIARIES

PART II--OTHER
     INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

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

On November 26, 2001, Valencia Entertainment International, LLC filed a complaint alleging a breach of contract, conversion, intentional misrepresentation and negligent misrepresentation. On March 28, 2002, Tri-Crown Productions, Inc. filed a Cross- Complaint against Valencia Entertainment International, LLC, Valcom, Inc., Valencia Entertainment International, LTD. and Vince Vellardita, seeking $50,000 in specified damages, for breach of written contract, breach of oral contract, quantum meruit, unjust enrichment, conversion and replevin. The dispute involves the ownership of certain equipment and claims of non-payment for services rendered. Each side seeks return of certain equipment and damages for non-payment of the services rendered. The parties executed a settlement agreement on January 15, 2003 resolving this dispute in full, and are now in the process of performing the terms of the settlement agreement.

On March 7, 2002, Quebecor World USA filed a complaint against PTL Productions, Inc. dba Brentwood Magazine, a subsidiary of ValCom, and against Phillip Troy Linger, the former President of PTL Productions, Inc., for open book account, account stated, goods sold and delivered and breach of personal guaranty. The dispute involves alleged non-payment for printing services. The complaint seeks approximately $65,000 in damages. The Company has accrued $14,700, representing the amount owed to Quebecor World USA for printing services. This amount is included in accounts payable on the accompanying consolidated balance sheet as of September 30, 2002. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. and sell PTL Productions, Inc. back to Mr. Linger. Also see Note 8. Since the Company has divested itself of PTL Productions, Inc., the Company does not believe it has any exposure to loss regarding the outcome of this litigation.

On October 30, 2002, Coffin Communications Group, Inc. filed a lawsuit against the Company for breach of a public relations consulting contract. Coffin Communications Group, Inc. seeks monetary damages in the amount of $197,000, plus punitive damages. The Company estimates the potential loss from the lawsuit to be between $5,000 and $70,000 and has accrued $40,000 for the potential loss at December 31, 2002. The Company will vigorously defend itself against these claims.

On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly owned subsidiary of the Company. The Company disputes liability and is vigorously defending the claims. The matter is not yet at issue and no discovery has yet taken place. There is no accrual relating to this matter in the accompanying consolidated balance sheet at December 31, 2002.

                          VALCOM, INC. AND SUBSIDIARIES

On January 1, 2001, ValCom, Inc. ("ValCom"), Woody Fraser Productions, Inc. And Woody Fraser (collectively, "WFP") entered into a Joint Venture Agreement for the purpose of developing and producing various television projects. In August 2002, a dispute arose between ValCom and WFP arising out of the Joint Venture Agreement. On February 10, 2003, ValCom and WFP began to arbitrate the dispute. However, on February 11, 2003, ValCom and WFP agreed to attempt to resolve the dispute in mediation. The parties resolved the dispute during the mediation on the following material general terms:

1)   WFP will pay ValCom a percentage of cash of the profits generated.

     2) ValCom is no longer liable for the fee's due WFP for the remaining 2 years of the Joint Venture.

     3. WFP will exclusively rent facilities of ValCom for three years , which can be extended for two additional years. Additionally, WFP will receive a 10% discount on all gross rentals from each facilities' contract generated.

The  parties  are  in  the  process  of  finalizing  the  settlement  agreement.

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome, except the cases mentioned above, of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

On December 2, 2002, the Company issued an aggregate of 75,000 shares of common stock to a group of 25 employees as a holiday bonus. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 6, 2002, the Company issued 380,000 shares of Series C Preferred Stock to Phillip Troy Linger for an aggregate purchase price of $239,400, pursuant to that certain Agreement and Plan of Reorganization Between ValCom, Inc. and PTL Productions, Inc., dated August 2, 2002, pursuant to which Mr. Linger sold his company, PTL Productions, Inc. dba Brentwood Magazine, to the Company. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

Not  applicable

ITEM  5.  OTHER  INFORMATION
----------------------------

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(A)  EXHIBITS:

Exhibit  Number     Description
---------------     -----------

99.1 Certification of the Chief Executive Officer of ValCom, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of ValCom, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K
     None



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALCOM, INC.





Date:  February  20,  2003            By:  /s/Vince  Vellardita
                                      -------------------------------------
                                      Vince  Vellardita  Chairman  of  the
                                      Board  and  Chief  Executive  Officer
                                      (Principal  executive  officer)




In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature           Title                     Date
         ---------           -----                     ----


BY:  /s/Vince  Vellardita   CEO/President                     February 20,  2003
      --------------------                                    ------------------
      Vince  Vellardita     Chairman  of  the  Board

BY:  /s/  Don  Magier       Controller                        February 20,  2003
     -------------------    (principal accounting officer)    ------------------
     Don  Magier

EXHIBIT  99.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
          ------------------------------------------------------------
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Vince Vellardita, the Chief Executive Officer of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

     (1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  February 20,  2003
        ------------------



                                   /s/  Vince  Vellardita
                                   ----------------------
                                   Name:  Vince  Vellardita
                                   Title: Chief  Executive  Officer

EXHIBIT  99.2

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
          ------------------------------------------------------------
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Don Magier, the Controller (principal accounting officer) of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

     (1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  February 20,  2003
        ------------------



                              /s/Don  Magier
                              --------------
                              Name:  Don  Magier
                              Title: Controller  (principal  accounting officer)