Form 10QSB/A
period 2002-12-31
VALCOM  INC
filed 2003-02-26
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                               Amendment No. 1 to
                                   FORM 10-QSB

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

99.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K
     None



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALCOM, INC.





Date:  February  26,  2003            By:  /s/Vince  Vellardita
                                      -------------------------------------
                                      Vince  Vellardita  Chairman  of  the
                                      Board  and  Chief  Executive  Officer
                                      (Principal  executive  officer)




In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature           Title                     Date
         ---------           -----                     ----


BY:  /s/Vince  Vellardita   CEO/President                     February 26,  2003
      --------------------                                    ------------------
      Vince  Vellardita     Chairman  of  the  Board

BY:  /s/  Don  Magier       Controller                        February 26,  2003
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




Dated:  February 26,  2003
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



Dated:  February 26,  2003
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


     In connection with amendment number 1 of the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  February  26,  2003



                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer


     In connection with amendment number 1 of the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  February  26,  2003



                         By:     /s/  Donald  P.  Magier
                                 -----------------------
                                  Donald  P.  Magier
                                  Treasurer,  Controller  and
                                  principal  accounting  officer