Form 10QSB
period 2003-03-31
VALCOM  INC
filed 2003-06-06
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

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

                                 (661)257-8000
                                 ---------------
                            Issuer's telephone number

            Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $0.001 PAR VALUE
                          =============================
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of March 31, 2003 the issuer had 12,120,833 shares of its $0.001 par value common stock outstanding.

                                  VALCOM, INC.

                                   FORM 10-QSB
                                      INDEX
                                                                       Page
PART  I.    FINANCIAL  INFORMATION

Item  1.    Condensed  Consolidated  Financial  Statements
            Condensed  Consolidated  Balance  Sheets  as  of
             March  31,  2003  (unaudited)                                3

            Condensed  Consolidated  Statements  of  Operations
             for  the  three  and  six  months  ended  March  31,  2003
             and  2002  (unaudited)                                       5

            Condensed  Consolidated  Statements  of  Cash  Flows
             for  the  six  months  ended  March  31,  2003  and
             2002  (unaudited)                                            7

            Notes  to  Condensed  Consolidated  Financial  State-
             ments  (unaudited)                                           8

Item  2.    Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                     16

Item  3.    Disclosure  Controls  and  Procedures                        19

Part  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                           20

Item  2.    Changes  in  Securities                                      21

Item  3.    Defaults  Upon  Senior  Securities                           21

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders  21

Item  5.    Other  Information                                           21

Item  6.    Exhibits  and  Reports  on  Form  8-K                        22

SIGNATURES                                                               22

Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 MARCH 31, 2003


                                     ASSETS
                                     ------
Current  Assets:
Cash & cash equivalents                          $   39,670
Accounts  receivable,  net                           68,503
Other  receivables                                   85,574
Related  party  receivables,  net                     5,000
Note  receivable,  current                           67,311
                                                 -----------
Total  Current  Assets                              266,058

Property  and  equipment  -  net                 11,715,224
Prepaid development costs                           112,884
Deferred  financing  costs                          214,140
Deposits  and  other  assets                         40,288
Note  receivable,  long-term                         13,968
                                                ------------
Total  Assets                                 $  12,362,562
                                                ============


See accompanying notes to the condensed unaudited consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current  Liabilities:
Accounts  payable                                   $   521,517
Accrued  interest                                       421,790
Accrued  expenses                                       209,750
Due  to  related  parties,  current portion             157,559
Notes  payable                                        7,929,253
Preferred  stock  payable                                12,600
                                                    -----------
Total  Current  Liabilities                           9,252,469
Due  to  related  parties,  net of current portion       40,000

                                                    -----------
Total  Liabilities                                 $  9,292,469
                                                    -----------

Commitments  and  contingencies

Stockholders'  Equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding,                            38
Series  C,  5,000,000  shares  authorized;  1,780,000
shares  issued  and  outstanding,                         1,780
Series  D,  1,250,000  shares  authorized;  1,250,000
shares  issued  and  outstanding,                         1,250
Common  stock,  par  value  $.001;  100,000,000  shares
authorized,  12,120,833
shares  issued  and  outstanding                         12,121

Additional  paid-in  capital                         13,199,723

Deferred compensation                                  (291,702)

Accumulated  deficit                                 (9,829,595)

Treasury  stock,  at  cost (35,000 shares)              (23,522)
                                                    -----------
Total  Stockholders'  Equity                          3,070,093
                                                    -----------
Total  Liabilities  and  Stockholders'  Equity      $12,362,562
                                                    ===========


See accompanying notes to the condensed unaudited consolidated financial statements
                                       -4-

                                     ------
                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



Three  months  ended
 March  31,
                                       2003          2002
                                       ----          ----
Revenue
  Rental                            $   459,372  $  1,069,148
  Production                             80,077       537,039
  Other                                  (1,809)            -
                                     ----------    ----------
      Total  Revenue                    537,640     1,606,187
                                     ----------     ----------
Cost  and  Expenses:
  Production                             64,693       381,742
  Selling  and  promotion                 2,051        24,028
  Depreciation  and  amortization        88,535        82,428
  General  and  administrative          982,107       648,537
                                     ----------    ----------
      Total  Costs  and  Expenses     1,137,386     1,136,735
                                     ----------     ----------
Operating  (loss)  Income              (599,746)      469,452

Other  Income  (Expense):
    Interest  expense,  net            (396,575)     (249,778)
    Gain  on  sale  of  assets           19,642             -
    Other  income                        50,000             -
                                     ----------     ----------
      Total  Other  Expense            (326,933)     (249,778)
                                     ----------    ----------
Net  (loss)  income                 $  (926,679)   $  219,674
                                      ==========    ==========

Net  (loss)  income  per  common  share
      Basic  and  diluted            $    (0.08)   $     0.02
                                      ==========    ==========
Weighted  Average  Shares
Outstanding:
      Basic  and  diluted            11,816,467     9,757,649
                                     ==========    ===========


See accompanying notes to the condensed unaudited consolidated financial statements
                                       -5-

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                      Six  months  ended
                                           March  31,
                                       2003        2002
                                       ----        ----
Revenue
  Rental                          $  1,023,027  $  1,955,620
  Production                           202,969     3,356,278
  Other                                 76,573             -
                                     ----------   ----------
      Total  Revenue                 1,302,569     5,311,898
                                     ----------   ----------
Cost  and  Expenses:
  Production                           255,716     2,922,632
  Selling  and  promotion               14,468        42,113
  Depreciation  and  amortization      176,275       134,840
  General  and  administrative       2,065,744     1,524,107
                                    ----------    ----------
      Total  Costs  and  Expenses    2,512,203     4,623,692
                                     ----------   ----------
Operating  (loss)  Income           (1,209,634)      688,206

Other  Income  (Expense):
    Interest  expense,  net           (571,413)     (419,315)
    Gain  on  sale  of  assets          27,642          -
    Other  income                       50,000          -
                                     ----------  ----------
      Total  Other  Expense           (493,771)     (419,315)
                                     ----------  ----------
Net  (loss)  income                $(1,703,405)   $  268,891
                                     ==========   ==========

Net  (loss)  income  per  common  share
      Basic  and  diluted           $    (0.14)  $     0.03
                                     ==========  ==========
Weighted  Average  Shares
Outstanding:
      Basic  and  diluted           11,487,280    9,486,795
                                    ==========  ===========


See accompanying notes to the condensed unaudited consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                         Six  Months  ended
                                                             March  31,
                                                       2003             2002
                                                       -----            -----
Operating  Activities:
Net  (loss)  income                              $  (1,703,405)   $    268,891
Adjustments  to  reconcile  net  (loss)  income
to  net  cash  used  in  operating  activities:
    Depreciation  and  amortization                    176,275         134,840
    Bad  debt  expense                                  70,313               -
    Gain  on  sale  of  fixed  assets                  (27,642)              -
    Stock  issued  for  services                       133,876          56,088
    Stock  issued  for  compensation                    36,475               -

Changes  in  assets  and  liabilities:
    Receivables                                      (  14,952)       (144,601)
    Prepaid  expenses                                (  31,952)              -
    Other  assets                                      195,897               -
    Deferred  Compensation                             112,846               -
    Accounts  payable  and  accrued  expenses          549,904         123,820
    Production  deposits                                     -        (765,774)
    Deposits                                            (  875)         (2,669)
                                                     ----------     -----------
Net  Cash  used  by  Operating Activities           (  503,240)       (329,405)
                                                     ----------     -----------
Investing  Activities:
    Acquisition  of  fixed  assets                      (3,899)      (  67,490)
    Notes  receivable  payments                          55,179         115,000
    Proceeds  from  sale  of  fixed  assets              50,159               -
                                                    -----------     -----------
Net  Cash  Provided  by  Investing  Activities          101,439          47,510
                                                    -----------     -----------
Financing  Activities:
    Principal  borrowings  on  notes                    234,463          16,740
    Principal  repayments  on  notes                   (107,827)              -
    Loans  payable                                            -        (  1,888)
    Due  to  related  party                             (28,539)              -
                                                     -----------     -----------
Net  Cash  provided by  Financing Activities             98,097          14,852
                                                    -----------     -----------
Net  decrease  in  Cash & cash equivalents             (303,704)       (267,043)
Cash & cash equivalents at  beginning  of  period       343,374         420,857
                                                    -----------     -----------
Cash and cash equivalents at  end  of  period       $    39,670     $   153,814
                                                    ===========     ===========
Supplemental  disclosure  of  cash  flow  information:
    Interest  paid                                  $   193,250     $   384,968
                                                    ===========     ===========
    Income  taxes  paid                             $         0     $         0
                                                    ===========     ===========
Supplemental  disclosure  of  non  cash  investing
and  financing  activity:
    26,400  shares  of  common  stock  issued  for
    retirement  of  debt                            $     3,870     $   132,797
                                                   ============    ============


See accompanying notes to the condensed unaudited consolidated financial statements
                                       -7-

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a diversified entertainment company with the following operating activities:

a) Studio rental - the Company leases eight sound and production stages to production companies. Six of the eight sound and production stages are owned by the Company, while the remaining two stages are leased from a third party under an operating lease agreement.

b) Studio equipment and rental - operating under the name Half Day Video, Inc., the Company supplies and rents personnel, cameras and other production equipment to various production companies on a short-term or long-term basis.

c) Film and TV production -The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions (see note 5).

d) Broadcast Television - The Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.

e) Magazine publication - Operating under the name Brentwood Magazine, the Company derived advertising revenues from the publishing of a southern California magazine covering entertainment, business, luxurious lifestyles, travel and fashions. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller. The Company is still in process of consummating the transaction.

BASIS  OF  PRESENTATION
-----------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's Form 10-KSB.

The audited consolidated financial statements of the Company for the year ended September 30, 2002 were filed on February 19, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the three months and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
The consolidated financial statements include the accounts of ValCom, Inc. and three wholly-owned subsidiaries, Valencia Entertainment International, LLC, which was acquired effective February 2001, Half Day Video, Inc., which was acquired effective March 2001 and PTL Productions, Inc., (dba Brentwood Magazine) which was acquired in August 2002 (See Note 4). In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the Seller.

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has two customers who accounted for approximately 99% of total rental revenues for the six months ended March 31, 2003. As of March 31, 2003, five sound and production stages were under non-cancelable operating leases for one year from a major production company.

Financial instruments that potentially subject the Company to concentrations of risk consist of trade receivables principally arising from monthly leases from television producers. The Company continuously monitors the credit-worthiness of its customers to minimize its credit risk.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------
The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes. As of March 31, 2003, accounts receivable is reported net of a $25,930 allowance for bad debts.

GOING  CONCERN
--------------
The Company's condensed consolidated financial statements as of March 31, 2003 and for the three and six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net loss of $926,679 and $1,703,405 and a negative cash flow from operations of $503,240 for the six months ended March 31, 2003, and a working capital deficiency of $8,986,411 and an accumulated deficit of $9,829,595 at March 31, 2003. On April 7, 2003, Valencia Entertainment International, LLC, a California limited liability company and the Registrant's subsidiary filed a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note
8). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On February 13 and 19, 2003, Notices of Default were filed with the Los Angeles County Recorder by the first and second trust deed holders of the Company's subsidiary, Valencia Entertainment International, LLC's commercial promissory note against its real property. On February 27, 2003, a judge of the Los Angeles Superior Court appointed a receiver over the real property on behalf of the first trust deed holder.

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The Company anticipates that its proposed sale-leaseback of its studio real estate, stock issuances and projected positive cash flow from operations collectively will generate sufficient funds for the Company's operations for the next 12 months. If the Company's existing cash combined with cash from operating activities is not adequate to finance the Company's operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling additional equity or debt securities, (3) reducing the number of its employees or (4) selling unused property and equipment.

RECENT  PRONOUNCEMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS 144 does not have a material effect on the Company's earnings or financial position.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the Company's earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 does not have a material effect on the Company's earnings or financial position.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 147 does not have a material effect on the Company's earnings or financial position.

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 does not have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the Company's earnings or financial position.

On  April  30,  the  FASB  issued FASB Statement No. 149 (FAS 149), Amendment of
Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

RECLASSIFICATION
----------------

Certain prior period amounts have been reclassified to conform to the current period's presentation.


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net income (loss) per share was calculated using weighted average shares outstanding of 11,816,467 and 11,487,280 for the three and six months ended March 31, 2003 and 9,757,649 and 9,486,795 for the three and six months ended March 31, 2002, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive or their conversion price was greater than the average market price of the Company's common stock.
                                      -11-

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  3  NOTE  RECEIVABLE  -  RELATED  PARTY
--------------------------------------------

At March 31, 2003, related party receivables, net represents $5,000 due from a former officer of the Company. The amount due is due on demand.


NOTE  4  SEGMENT  INFORMATION
-----------------------------

                  Studio     Studio Equip    Film & TV    Magazine
                  Rental        Rental       Production   Publication     Total
               ------------   ------------  ------------  -----------     -----
As  of  and  for  the  six  months  ended  March  31, 2003
                                                      ----
Revenues       $  998,426    $  227,570       $      0   $  76,573  $ 1,302,569
Operating  loss  (915,122)      (42,043)      (144,926)   (107,543)  (1,209,634)
Total  Assets  12,094,507       267,453              0         602   12,362,562

Depreciation
And Amortization  151,275        25,000              0           0      176,275

2002
----
Revenues      $ 2,334,305    $  560,329   $  2,417,264   $       0  $ 5,311,898

Operating
(Loss) Income     293,970       (71,624)       465,860           0      688,206
Total  Assets  13,698,885       523,292         56,415           0   14,278,592

Depreciation
and Amortization  110,340        24,500              0           0      134,840


NOTE  5  LITIGATION
-------------------

In September 2001, a complaint was filed in the Los Angeles County Superior Court, Russomano et al. v. VEI et al., BC 257989. The plaintiffs are Diane Russomano and Knowledge Booster, Inc. and the defendants include Valcom, Inc. and Valencia Entertainment International ("Valencia"), the Company's president and others. The complaint revolves around prior litigation in which the plaintiffs alleged, among other things, that the show "A.J.'s Time Travelers" violated plaintiffs' rights in a children's television show called "Rickey Rocket". That case went to trial, and plaintiffs obtained judgments against a number of defendants, including a judgment in the amount of $3 million against Rickey Rocket Enterprises ("RREI") and a judgment in the amount of $1.2 million against Time Travelers, Inc. ("TTI"). The complaint asserted two causes of action against the Company, Valencia and other defendants. The first cause of action alleges the Company was the "alter ego" of RREI and/or TTI and is therefore liable for the judgments against those entities. The second cause of action was for malicious prosecution and that cause has been dismissed with prejudice. Valencia became a distributor for A.J. Time Travelers, Inc. but not until four years after the alleged wrongdoing occurred. Therefore management believes it should not be a party to this action. The complaint now seeks damages in the amount of $4.2 million, together with interest from the date of entry of prior judgement. The trial date is currently October 27, 2003. Discovery in the case is currently ongoing. The parties have exchanged documents and written responses to discovery. Plaintiffs have been diposed, but none of the defendants has yet been deposed. The Company filed a motion for summary judgement seeking dismissal of claims against it. There are no accruals in the accompanying consolidated financial statements for this matter. The Company believes the allegations are without merit and intends to vigorously defend it. In addition, a related party has agreed to indemnify the Company if the company sustains any loss in this case.

Further, Plaintiffs' second cause of action concerning malicious prosecution alleged alter-ego liability. Plaintiffs alleged that Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. filed a cross complaint in the underlying litigation without any probable cause and for an improper motive or purpose. Plaintiffs similarly alleged that the Company and other defendants are alter egos of that Ricky Rocket Enterprises, Inc. and AJ Time Travelers, Inc. and are, therefore, liable for such malicious prosecution. Plaintiffs sought unspecified compensatory and punitive damages under this cause of action. The parties have executed a settlement agreement resolving the second cause of action at no cost to the Company. The court has dismissed the second cause of action with prejudice.
                                      -12-

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On November 26, 2001, Valencia Entertainment International, LLC filed a complaint alleging a breach of contract, conversion, intentional misrepresentation and negligent misrepresentation. On March 28, 2002, Tri-Crown Productions, Inc. filed a Cross-Complaint against Valencia Entertainment International, LLC, ValCom, Inc., Valencia Entertainment International, LTD. and Vince Vellardita, seeking $50,000 in specified damages, for breach of written contract, breach of oral contract, quantum meruit, unjust enrichment, conversion and replevin. The dispute involves the ownership of certain equipment and claims of non-payment for services rendered. Each side seeks return of certain equipment and damages for non-payment of the services rendered. The parties executed a settlement agreement on January 15, 2003 resolving this dispute in full.

On October 30, 2002, Coffin Communications Group, Inc. filed a lawsuit against the Company for breach of a public relations consulting contract. Coffin Communications Group, Inc. seeks monetary damages in the amount of $197,000, plus punitive damages. The Company estimates the potential loss from the lawsuit to be between $5,000 and $70,000 and has accrued $40,000 for the potential loss at March 31, 2003. The Company will vigorously defend itself against these claims.

On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly owned subsidiary of the Company. The Company disputes liability and is vigorously defending the claims. The matter is not yet at issue and no discovery has yet taken place. There is no accrual relating to this matter in the accompanying consolidated balance sheet at March 31, 2003.

On January 1, 2001, ValCom, Inc. ("ValCom"), Woody Fraser Productions, Inc. and Woody Fraser (collectively, "WFP") entered into a Joint Venture Agreement for the purpose of developing and producing various television projects. In August 2002, a dispute between ValCom and WFP arose out of the Joint Venture Agreement. On February 10, 2003, ValCom and WFP began to arbitrate the dispute and on February 11, 2003, ValCom and WFP attempted to resolve the dispute in mediation. The parties resolved the dispute and have finalized a settlement agreement with the following terms:

     -    ValCom received an undisclosed settlement.

     - ValCom is no longer liable for the fee's due WFP for the remaining 2 years of the Joint Venture.

     - WFP will exclusively rent facilities of ValCom for three years, which can be extended for two additional years. Additionally, WFP will receive a 10% discount on all gross rentals from each facility's contract generated.


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


NOTE  6  STOCKHOLDERS'  EQUITY
------------------------------

(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
At  September  30,  2002,  the Company had three series of convertible Preferred
Stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. There have been no dividends declared by the Board of Directors for any of the Series of convertible Preferred Stock for the fiscal year ended September 30, 2002.
                                      -13-

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the Series D Preferred Stock financing, the Company has also issued 2,800,000 shares of its common stock to be held in escrow based upon the terms of the financing agreement. The financing agreement requires the Company to hold in escrow 1,250,000 shares of common stock as a deposit in anticipation of the preferred stockholder's conversion of 1,250,000 shares of Series D Preferred Stock, an additional 1,300,000 shares of common stock as a deposit in anticipation of the preferred stockholder's exercise of warrants to purchase 1,300,000 shares of common stock, and an additional 250,000 shares of common stock as a deposit in anticipation of the placement agents' exercise of its VACM Units. As discussed above, the Series D Preferred Stock can be converted at any time to common stock on a 1 for 1 basis. At March 31, 2003, none of the 2,800,000 common shares have been released from escrow and are not considered outstanding for purposes of computing weighted average shares outstanding.

In connection with the acquisition of PTL Productions, Inc. (dba Brentwood Magazine), the Company was to issue 400,000 shares of Series C preferred stock, convertible 1 for 1 into common shares. The Value of the preferred stock was $252,000 or $.63 per share based on the value of the Company's common stock on the date of acquisition. On December 6, 2002 the Company issued 380,000 shares of Series C Preferred Stock valued at $239,400. The par value of the 380,000 shares of Series C Preferred Stock ($380) is included in preferred stock while the remaining value ($239,020) is included in additional paid-in-capital. The value of the remaining 20,000 shares of $12,600 still to be issued is included in preferred stock payable in the accompanying balance sheet. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. back to the seller. In connection with the sale, the Company will receive back 200,000 shares of its Series C Preferred Stock and $300,000 of trade credit. As of March 31, 2003 the terms of the sell back have not been consummated and the Company is not operating PTL Productions, Inc. As a result, accompanying condensed consolidated financial statements do not include the recording of disposal of PTL Productions, Inc. The Company contemplates legal action to retain PTL Productions, Inc. due to the breach (See Note 8).

 (B)  COMMON  STOCK
-------------------
During the six months ended March 31, 2003, the Company issued 845,000 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $133,876, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the six months ended March 31, 2003, the Company issued 237,500 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $36,475, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the six months ended March 31, 2003, the Company issued 26,400 shares of common stock in lieu of debt retirement. Total value of the debt retired was approximately $3,870, which was computed based upon the market prices of the common stock issued on the applicable payment dates.


(C)  NON-QUALIFIED  STOCK  OPTIONS
----------------------------------
During the three months ended December 31, 2002, the Company issued options to consultants to purchase 650,000 shares of the Company's common stock. The options were valued using the Black-Scholes pricing model and resulted in $3,660 of consulting expense and $139,176 of deferred compensation expense. The options expire from October 29, 2005 through October 29, 2012. The exercise price and fair value of the options are $.001 and $.22 per share, respectively. During the three months ended March 31, 2003, the Company cancelled all of the options issued. None of the options had been exercised.


NOTE  7  DEBT
-------------

During the six months ended March 31, 2003, the Company issued 26,400 shares of common stock to the holders of its convertible notes payable for payment of principal and accrued interest. Principal and accrued interest converted during the six months ended March 31, 2003 totaled $3,818, which was computed based upon terms stipulated in the applicable convertible notes (see note 6).

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  8  SUBSEQUENT  EVENTS
---------------------------

On January 18, 2003, the Company entered into a Memorandum of Understanding with PTL Productions, Inc. (dba Brentwood Magazine) to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller. In connection with the sale, the Company will receive back 200,000 shares of its Series C Preferred Stock and $300,000 of trade credit. As of March 31, 2003 the terms of the sell back have not been consummated and the Company is not operating PTL Productions, Inc. The Company contemplates legal action to retain PTL Productions, Inc. due to the breach.

Bankruptcy

On December 22, 1999, Valencia Entertainment International, LLC, a California limited liability company and the Company's subsidiary ("Valencia Entertainment"), entered into a loan transaction with First Fidelity Investment and Loan, the predecessor-in-interest of Hawthorne Savings, F.S.B., a federal savings bank ("Hawthorne Savings"), evidenced by a Commercial Promissory Note in the original principal amount of $6,000,000. The Commercial Promissory Note is secured by a Deed of Trust, Assignment of Rents, Security Agreement & Fixture Filing (the "Deed of Trust") with respect to real property with a street address of 26030 Avenue Hall and 28343 Avenue Crocker, Valencia, California, owned by Valencia Entertainment (the "Real Property"), with a 90-day right to cure the default. On December 30, 1999, Hawthorne Savings recorded the Deed of Trust with the Los Angeles County Recorder.

Valencia Entertainment was placed in default on February 19, 2003 for defaulting on its monthly payment under the Commercial Promissory Note. The Notice of Default states that the Registrant owes $212,675.43, plus default interest at three percent effective December 21, 2002 as of February 18, 2003.

On February 26, 2003, Valencia Entertainment received a Notice of Default and Election to Sell Under Deed of Trust from Hawthorne Savings. On February 13, 2003, Hawthorne Savings filed the Notice of Default with the Los Angeles County Recorder.

On February 27, 2003, Hawthorne Savings filed an Ex Parte Application for the Appointment of a Receiver and for Issuance of a Temporary Restraining Order Pending Order to Show Cause, or Alternative Relief in Case No. BC 291002 in the Superior Court of the State of California, County of Los Angeles, Central District. On February 27, 2003, Hawthorne Savings also filed a Verified Complaint for Specific Performance of Provisions of Deed of Trust and Absolute Assignment of Rents and Leases for the Appointment of Receiver; Injunctive Relief Pending Receiver Taking Possession and Control of Property; and Judicial Foreclosure of Deed of Trust. Valencia Entertainment has a 90-day right to cure the default. The Company plans to cure the default on or by May 19, 2003 through on going business and receivable collections. The Company may also sell a portion or all of its assets to cure their default, recognizing that the company's equity is substantially higher than its default.

On  February  27,  2003,  a Judge of the Los Angeles Superior Court signed an Ex
Parte Order Appointing Receiver and Order to Show Cause and Temporary Restraining Order - Rents, Issues, and Profits appointing Kenneth A. Krasne of Krasne & Company Res, Inc. as the receiver over the Real Property. As of March 31, 2003, the receiver had received $37.157 in rental payments from Valencia
Entertainment's tenants, which sum will be credited toward the amount that Valencia Entertainment owes Hawthorne Savings.

On April 7, 2003, Valencia Entertainment International, LLC, a California limited liability company and the Company's subsidiary filed a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. The Company contemplates reorganization subject to the Company being able to enter in to new multi-year lease agreements with third parties for use of all of the eight sound stages and obtain refinaincng of the real estate debts or sell the property with leaseback. On May 12, 2003, the Company requested that the court set a claims filing deadline for the earliest date possible.

                          VALCOM, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 PLAN  OF  OPERATION

As  of March 31, 2003, ValCom, Inc. operations were comprised of four divisions:
(1) Studio Rental, (2) Studio Equipment and Personnel Rental, (3) Broadcast Television and (4) Film and Television Production.

STUDIO  RENTAL
--------------

The Company's subsidiary, Valencia Entertainment International, LLC, operates eight sound stages in Valencia, California. Valencia Entertainment International, LLC owns six improved acres on which six of the sound stages are located. Valencia Entertainment International, LLC leases the other two sound stages. Valencia Entertainment International, LLC has a one-year, written lease with a major production company, which leases three of the sound stages and subleases two of the sound stages. Beginning June 2003, the Company has a newly signed one-year lease with five one-year options for all eight sound stages, which will generate $2,100,000 annually with cost-of-living increases.

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

TELEVISION  AND  FILM  PRODUCTION
---------------------------------

The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions (See Note 5).

CHANNEL  8  IN  PALM  SPRINGS,  CALIFORNIA
------------------------------------------
In connection with its joint venture with New Global Communications, Inc., the Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.
We plan to acquire additional television stations and utilize the infrastructure of full-service television and motion picture studios. This would enable Channel 8 to operate at a fraction of the cost compared to other broadcasters in the market.

PUBLISHING
----------

In August, 2002, the Company acquired PTL Productions, Inc. dba Brentwood Magazine, which publishes a Southern California entertainment magazine which has been setting trends in Southern California from Santa Barbara to San Diego for over seven years covering entertainment, business, luxurious lifestyles, travel and fashion. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization, dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. dba Brentwood Magazine and sell PTL Productions, Inc. back to the seller. See Note 8 (Subsequent Events) to the Condensed Consolidated Financial Statements.

                          VALCOM, INC. AND SUBSIDIARIES

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2003  VS.  MARCH  31,  2002
-------------------------------------------------------------

Revenues for the three months ended March 31, 2003 decreased by $1,068,547 or 66.5% from 1,606,187 for the three months ended March 31, 2002 to $537,640 for the same period in 2003. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues. The Company lost a significant sound stage rental customer who had occupied three of the Company's eight sound stages. However, the Company has leased the available sound stage space beginning June 2003 and as part of the Woody Fraser Productions, Inc. arbitration settlement, the Company will generate substantial revenues from an exclusive three-year facilities contract for its Half Day Video, Inc. subsidiary or its studio rental division.

Production costs for the three months ended March 31, 2003 decreased by $317,049 or 83.1% from $381,742 for the three months ended March 31, 2002 to $64,693 for the same period in 2002. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Selling and promotion costs for the three months ended March 31, 2003 decreased by $21,977 or 91.5% from $24,028 for the three months ended March 31, 2002 to $2,051 for the same period in 2002. The decrease was due principally to a decrease in travel expenses.

Depreciation and amortization expense for the three months ended March 31, 2003 increased by $6,107 or 7.4% from $82,428 for the three months ended March 31, 2002 to $88,535 for the same period in 2003. The increase in depreciation and amortization expense is a result of additional tangible and intangible assets being depreciated.

General and administrative expenses for the three months ended March 31, 2003 increased by $333,570 or 51.4% from $648,537 for the three months ended March
31, 2002 to $982,107 for the same period in 2003. The increase was due principally to increased personnel costs, legal and accounting fees, outside services and consulting fees, bad debt expense and property taxes.

Interest expense for the three months ended March 31, 2003 increased by $146,797 or 58.8% from $249,778 for the three months ended March 31, 2002 to $396,575 for the same period in 2003. The increase was due principally to interest on additional debt.

Other income for the three months ended March 31, 2003 increased by $69,642 from 0 for the three months ended March 31, 2002. The increase was due to a gain recognized from the sale of fixed assets and an arbitration settlement.

Due to the factors described above, the Company incurred a net loss of $926,679 for the three months ended March 31, 2003 compared to net income of $219,674 for the same period in 2002.


SIX  MONTHS  ENDED  MARCH  31,  2003  VS.  MARCH  31,  2002
-----------------------------------------------------------

Revenues for the six months ended March 31, 2003 decreased by $4,009,329 or 75.5% from 5,311,898 for the six months ended March 31, 2002 to $1,302,569 for the same period in 2003. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues. The Company lost a significant sound stage rental customer who had occupied three of the Company's eight sound stages. However, the Company has leased the available sound stage space beginning June 2003 and as part of the Woody Fraser Productions, Inc. arbitration settlement, the Company will generate substantial revenues from an exclusive three-year facilities contract for its Half Day Video, Inc. subsidiary or its studio rental division.

Production costs for the six months ended March 31, 2003 decreased by $2,666,916 or 91.3% from $2,922,632 for the six months ended March 31, 2002 to $255,716 for the same period in 2003. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Selling and promotion costs for the six months ended March 31, 2003 decreased by $27,645 or 65.6% from $42,113 for the six months ended March 31, 2002 to $14,468 for the same period in 2003. The decrease was due principally to a decrease in travel expenses.

Depreciation and amortization expense for the six months ended March 31, 2003 increased by $41,435 or 30.7% from $134,840 for the six months ended March 31, 2002 to $176,275 for the same period in 2003. The increase in depreciation and amortization expense is a result of additional tangible and intangible assets being depreciated.
                                      -17-

                          VALCOM, INC. AND SUBSIDIARIES

General and administrative expenses for the six months ended March 31, 2003 increased by $541,637 or 35.5% from $1,524,107 for the six months ended March
31, 2002 to $2,065,744 for the same period in 2003. The increase was due principally to increased personnel costs, legal and accounting fees, outside services and consulting fees and bad debt expense.

Interest expense for the six months ended March 31, 2003 increased by $152,098 or 36.3% from $419,315 for the six months ended March 31, 2002 to $571,413 for the same period in 2003. The increase was due principally to interest on additional debt.

Other income for the six months ended March 31, 2003 increased by $77,642 from 0 for the six months ended March 31, 2002. The increase was due to a gain recognized from the sale of fixed assets and an arbitration settlement.

Due to the factors described above, the Company incurred a net loss of $1,703,405 for the six months ended March 31, 2003 compared to net income of $268,891 for the same period in 2002.

FUTURE  OUTLOOK
---------------

The sale of PTL Productions, Inc. dba Brentwood Magazine back to the seller is not expected to have a significant impact on the Company's revenues or losses. For the six months ended March 31, 2003, PTL Productions, Inc. generated $76,573 or 5.9% of the Company's total sales, while contributing $107,650 or 6.3% of the Company's net loss.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $1,703,405 and a negative cash flow from operations of $503,240 for the six months ended March 31, 2003, and a working capital deficiency of $8,986,411 and an accumulated deficit of $9,829,595 at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $39,670 on March 31, 2003, compared to $343,374 at September 30, 2002. During the six months ended March 31, 2003, net cash used by operating activities totaled $503,240 compared to $329,405 for the comparable six month period in 2002. A significant portion of operating activities included payments for accounting and legal fees, salaries and rent.

Net cash provided by financing activities for the six months ended March 31, 2003 totaled $98,097 compared to cash used of $14,852 for the comparable six month period in 2002. Net cash provided by investing activities during the six months ended March 31, 2003 totaled $101,439 compared to $47,510 during the comparable prior year period due principally to proceeds from the sale of fixed assets.

The above cash flow activities yielded a net cash decrease of $303,704 during the six months ended March 31, 2003 compared to a decrease of $267,043 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $8,986,411 as of March 31, 2003 compared to $999,538 as of September 30, 2002.
The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. Long-term debt as of March 31, 2003 and September 30, 2002 was $9,252,469 and $6,702,593 and related primarily to the Company's owned real estate.

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

                          VALCOM, INC. AND SUBSIDIARIES


The Company anticipates that its proposed sale-leaseback of its studio real estate, stock issuances and projected positive cash flow from operations collectively will generate sufficient funds for the Company's operations for the next 12 months. If the Company's existing cash combined with cash from operating activities is not adequate to finance the Company's operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling additional equity or debt securities, (3) reducing the number of its employees or (4) selling unused fixed assets.


ITEM  3.  DISCLOSURE  CONTROLS  AND  PROCEDURES
-----------------------------------------------

Evaluation  of  Disclosure  Controls  and  Procedures
-----------------------------------------------------

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

3. The minutes of the Board of Directors' and stockholders' meetings were not always complete. Remedy: The Company will implement procedures to be more comprehensive in the preparation of its minutes and to include any and all important matters that affect the Company's operations. The Company will take appropriate steps to ensure that all minutes are properly approved and signed by the applicable parties.

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

                          VALCOM, INC. AND SUBSIDIARIES


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


PART  II--OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

In September 2001, a complaint was filed in the Los Angeles County Superior Court, Russomano et al. v. VEI et al., BC 257989. The plaintiffs are Diane Russomano and Knowledge Booster, Inc. and the defendants include Valcom, Inc. and Valencia Entertainment International ("Valencia"), the Company's president and others. The complaint revolves around prior litigation in which the plaintiffs alleged, among other things, that the show "A.J.'s Time Travelers" violated plaintiffs' rights in a children's television show called "Rickey Rocket". That case went to trial, and plaintiffs obtained judgments against a number of defendants, including a judgment in the amount of $3 million against Rickey Rocket Enterprises ("RREI") and a judgment in the amount of $1.2 million against Time Travelers, Inc. ("TTI"). The complaint asserted two causes of action against the Company, Valencia and other defendants. The first cause of action alleges the Company was the "alter ego" of RREI and/or TTI and is therefore liable for the judgments against those entities. The second cause of action was for malicious prosecution and that cause has been dismissed with prejudice. Valencia became a distributor for A.J. Time Travelers, Inc. but not until four years after the alleged wrongdoing occurred. Therefore management believes it should not be a party to this action. The complaint now seeks damages in the amount of $4.2 million, together with interest from the date of entry of prior judgement. The trial date is currently October 27, 2003. Discovery in the case is currently ongoing. The parties have exchanged documents and written responses to discovery. Plaintiffs have been diposed, but none of the defendants has yet been deposed. The Company filed a motion for summary judgement seeking dismissal of claims against it. There are no accruals in the accompanying consolidated financial statements for this matter. The Company believes the allegations are without merit and intends to vigorously defend it. In addition, a related party has agreed to indemnify the Company if the company sustains any loss in this case.

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

On November 26, 2001, Valencia Entertainment International, LLC filed a complaint alleging a breach of contract, conversion, intentional misrepresentation and negligent misrepresentation. On March 28, 2002, Tri-Crown Productions, Inc. filed a Cross- Complaint against Valencia Entertainment International, LLC, Valcom, Inc., Valencia Entertainment International, LTD. and Vince Vellardita, seeking $50,000 in specified damages, for breach of written contract, breach of oral contract, quantum meruit, unjust enrichment, conversion and replevin. The dispute involves the ownership of certain equipment and claims of non-payment for services rendered. Each side seeks return of certain equipment and damages for non-payment of the services rendered. The parties executed a settlement agreement on January 15, 2003 resolving this dispute in full.
On October 30, 2002, Coffin Communications Group, Inc. filed a lawsuit against the Company for breach of a public relations consulting contract. Coffin Communications Group, Inc. seeks monetary damages in the amount of $197,000, plus punitive damages. The Company estimates the potential loss from the lawsuit to be between $5,000 and $70,000 and has accrued $40,000 for the potential loss at March 31, 2003. The Company will vigorously defend itself against these claims.

On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly owned subsidiary of the Company. The Company disputes liability and is vigorously defending the claims. The matter is not yet at issue and no discovery has yet taken place. There is no accrual relating to this matter in the accompanying consolidated balance sheet at March 31, 2003.

                          VALCOM, INC. AND SUBSIDIARIES


On January 1, 2001, ValCom, Inc. ("ValCom"), Woody Fraser Productions, Inc. and Woody Fraser (collectively, "WFP") entered into a Joint Venture Agreement for the purpose of developing and producing various television projects. In August 2002, a dispute between ValCom and WFP arose out of the Joint Venture Agreement. On February 10, 2003, ValCom and WFP began to arbitrate the dispute and on February 11, 2003, ValCom and WFP attempted to resolve the dispute in mediation. The parties resolved the dispute and have finalized a settlement agreement with the following terms:

-     ValCom  received  an  undisclosed  settlement.

- ValCom is no longer liable for the fee's due WFP for the remaining 2 years of the Joint Venture.

- WFP will exclusively rent facilities of ValCom for three years, which can be extended for two additional years. Additionally, WFP will receive a 10% discount on all gross rentals from each facility's contract generated.


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

                          VALCOM, INC. AND SUBSIDIARIES


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

                                  VALCOM, INC.


Date:  June 6,  2003                 By:  /s/Vince  Vellardita
                                      -------------------------------------
                                      Vince  Vellardita  Chairman  of  the
                                      Board  and  Chief  Executive  Officer
                                     (Principal  executive  officer)




In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature   Title  Date
 ---------   -----  ----


BY:  /s/Vince  Vellardita   CEO/President  June 6,  2003
     --------------------                  -------------
     Vince  Vellardita      Chairman  of  the  Board


BY:  /s/  Don  Magier   Controller  (principal  accounting officer) June 6, 2003
     ----------------                                               ------------
      Don  Magier

EXHIBIT  99.1

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

I, Vince Vellardita, the Chief Executive Officer of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  June 6,  2003
        --------------



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

I, Don Magier, the Controller (principal accounting officer) of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  June 6,  2003
        --------------



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


     In connection with the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  June 6,  2003



                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer

     In connection with the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  June 6,  2003



                         By:     /s/  Donald  P.  Magier
                                 -----------------------
                                 Donald  P.  Magier
                                 Treasurer,  Controller  and
                                 Principal  accounting  officer