Form 10QSB
period 2003-06-30
VALCOM  INC
filed 2003-08-14
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

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

                          COMMON STOCK $0.001 PAR VALUE
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of June 30, 2003 the issuer had 12,590,833 shares of its $0.001 par value common stock outstanding.

                                  VALCOM, INC.

                                   FORM 10-QSB
                                      INDEX
                                                                        Page
PART  I.    FINANCIAL  INFORMATION

Item  1.    Condensed  Consolidated  Financial  Statements
            Condensed  Consolidated  Balance  Sheet  as  of
             June  30,  2003  (unaudited)                                  3

            Condensed  Consolidated  Statements  of  Operations
             for  the  three  and  nine  months  ended  June  30,  2003
             and  2002  (unaudited)                                        5

            Condensed  Consolidated  Statements  of  Cash  Flows
             for  the  nine  months  ended  June  30,  2003  and
             2002  (unaudited)                                             7

            Notes  to  Condensed  Consolidated  Financial  State-
             ments  (unaudited)                                            8

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

Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  JUNE 30, 2003


                                     ASSETS
                                     ------
Current  Assets:
Cash  &  cash  equivalents                          $   56,636
Accounts  receivable,  net                              91,231
Other  receivables                                      39,574
Note  receivable,  current                              70,357
                                                   -----------
Total  Current  Assets                                 257,798

Property  and  equipment  -  net                    11,656,320
Prepaid  development  costs                            112,884
Deferred  financing  costs                             183,600
Deposits  and  other  assets                           103,392
                                                  ------------
Total  Assets                                    $  12,313,994
                                                  ============

     See accompanying notes to the condensed unaudited consolidated financial statements
                                       -3-

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities  Not  Subject  To  Compromise
Current  Liabilities:
Accounts  payable                                  $   277,110
Accrued  interest                                      536,260
Accrued  expenses                                      175,163
Due  to  related  parties,  current  portion             9,400
Notes  payable                                       7,862,373
                                                   -----------
Total  Current  Liabilities                          8,860,306

Liabilities  Subject  To  Compromise
Prepetition  trade  accounts  payable                  206,249
Prepetition  Payables  due  to  related  parties       124,963
Prepetition  accrued  expenses                         131,902
                                                   -----------
Total  Liabilities                                $  9,323,420
                                                   -----------

Commitments  and  contingencies

Stockholders'  Equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding                            38
Series  C,  5,000,000  shares  authorized;  1,780,000
shares  issued  and  outstanding                         1,780
Series  D,  1,250,000  shares  authorized;  1,250,000
shares  issued  and  outstanding                         1,250
Common  stock,  par  value  $.001;  100,000,000  shares
authorized,  12,590,833
shares  issued  and  outstanding                        12,611

Additional  paid-in  capital                        13,223,753

Deferred  compensation                                (275,191)

Accumulated  deficit                                (9,950,145)

Treasury  stock,  at  cost  (35,000  shares)           (23,522)
                                                   -----------
Total  Stockholders'  Equity                         2,990,574
                                                   -----------
Total  Liabilities  and  Stockholders'  Equity     $12,313,994
                                                   ===========

     See accompanying notes to the condensed unaudited consolidated financial statements
                                       -4-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Three  months  ended
                                             June  30,
                                       2003            2002
                                       ----            ----
Revenue
  Rental                             $   536,978  $   787,952
  Production                             182,453    2,838,936
  Other                                  (76,573)           -
                                      ----------   ----------
      Total  Revenue                     642,858    3,626,888
                                      ----------   ----------
Cost  and  Expenses:
  Production                              17,354    2,760,600
  Selling  and  promotion                  4,074       37,006
  Depreciation  and  amortization         85,545      180,570
  General  and  administrative           408,847      771,881
                                      ----------   ----------
      Total  Costs  and  Expenses        515,820    3,750,057
                                      ----------   ----------
Operating  Income  (loss)                127,038     (123,169)

Other  Income  (Expense):
    Interest  expense,  net             (203,095)    (715,195)
    Gain  on  sale  of  assets            34,000            -
    Loss  on  Equity  Investment         (49,713)           -
                                      ----------   ----------
      Total  Other  Expense             (218,808)    (715,195)
                                      ----------   ----------
Loss  from  continuing  operations       (91,770)    (838,364)

Discontinued  Operations:
    Operating  loss  from
      discontinued  operations          (109,167)           -
    Net  gain  on  disposal  of
      Discontinued  operations            80,388            -
                                      ----------   ----------
Net  loss                            $  (120,549)  $ (838,364)
                                      ==========   ==========

Basic  and  diluted  loss  per  share
  from  continuing  operations       $     (0.01) $     (0.09)
                                      ==========   ==========
Basic  and  diluted  loss  per  share
  From  discontinued  operations     $     (0.00) $     (0.00)
                                      ----------  -----------
Basic  and  diluted  loss  per share $     (0.01) $     (0.09)
                                      ----------  -----------
Weighted  Average  Shares
Outstanding:
      Basic  and  diluted             12,600,064    9,757,649
                                      ==========  ===========

     See accompanying notes to the condensed unaudited consolidated financial statements
                                       -5-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


Nine  months  ended
                                             June  30,
                                       2003            2002
                                       ----            ----
Revenue
  Rental                          $  1,560,005     $  2,743,572
  Production                           385,422        6,195,214
                                    ----------       ----------
      Total  Revenue                 1,945,427        8,938,786
                                       ----------    ----------
Cost  and  Expenses:
  Production                           273,070        5,683,232
  Selling  and  promotion               18,542           79,119
  Depreciation  and  amortization      261,820          315,410
  General  and  administrative       2,474,591        2,295,988
                                    ----------       ----------
      Total  Costs  and  Expenses    3,028,023        8,373,749
                                    ----------       ----------
Operating  (loss)  Income           (1,082,596)         565,037

Other  Income  (Expense):
    Interest  expense,  net           (774,508)      (1,134,510)
    Gain  on  sale  of  assets          61,642                -
    Loss  on  Equity  Investment       (49,713)               -
    Other  income                       50,000                -
                                    ----------       ----------
      Total  Other  Expense           (712,579)      (1,134,510)
                                    ----------       ----------
Loss  from  continuing  operations  (1,795,175)        (569,473)

Discontinued  Operations:
    Operating  loss  from
      discontinued  operations        (109,167)               -
    Net  gain  on  disposal  of
      discontinued  operations          80,388                -
                                    ----------       ----------
Net  loss                        $  (1,823,954)     $  (569,473)
                                  ============       ==========

Basic  and  diluted  loss  per  share
  From  continuing  operations   $       (0.15)     $     (0.06)
                                    ==========       ==========
Basic  and  diluted  loss  per  share
  from  discontinued  operations $       (0.00)     $     (0.00)
                                    ----------       ----------
Basic and diluted loss per share $       (0.15)      $    (0.06)
                                    ----------       ----------
Weighted  Average  Shares
Outstanding:
      Basic  and  diluted           11,858,208        9,577,079
                                    ==========      ===========

     See accompanying notes to the condensed unaudited consolidated financial statements
                                       -6-

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                         Nine  Months  ended
                                                               June  30,
                                                       2003             2002
                                                       -----            -----
Operating  Activities:
Net  loss                                        $  (1,823,955)      $ (569,473)
Adjustments  to  reconcile  net  (loss)  income
to  net  cash  used  in  operating  activities:
    Depreciation  and  amortization                    261,820          315,410
    Bad  debt  expense                                  56,606                -
    Gain  on  sale  of  fixed  assets                  (61,642)               -
    Stock  issued  for  services                       140,376           98,333
    Stock  issued  for  compensation                    54,475                -

Changes  in  assets  and  liabilities:
    Receivables                                        (18,973)        (127,180)
    Prepaid  expenses                                  (31,952)        (434,192)
    Other  assets                                      241,897                -
    Deferred  Compensation                             129,357                -
    Accounts  payable  and  accrued  expenses          710,951          (23,953)
    Production  deposits                                     -         (765,656)
    Deposits                                           (63,979)          (2,669)
                                                    ----------      -----------
Net  Cash  used  by  Operating Activities           (  405,019)      (1,509,380)
                                                    ----------      -----------
Investing  Activities:
    Acquisition  of  fixed  assets                           -        (  71,896)
    Notes  receivable  payments                         66,101          115,000
    Proceeds  from  sale  of  fixed  assets             84,159                -
                                                   -----------      -----------
Net  Cash  Provided  by  Investing  Activities         150,260           43,104
                                                   -----------      -----------
Financing  Activities:
    Principal  borrowings  on  notes                   234,463        1,489,143
    Principal  repayments  on  notes                  (174,807)        (150,837)
    Issuance  of  preferred  stock  and  warrants            -          930,000
    Due  to  related  party                            (91,635)               -
    Deferred  financing  costs                               -         (221,999)
                                                   -----------      -----------
Net  Cash  (used)  provided  by  Financing Activities  (31,979)       2,046,307
                                                   -----------      -----------
Net  (decrease)  increase in  Cash & cash equivalents (286,738)         580,031
Cash  &  cash  equivalents  at  beginning of period    343,374          420,857
                                                   -----------      -----------
Cash  &  cash  equivalents  at  end of period      $    56,636      $ 1,000,888
                                                   ===========      ===========
Supplemental  disclosure  of  cash  flow  information:
    Interest  paid                                 $   284,402      $ 1,129,646
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

     e) Magazine publication - Operating under the name Brentwood Magazine, the Company derived advertising revenues from the publishing of a southern California magazine covering entertainment, business, luxurious lifestyles, travel and fashions. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller. The Company is still in process of consummating the transaction while the accompanying condensed consolidated financial statements include the recording of disposal of PTL Productions, Inc.

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

The audited consolidated financial statements of the Company for the year ended September 30, 2002 were filed on February 19, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
The consolidated financial statements include the accounts of ValCom, Inc. and two wholly-owned subsidiaries, Valencia Entertainment International, LLC, which was acquired effective February 2001 and Half Day Video, Inc., which was acquired effective March 2001.

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

CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has two customers who accounted for approximately 99% of total rental revenues for the nine months ended June 30, 2003. As of June 30, 2003, all eight sound and production stages were under non-cancelable operating leases for one year from a major production company.

Financial instruments that potentially subject the Company to concentrations of risk consist of trade receivables principally arising from monthly leases from television producers. The Company continuously monitors the credit-worthiness of its customers to minimize its credit risk.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------
The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments. None of the financial instruments are held for trading purposes. As of June 30, 2003, accounts receivable is reported net of a $91,231 allowance for bad debts.

GOING  CONCERN
--------------

The Company's condensed consolidated financial statements as of June 30, 2003 and for the three and nine months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net loss of $120,549 and $1,823,954 for the three and nine months then ended and a negative cash flow from operations of $405,019 for the nine months ended June 30, 2003, and a working capital deficiency of $8,602,508 and an accumulated deficit of $9,950,145 at June 30, 2003. On April 7, 2003, Valencia Entertainment International, LLC, a California limited liability company and the Registrant's subsidiary filed a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note 8). These conditions raise doubt about the Company's ability to continue as a going concern.

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

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company's subsidiary, Valencia Entertainment International, LLC, is currently leasing all eight of the Company's production stages to Paramount Pictures under a 1-year contract with a 5-yearly renewal options. The Company will offer Paramount its renting production equipment and personnel from Half Day Video, Inc., another Company subsidiary. Thus, the Company's synergistic relationship with Half Day Video, Inc. can enhance its revenue-generation.

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


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 12,600,064 and 11,858,208 for the three and nine months ended June 30, 2003 and 9,757,649 and 9,577,079 for the three and nine months ended June 30, 2002, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive or their conversion price was greater than the average market price of the Company's common stock.

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE  3  SEGMENT  INFORMATION
-----------------------------
                                Studio   Studio Equip   Film & TV
                                Rental         Rental   Production      Total
                             ---------  -------------   ----------      -----
As  of  and  for  the  nine  months  ended  June  30,

2003
----
Revenues                  $  1,602,313    $   343,114   $       0 $  1,945,427
Operating  loss               (929,978)      (  7,692)  (144,926)  (1,082,596)
Total  Assets               12,141,320        172,674           0   12,313,994
Depreciation and Amortizatio   224,620         37,200           0      261,820

2002
----
Revenues                $    3,297,914   $  1,041,356  $4,599,516 $  8,938,786
Operating  Income              418,584         40,394     106,059      565,037
Total  Assets               15,064,066        416,964     107,124   15,588,154
Depreciation and Amortization  278,410         37,000           0      315,410

NOTE  4:  INVESTMENT
--------------------

The investment held by the Company consists of a 45% ownership interest in ValCom Broadcasting, LLC, a New York limited liability company. The investment is accounted for on the equity method. Pertinent financial information for ValCom Broadcasting, LLC as of June 30, 2003 is as follows:

BALANCE  SHEET:

            Assets                                 $     839,368
                                                   -------------

            Liabilities                            $      50,000
            Equity                                       789,368
                                                   -------------
                                                   $     839,368
                                                   -------------

INCOME  STATEMENT:
     Revenues                                      $           0
     Expenses                                            110,473
                                                   -------------
          Net  loss                                      110,473
                                                   X          45%
                                                    ------------

 Company's  share  of  net  loss                   $      49,713
                                                   -------------

NOTE  5  LITIGATION
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

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Therefore management believes it should not be a party to this action. The complaint now seeks damages in the amount of $4.2 million, together with interest from the date of entry of prior judgement. The trial date is currently October 27, 2003. Discovery in the case is currently ongoing. The parties have exchanged documents and written responses to discovery. Plaintiffs have been deposed, but none of the defendants has yet been deposed. The Company filed a motion for summary judgement seeking dismissal of claims against it. There are no accruals in the accompanying consolidated financial statements for this matter. The Company believes the allegations are without merit and intends to vigorously defend it. In addition, a related party has agreed to indemnify the Company if the Company sustains any loss in this case. The parties executed a settlement agreement on August 6, 2003 resolving this dispute in full. The Plaintiffs have dismissed ValCom with prejudice and at no cost to the Company.

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

On November 26, 2001, Valencia Entertainment International, LLC filed a complaint alleging a breach of contract, conversion, intentional misrepresentation and negligent misrepresentation. On March 28, 2002, Tri-Crown Productions, Inc. filed a Cross-Complaint against Valencia Entertainment International, LLC, ValCom, Inc., Valencia Entertainment International, LTD. and Vince Vellardita, seeking $50,000 in specified damages, for breach of written contract, breach of oral contract, quantum meruit, unjust enrichment, conversion and replevin. The dispute involves the ownership of certain equipment and claims of non-payment for services rendered. Each side seeks return of certain equipment and damages for non-payment of the services rendered. The parties executed a settlement agreement on January 15, 2003 resolving this dispute in full. The parties executed a settlement agreement on July 10, 2003 resolving this dispute in full.

On October 30, 2002, Coffin Communications Group, Inc. filed a lawsuit against the Company for breach of a public relations consulting contract. Coffin Communications Group, Inc. seeks monetary damages in the amount of $197,000, plus punitive damages. The Company estimates the potential loss from the lawsuit to be between $5,000 and $70,000 and has accrued $40,000 for the potential loss at June 30, 2003. The parties executed a settlement agreement on July 10, 2003 resolving this dispute in full.

On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly owned subsidiary of the Company. The Parties have entered mediation to resolve the dispute.

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

In connection with the Series D Preferred Stock financing, the Company has also issued 2,800,000 shares of its common stock to be held in escrow based upon the terms of the financing agreement. The financing agreement requires the Company to hold in escrow 1,250,000 shares of common stock as a deposit in anticipation of the preferred stockholder's conversion of 1,250,000 shares of Series D Preferred Stock, an additional 1,300,000 shares of common stock as a deposit in anticipation of the preferred stockholder's exercise of warrants to purchase 1,300,000 shares of common stock, and an additional 250,000 shares of common stock as a deposit in anticipation of the placement agents' exercise of its VACM Units. As discussed above, the Series D Preferred Stock can be converted at any time to common stock on a 1 for 1 basis. At June 30, 2003, none of the 2,800,000 common shares have been released from escrow and are not considered outstanding for purposes of computing weighted average shares outstanding.

In connection with the acquisition of PTL Productions, Inc. (dba Brentwood Magazine), the Company was to issue 400,000 shares of Series C preferred stock, convertible 1 for 1 into common shares. The Value of the preferred stock was $252,000 or $.63 per share based on the value of the Company's common stock on the date of acquisition. On December 6, 2002 the Company issued 380,000 shares of Series C Preferred Stock valued at $239,400. The par value of the 380,000 shares of Series C Preferred Stock ($380) is included in preferred stock while the remaining value ($239,020) is included in additional paid-in-capital. In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. back to the seller. In connection with the sale, the Company will receive back 200,000 shares of its Series C Preferred Stock and $300,000 of trade credit. As of June 30, 2003 the terms of the sell back have not been consummated and the Company is not operating PTL Productions, Inc. As a result, the accompanying condensed consolidated financial statements include the recording of disposal of PTL Productions, Inc. The Company contemplates legal action to enforce the terms of the agreement.

At June 30, 2003, the Company is in the process of canceling approximately 1.1 million shares of Series C Preferred Stock.

(B)  COMMON  STOCK
------------------
During the nine months ended June 30, 2003, the Company issued 975,000 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $140,376, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the nine months ended June 30, 2003, the Company issued 597,500 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $54,475, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the nine months ended June 30, 2003, the Company issued 26,400 shares of common stock in lieu of debt retirement. Total value of the debt retired was approximately $3,870, which was computed based upon the market prices of the common stock issued on the applicable payment dates.

                          VALCOM, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At June 30, 2003, the Company is in the process of canceling approximately 350,000 shares of common stock.

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
-------------

During the nine months ended June 30, 2003, the Company issued 26,400 shares of common stock to the holders of its convertible notes payable for payment of principal and accrued interest. Principal and accrued interest converted during the nine months ended June 30, 2003 totaled $3,818, which was computed based upon terms stipulated in the applicable convertible notes (see note 6).

NOTE  8  SUBSEQUENT  EVENTS
---------------------------

On January 18, 2003, the Company entered into a Memorandum of Understanding with PTL Productions, Inc. (dba Brentwood Magazine) to cancel the Agreement and Plan of Reorganization dated August 2, 2002, pursuant to which the Company acquired PTL Productions, Inc. (dba Brentwood Magazine) and sell PTL Productions, Inc. (dba Brentwood Magazine) back to the seller. In connection with the sale, the Company will receive back 200,000 shares of its Series C Preferred Stock and $300,000 of trade credit. As of June 30, 2003 the terms of the sell back have not been consummated and the Company is not operating PTL Productions, Inc. The Company contemplates legal action to enforce the terms of the agreement.

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

On  February  27,  2003,  a Judge of the Los Angeles Superior Court signed an Ex
Parte Order Appointing Receiver and Order to Show Cause and Temporary Restraining Order - Rents, Issues, and Profits appointing Kenneth A. Krasne of Krasne & Company Res, Inc. as the receiver over the Real Property. As of June 1, the receiver was removed, and the Company once again assumed possession of its real property and operations.

                          VALCOM, INC. AND SUBSIDIARIES


On April 7, 2003, Valencia Entertainment International, LLC, a California limited liability company and the Company's subsidiary filed a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. The Company contemplates reorganization subject to the Company being able to enter in to new multi-year lease agreements with third parties for use of all of the eight sound stages and obtain refinancing of the real estate debts or sell the property with leaseback. On May 12, 2003, the Company requested that the court set a claims filing deadline for the earliest date possible.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 PLAN  OF  OPERATION

As  of  June 30, 2003, ValCom, Inc. operations were comprised of four divisions:
(1) Studio Rental, (2) Studio Equipment and Personnel Rental, (3) Broadcast Television and (4) Film and Television Production.

STUDIO  RENTAL
--------------

The Company and its subsidiary, Valencia Entertainment International, LLC, operates eight sound stages in Valencia, California. Valencia Entertainment International, LLC owns six improved acres on which six of the sound stages are located. The Company leases the other two sound stages. Beginning June 2003, the Company and its subsidiary has a newly signed one-year lease with five one-year options for all eight sound stages, which will generate $2,100,000 annually with cost-of-living increases.

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

CHANNEL  8  IN  PALM  SPRINGS,  CALIFORNIA
------------------------------------------
In connection with its joint venture with New Global Communications, Inc., the Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.
The Company plans to acquire additional television stations and utilize the infrastructure of full-service television and motion picture studios. This would enable Channel 8 to operate at a fraction of the cost compared to other broadcasters in the market.

                          VALCOM, INC. AND SUBSIDIARIES

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2003  VS.  JUNE  30,  2002
-----------------------------------------------------------

Revenues for the three months ended June 30, 2003 decreased by $2,984,030 or 82.3% from 3,626,888 for the three months ended June 30, 2002 to $642,858 for the same period in 2003. The decrease in revenue was principally due to decreased  production  revenues  associated  with  the  joint venture with Woody
Fraser  Productions  and  decreased  rental  revenues.   The  Company  lost  a
significant sound stage rental customer who had occupied three of the Company's eight sound stages. However, the Company has leased the available sound stage space beginning June 2003 and as part of the Woody Fraser Productions, Inc. arbitration settlement, the Company will generate substantial revenues from an exclusive three-year facilities contract for its Half Day Video, Inc. subsidiary or its studio rental division.

Production costs for the three months ended June 30, 2003 decreased by $2,743,246 or 99.4% from $2,760,600 for the three months ended June 30, 2002 to $17,354 for the same period in 2003. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Selling and promotion costs for the three months ended June 30, 2003 decreased by $32,932 or 89.0% from $37,006 for the three months ended June 30, 2002 to $4,074 for the same period in 2003. The decrease was due principally to a decrease in travel and public relations expenses.

Depreciation and amortization expense for the three months ended June 30, 2003 decreased by $95,025 or 52.6% from $180,570 for the three months ended June 30, 2002 to $85,545 for the same period in 2003. The decrease in depreciation and amortization expense was due to decreased amortization related to the write off of prepaid loan fees in the prior year period.

General and administrative expenses for the three months ended June 30, 2003 decreased by $363,034 or 47.0% from $771,881 for the three months ended June 30, 2002 to $408,847 for the same period in 2003. The decrease was due principally to decreased personnel costs, legal and accounting fees, outside services and consulting fees, insurance and rent expense.

Interest expense for the three months ended June 30, 2003 decreased by $512,100 or 71.6% from $715,195 for the three months ended June 30, 2002 to $203,095 for the same period in 2003. The decrease was due principally to the write off of interest associated with convertible debt in the prior year period.

Other income and expense for the three months ended June 30, 2003 decreased by $15,713 from 0 for the three months ended June 30, 2002. The decrease was due to a gain recognized from the sale of fixed assets offset by the loss recorded on equity investment of ValCom Broadcasting, LLC.

Net Loss from discontinued operations for the three months ended June 30, 2003 were $28,779 compared to 0 for the same period in 2002. These expenses represent the operating loss from discontinued operations partially offset by the gain on disposal of discontinued operations of Brentwood Magazine.

Due to the factors described above, the Company's net loss decreased by $717,815 from $838,364 for the three months ended March 31, 2002 to $120,549 for the same period in 2003.


NINE  MONTHS  ENDED  JUNE  30,  2003  VS.  JUNE  30,  2002
----------------------------------------------------------

Revenues for the nine months ended June 30, 2003 decreased by $6,993,359 or 78.2% from 8,938,786 for the nine months ended June 30, 2002 to $1,945,427 for the same period in 2003. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody
Fraser Productions and decreased rental revenues. The Company lost a significant sound stage rental customer who had occupied three of the Company's eight sound stages. However, the Company has leased the available sound stage space beginning June 2003 and as part of the Woody Fraser Productions, Inc. arbitration settlement, the Company will generate substantial revenues from an exclusive three-year facilities contract for its Half Day Video, Inc. subsidiary or its studio rental division.

Production costs for the nine months ended June 30, 2003 decreased by $5,410,162 or 95.2% from $5,683,232 for the nine months ended June, 2002 to $273,070 for the same period in 2003. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

                          VALCOM, INC. AND SUBSIDIARIES

Selling and promotion costs for the nine months ended June 30, 2003 decreased by $60,577 or 76.6% from $79,119 for the nine months ended June 30, 2002 to $18,542 for the same period in 2003. The decrease was due principally to a decrease in travel and public relations expenses.

Depreciation and amortization expense for the nine months ended June 30, 2003 decreased by $53,590 or 17.0% from $315,410 for the nine months ended June 30, 2002 to $261,820 for the same period in 2003. The decrease in depreciation and amortization expense is due to decreased amortization related to the write off of prepaid loan fees in the prior year period.

General and administrative expenses for the nine months ended June 30, 2003 increased by $178,603 or 7.8% from $2,295,988 for the nine months ended June 30, 2002 to $2,474,591 for the same period in 2003. The increase was due principally to increased property taxes, legal and accounting fees, outside services and consulting fees and bad debt expense, partially offset by decreases in personnel costs and reimbursable expenses.

Interest expense for the nine months ended June 30, 2003 decreased by $360,002 or 31.7% from $1,134,510 for the nine months ended June 30, 2002 to $774,508 for the same period in 2003. The decrease was due principally to the write off of interest associated with convertible debt in the prior year period.

Other income and expense for the nine months ended June 30, 2003 increased by $61,929 from 0 for the nine months ended June 30, 2002. The increase was due to a gain recognized from the sale of fixed assets and an arbitration settlement, partially offset by the loss recorded on equity investment of ValCom Broadcasting, LLC.

Net loss from discontinued operations for the nine months ended June 30, 2003 were $28,779 compared to 0 for the same period in 2002. These expenses represent the operating loss from discontinued operations partially offset by the gain on disposal of discontinued operations of Brentwood Magazine.

Due to the factors described above, the Company's net loss increased by $1,254,481 from $569,473 for the nine months ended March 31, 2002 to $1,823,954 for  the  same  period  in  2003.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $1,823,954 and a negative cash flow from operations of $405,019 for the nine months ended June 30, 2003, and a working capital deficiency of $8,602,508 and an accumulated deficit of $9,950,145 at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $56,636 on June 30, 2003, compared to $343,374 at September 30, 2002. During the nine months ended June 30, 2003, net cash used by operating activities totaled $405,019 compared to $1,509,380 for the comparable nine month period in 2002. A significant portion of operating activities included payments for accounting and legal fees, salaries and rent.

Net cash used by financing activities for the nine months ended June 30, 2003 totaled $31,979 compared to cash provided of $2,046,307 for the comparable nine month period in 2002, due to decreased borrowings and increased repayments on notes during the current period. Net cash provided by investing activities during the nine months ended June 30, 2003 totaled $150,260 compared to $43,104 during the comparable prior year period due principally to proceeds from the sale of fixed assets.

The above cash flow activities yielded a net cash decrease of $286,738 during the nine months ended June 30, 2003 compared to a increase of $580,031 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $8,602,508 as of June 30, 2003 compared to $999,538 as of September 30, 2002.
The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. Long-term debt as of June 30, 2003 and September 30, 2002 was $8,860,306 and $6,702,593 and related primarily to the Company's owned real estate.

                          VALCOM, INC. AND SUBSIDIARIES

On January 14, 2003, the Company's subsidiary, Valencia Entertainment International, LLC, entered into an Exclusive Sales Listing Agreement with a commercial real estate broker to sell the real property serving as the Company's headquarters located at 26030 Avenue Hall in Valencia, California. The Exclusive Sales Listing Agreement lists the property at $11,850,000. The Exclusive Sales Listing Agreement requires Valencia Entertainment International, LLC to pay a commission to the broker of four percent of the gross sales price if the broker sells the real property. The Company intends to engage in a sale-leaseback transaction with respect to its real property to generate funds for working capital and payment of debts. However, there is no assurance that the Company's property will be sold or that it will be sold for $11,850,000 or on terms otherwise favorable to the Company. This Exclusive Sales Listing Agreement has subsequently expired; and the Company is currently seeking a new agent.

The Company's subsidiary, Valencia Entertainment International, LLC, is currently leasing all eight of the Company's production stages to Paramount Pictures under a 1-year contract with a 5-yearly renewal options. The Company will offer Paramount its renting production equipment and personnel from Half Day Video, Inc., another Company subsidiary. Thus, the Company's synergistic relationship with Half Day Video, Inc. can enhance its revenue-generation.

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

                          VALCOM, INC. AND SUBSIDIARIES

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


PART  II--OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

In September 2001, a complaint was filed in the Los Angeles County Superior Court, Russomano et al. v. VEI et al., BC 257989. The plaintiffs are Diane Russomano and Knowledge Booster, Inc. and the defendants include Valcom, Inc. and Valencia Entertainment International ("Valencia"), the Company's president and others. The complaint revolves around prior litigation in which the plaintiffs alleged, among other things, that the show "A.J.'s Time Travelers" violated plaintiffs' rights in a children's television show called "Rickey Rocket". That case went to trial, and plaintiffs obtained judgments against a number of defendants, including a judgment in the amount of $3 million against Rickey Rocket Enterprises ("RREI") and a judgment in the amount of $1.2 million against Time Travelers, Inc. ("TTI"). The complaint asserted two causes of action against the Company, Valencia and other defendants. The first cause of action alleges the Company was the "alter ego" of RREI and/or TTI and is therefore liable for the judgments against those entities. The second cause of action was for malicious prosecution and that cause has been dismissed with prejudice. Valencia became a distributor for A.J. Time Travelers, Inc. but not until four years after the alleged wrongdoing occurred. Therefore management believes it should not be a party to this action. The complaint now seeks damages in the amount of $4.2 million, together with interest from the date of entry of prior judgement. The trial date is currently October 27, 2003. Discovery in the case is currently ongoing. The parties have exchanged documents and written responses to discovery. Plaintiffs have been deposed, but none of the defendants has yet been deposed. The Company filed a motion for summary judgement seeking dismissal of claims against it. There are no accruals in the accompanying consolidated financial statements for this matter. The Company believes the allegations are without merit and intends to vigorously defend it. In addition, a related party has agreed to indemnify the Company if the Company sustains any loss in this case. On August 6, 2003, the Plaintiffs have dismissed ValCom with prejudice and at no cost to the Company.

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

                          VALCOM, INC. AND SUBSIDIARIES

The dispute involves the ownership of certain equipment and claims of non-payment for services rendered. Each side seeks return of certain equipment and damages for non-payment of the services rendered. The parties executed a settlement agreement on January 15, 2003 resolving this dispute in full.

On October 30, 2002, Coffin Communications Group, Inc. filed a lawsuit against the Company for breach of a public relations consulting contract. Coffin Communications Group, Inc. seeks monetary damages in the amount of $197,000, plus punitive damages. The Company estimates the potential loss from the lawsuit to be between $5,000 and $70,000 and has accrued $40,000 for the potential loss at June 30, 2003. The Company will vigorously defend itself against these claims. The parties executed a settlement agreement on July 10, 2003 resolving this dispute in full.

On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly owned subsidiary of the Company. The Company disputes liability and is vigorously defending the claims. The matter is currently in mediation in order to resolve the cause. There is no accrual relating to this matter in the accompanying consolidated balance sheet at June 30, 2003.

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

                                  VALCOM, INC.



Date:  August  14,  2003              By:  /s/Vince  Vellardita
                                     -------------------------------------
                                      Vince  Vellardita  Chairman  of  the
                                      Board  and  Chief  Executive  Officer
                                      (Principal  executive  officer)




In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                  Title                           Date
----------                  -----                           ----


BY:  /s/Vince  Vellardita   CEO/President                   August  14, 2003
     --------------------                                   ----------------
     Vince Vellardita       Chairman  of  the  Board

BY:  /s/  Don Magier        Controller                      August  14, 2003
     ---------------        (principal accounting officer)  ----------------
     Don  Magier

EXHIBIT  99.1

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

I, Vince Vellardita, the Chief Executive Officer of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August  14,  2003
        -----------------



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

I, Don Magier, the Controller (principal accounting officer) of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August  14,  2003
        -----------------



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


     In connection with the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  August  14,  2003


                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer

     In connection with the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  August  14,  2003



                         By:     /s/  Donald  P.  Magier
                                 -----------------------
                                 Donald  P.  Magier
                                 Treasurer,  Controller  and
                                 Principal  accounting  officer