Form 10KSB
period 2003-09-30
VALCOM  INC
filed 2004-02-17
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2003

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

Issuer's revenues for its most current fiscal year: $2,281,879 Aggregate market value of the voting stock as of
September 30, 2003 :                                            $5,558,108
Number  of  common  shares  outstanding  as  of  9/30/03
at  $.001  par  value:                                          12,925,833

Documents  Incorporated  By  Reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  ____  No  _X_

                             DATED FEBRUARY 13, 2004


                        Table  of  Contents
Item     Page
Number   Number Item  Caption
------   ------ ------------
Part  I
------

Item  1.    3   Description  of  Business
Item  2.    7   Description  of  Properties
Item  3.    8   Legal  Proceedings
Item  4.    8   Submission  of  Matters  to  a  Vote  of  Security  Holders

Part  II
-------

Item  5.    9   Market for Common Equity and Related Stockholder Matters
Item  6.   11   Management's Discussion and Analysis or Plan  of Operation

Item  7.   14   Financial  Statements  and  Summary  Financial  Data
Item  8.   37   Changes  in  and  Disagreements  with  Accountants  on
                Accounting  and  Financial  Disclosure

Part  III
--------

Item  9.   37   Directors, Executive Officers,Promoters and Control Persons;
                Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  41   Executive  Compensation
Item  11.  43   Security  Ownership  of  Certain  Beneficial  Owners  and
                Management  and  Related  Stockholder  Matters
Item  12.  44   Certain  Relationships  and  Related  Transactions
Item  13.  44   Exhibits,  Financial  Statement  Schedules,  and  Reports  on
                Form  8-K
Item  14.  45   Disclosure  Controls  and  Procedures

Signatures 47

Ex. 99.1 48 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 99.2 49 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

VALCOM'S  CORPORATE  STRUCTURE
------------------------------
As of September 30, 2003, ValCom, Inc. had three subsidiaries: Valencia Entertainment International, LLC, a California limited liability company; Half Day Video, Inc., a California corporation; and 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent broadcaster. Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

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

c) Film and TV production -The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions.

d) Broadcast Television - The Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.


BUSINESS  OVERVIEW
------------------
ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, However, revenue is primarily generated through the lease of the sound stages. ValCom, which owns six acres of real property and a 120,000 square foot production facility in Valencia, California, is currently the studio set for JAG, produced by Paramount Pictures and NCIS produced by Don Belisarious Productions. The Company's sound stages have been operating at full capacity since 1996. ValCom also leases an additional three acres and a 52,000 square foot production facility that includes two full-service sound stages, for a total of eight sound stages. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Producitons, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution, and several major television series in advanced stages of development.

EXPANSION  PLANS
----------------
The Company continuously reviews industry developments and regulations for potential expansion opportunities. As a public company, the Company benefits from operating in highly regulated markets, which levels the competitive playing field.

It is imperative that the Company continues to grow its operational revenues. The Company has made a significant investment in assembling its management team and operational infrastructure. This investment cost is now relatively fixed, however, the Company has the potential to significantly leverage its profitability through incremental revenue increases. The Company will therefore continue to employ an aggressive yet methodical growth strategy. It intends to make strategic expansions in markets with: (i) accommodating regulations; (ii) favorable demographics; (iii) successful operations management; and (iv) customer acceptance and patronization.

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


HALF  DAY  VIDEO,  INC.
-----------------------
On March 8, 2001, the Company executed a definitive agreement for the purchase of 100% of the stock of Half Day Video, Inc. ("Half Day"). Half Day specializes in supporting the entertainment industry with television and film equipment rentals. Half Day's client list includes The Academy Awards, Emmy Awards, NBC, Entertainment Tonight, MTV, Oscar Awards, General Hospital and other major entertainment and production companies. Half Day has approximately $492,000 in assets, not including depreciation, with current revenues of $379,000. Half Day leases its offices and warehouse facility in Valencia, California and will continue to operate and service its clients using its current employees.

JOINT  VENTURE  AGREEMENT  WITH  NEW  GLOBAL  COMMUNICATIONS,  INC.  -  VALCOM
------------------------------------------------------------------------------
BROADCASTING,  LLC
------------------
In May 2002, the Company entered into a joint venture agreement with New Global Communications, Inc. ("Global") whereby Global agreed to contribute $500,000 to the joint venture in exchange for a 55% equity interest in a new entity known as Valcom Broadcasting, LLC, a New York limited liability company, and the Company would contribute certain fixed assets and manage the operations of the joint venture for a 45% equity interest in Valcom Broadcasting, LLC. The joint venture operates a newly developed low power television broadcast station K08MX-LP in Indio-Palm Springs, California operating on Channel 8. The Company believes that the investment in the joint venture adds to the Company's infrastructure of becoming a full-service television and motion picture company. The amount contributed to the joint venture by Global will be used to purchase the license for the television station from the licensee. The effectiveness of the joint venture agreement was dependent on approval by the Federal Communications Commission (the "FCC"). On September 20, 2002, the FCC approved the transaction.

DISPOSAL  OF  PTL  PRODUCTIONS,  INC.  DBA  BRENTWOOD  MAGAZINE
---------------------------------------------------------------
On August 2, 2002, the Company executed an Agreement and Plan of Reorganization, pursuant to which the Company acquired 100% of the stock of PTL Productions, Inc. dba Brentwood Magazine. Brentwood Magazine, a Southern California entertainment publication, has been setting trends in Southern California from Santa Barbara to San Diego for over seven years, covering entertainment, business, luxurious lifestyles, travel and fashion. The Company anticipated that its acquisition of Brentwood Magazine would help promote and establish the Company as a total entertainment company with several promotional avenues.

Effective December 27, 2002, the Company terminated Phillip Troy Linger, the President of PTL Productions, Inc.

In January 2003, the Company entered into a Memorandum of Understanding to cancel the Agreement and Plan of Reorganization and sell PTL Productions, Inc. back to Mr. Linger. This transaction did not result in any loss to the Company.

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

THE  COMPANY'S  COMPETITIVE  POSITION
-------------------------------------
The Company's operations are in competition with all aspects of the entertainment industry, locally, nationally and worldwide.

ValCom  experiences  competition  from  three  market  segments:

1)  Traditional  television,  game  shows  and  reality  television  drama
2)  Movies  for  television  and  theatrical  releases
3)  Other  entertainment/media  companies

OTHER  ACTIVITIES
-----------------
INTERACTIVE  TECHNOLOGY
-----------------------
The Company has experience in the interactive communications and entertainment fields, which brings together elements of the "Information Superhighway." It has created and broadcast interactive national and international television programs using state-of-the-art computer technology, proprietary software programs, satellite communications, and advanced telecommunications systems.

The Company's management believes that its experience in developing and delivering interactive television programs, as well as its ownership of proprietary systems and software, enhance its ability to launch new entertainment and information programs based on comparable resources.

Dependence  on  One  or  a  Few  Major  Customers
-------------------------------------------------

The Company has two customers who accounted for approximately 99% of total real estate rental revenues for the year ended September 30, 2003.
As of September 30, 2003, all eight sound and production stages were under non-cancelable operating leases for one year from two major production companies. The Company's subsidiary, Half Day Video, Inc., does not rely on a small group of customers. It may rent production equipment and personnel to any motion picture studio or production company. The Company's television broadcast operations do not rely on a small group of customers; rather, any advertiser who wishes to advertise on Channel 8 in Indio-Palm Springs, California may generate revenues.

EMPLOYEES
---------
As of September 30, 2003, the Company had 14 full-time employees, including two officers and three professional staff.

No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------
                                    PREMISES

The Company's corporate offices are located at 26030 Avenue Hall, Studio #5, Valencia, California. The Company owns six acres and leases three acres of land in Valencia, California. The Company operates eight production sound stages consisting of approximately 170,000 square feet, 120,000 square feet of which are owned and the balance of which are leased.

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

Euromerica  Capital  Group  v.  Valcom,  Inc.  and  Valencia  Entertainment
---------------------------------------------------------------------------
International.
--------------

Euromerica Capital Group filed a lawsuit against ValCom, Inc. and Valencia Entertainment International on August 26, 2002 based on alleged breach of contract. The Plaintiff is seeking monetary damages of $47,556. ValCom filed a cross-complaint for breach of contract, intentional misrepresentation and concealment. ValCom asked for monetary damages in the amount of $45,000 plus punitive damages. Valencia Entertainment subsequently filed bankruptcy under Chapter 11 and the automatic stay has prevented the case from moving forward. It is expected that the case will be settled upon completion of the bankruptcy proceeding.

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


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

The  Company  held  an  annual  meeting  of  stockholders  on  July  10,  2003.

                                     PART II

ITEM 5. MARKET FOR COMMONEQUITY AND RELATED STOCKHOLDER MATTERS; PREFERRED STOCK
--------------------------------------------------------------------------------

At September 30, 2003, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C
Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.


MARKET  FOR  COMMON  EQUITY
---------------------------

The Company's common stock is traded on the NASD Over-the-Counter Electronic Bulletin Board under the symbol of VACM. As of September 30, 2003, the Company had 12,925,833 shares of common stock outstanding, with approximately 4,000,000 in the public float and approximately 3,200 shareholders of record. For the fiscal year ended September 30, 2003, the Company reported revenues of $2,281,879 and a net loss of $2,430,159.

The Company's trading symbol on the Frankfurt XETRA is "VAM" and its security code is #940589. No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 2,768,000 shares of preferred stock which are convertible into common stock and 1,733,333 warrants to purchase common stock. In addition to this, Laurus Master Fund (see note 5 below) has an option to convert unpaid principle and interest Into shares. Due to bankruptcy proceedings, they cannot convert any amount of interest and principle into Common Stock.

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

Common  Stock

Date                                     Bid                   Ask
----                                     ---                   ---
                                        -----                 -----
                                   Low         High        Low      High
                                   ---         ----        ---      ----


2002
----
First  Quarter                   $  0.240      $  1.350    $  0.250   $  1.990
Second  Quarter                  $  0.310      $  1.350    $  0.330   $  1.450
Third  Quarter                   $  0.690      $  1.260    $  0.720   $  1.350
Fourth  Quarter                  $  0.310      $  0.690    $  0.390   $  0.750

2003
----
First  Quarter                   $  0.200      $  0.400    $  0.140   $  0.390
Second  Quarter                  $  0.060      $  0.210    $  0.050   $  0.210
Third  Quarter                   $  0.050      $  0.100    $  0.050   $  0.090
Fourth  Quarter                  $  0.080      $  0.510    $  0.080   $  0.440

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

SECURITY  HOLDERS
-----------------

As of September 30, 2003, the Company had approximately 3,200 common stock holders.

DIVIDENDS
---------

There have been no cash dividends declared or paid since the inception of the Company. However, the Board of Directors declared a dividend through the acquisition of assets for stock in Eye Span Entertainment Network, Inc. (ESEN), a newly formed soon to be public company, to be disseminated to ValCom shareholders of record as of December 15, 2003, payable February 28, 2004. Shareholders will receive shares of ESEN as a pro-rata of the amount of ValCom shares being held. Fractional shares will not be disseminated. The amount of shares of the newly formed ESEN to be disseminated will be announced at a later date.

DESCRIPTION  OF  SECURITIES
---------------------------
                                     GENERAL
                                     -------

The Company is authorized to issue 110,000,000 shares of capital stock, 100,000,000 shares of which are designated as common stock, $0.001 par value per share, and the balance of which are designated as preferred stock, $0.001 par value per share.

As of September 30, 2003, 12,925,833 shares of Common Stock were outstanding and held of record by approximately 3,200 persons. In addition, 2,768,000 shares of preferred stock were outstanding, and held by approximately six persons.

Continental Stock Transfer & Trust Company, 17 Battery Place; New York, New York 10004, acts as transfer agent and registrar for the Company's common and preferred stock.

EQUITY  COMPENSATION  PLAN
--------------------------

The Company has a 2001 Employee Stock Compensation Plan (the "ESCP") to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 15, 2001. A total of 2,600,000 shares of common stock were registered for issuance under the ESCP on three Form S-8 registration statements filed January 16, 2001, March 26, 2001 and October 19, 2001. Pursuant to the ESCP, the Compensation Committee or the Board of Directors may award registered shares of the Company's common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than fair market value on the date of grant. During the fiscal year ended September 30, 2003, the Company issued an aggregate of 1,033,900 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP for services rendered.


RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

On December 2, 2002, the Company issued 75,000 shares of its common stock to its employees at a price of $.30 per share as a bonus for services rendered. These issuances of shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On April 2, 2003, the Company issued 490,000 shares of its common stock to directors, consultants and employees at a price of $.05 per share for services rendered. These issuances of shares were exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

On August 6, 2002, the Company issued 350,000 shares of its common stock to a director of the Company for a purchase price of $42,000. This issuance of shares was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PLAN  OF  OPERATION

As of September 30, 2003, ValCom, Inc. operations were comprised of four divisions: (1) Studio Rental, (2) Studio Equipment and Personnel Rental, (3) Film and Television, (4) Broadcast Television Film.

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

TELEVISION  AND  FILM  PRODUCTION
---------------------------------


The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions.

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

RESULTS  OF  OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2002
----

Revenues for the year ended September 30, 2003 decreased by $9,929,450 or 81.3% from $12,211,329 for the year ended September 30, 2002 to $2,281,879 for the same period in 2003. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues.

Production costs for the year ended September 30, 2003 decreased by $7,351,136 or 94.7% from $7,765,360 for the year ended September 30, 2002 to $414,224 for the same period in 2003. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Selling and promotion costs for the year ended September 30, 2003 decreased by $143,531 or 87.4% from $164,276 for the year ended September 30, 2002 to $20,745 for the same period in 2003. The decrease was due principally to a decrease in travel and public relations expenses.

Depreciation and amortization expense for the year ended September 30, 2003 decreased by $53,135 or 13.2% from $401,512 for the year ended September 30, 2002 to $348,377 for the same period in 2003. The decrease in depreciation and amortization expense was due to decreased amortization related to the write off of prepaid loan fees in the prior year period.

General and administrative expenses for the year ended September 30, 2003 decreased by $2,067,956 or 48.8% from $4,235,788 for the year ended September
30, 2002 to $2,167,832 for the same period in 2003. The decrease was due principally to decreased personnel costs, outside services, utilities, settlement fees, and goodwill impairment.

Consulting and professional fees for the year ended September 30, 2003 decreased by $157,537 or by 20.4% from $768,876 for the year ended September 30, 2002 to $611,339 for the same period in 2003. The decrease in consulting and professional fees was principally due to decreased consulting fees partially offset by an increase in legal and accounting costs.

Bad debt expense for the year ended September 30, 2003 decreased by $1,809,122 or 95.5% from $1,889,302 for the year ended September 30, 2002 to $80,180 for the same period in 2003.

The decrease in bad debts was primarily due to the write-off of an uncollectible note receivable from a former officer and director of the Company and write-offs associated with various production agreements, all occurring in the 2002 year.

The impairment of goodwill represents goodwill associated with the Brentwood Magazines acquisition being fully impaired in the 2002.

Interest expense for the year ended September 30, 2003 decreased by $285,597 or 20.4% from $1,397,836 for the year ended September 30, 2002 to $1,112,239 for the same period in 2003. The decrease was due principally to the write off of interest associated with convertible debt in the prior year period.

Other income for the year ended September 30, 2003 increased by $62,548 from $8,437 for the year ended September 30, 2002 to $70,985 for the same period in 2003. The increase was due to a gain recognized from the sale of fixed assets offset by the loss recorded on equity investment of ValCom Broadcasting, LLC.

Net Loss from discontinued operations for the year ended September 30, 2003 were $28,087 compared to 0 for the same period in 2002. These expenses represent the operating loss from discontinued operations partially offset by the gain on disposal of discontinued operations of Brentwood Magazine.

Due to the factors described above, the Company's net loss decreased by $2,397,659 from $4,827,818 for the year ended September 30, 2002 to $2,430,159 for  the  same  period  in  2003.


STATEMENT  REGARDING  COMPUTATION  OF  EARNINGS  PER  SHARE
-----------------------------------------------------------

See Notes To Consolidated Financial Statements in Part F/S for a description of the Company's calculation of earnings per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has a net loss of $2,430,159 and a negative cash flow from operations of $300,582 for the year ended September 30, 2003, and a working capital deficiency of $8,962,906 and an accumulated deficit of $10,556,350 at September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $211,682 on September 30, 2003, compared to $343,374 at September 30, 2002. During the fiscal year 2003, net cash used by operating activities totaled $300,582 compared to $2,005,392 for the year ended September 30, 2002. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent.

Net cash used by financing activities for fiscal year 2003 totaled $16,067 compared to cash provided of $1,917,900 for the year ended September 30, 2002. Net cash provided by investing activities during fiscal year 2003 totaled $184,957 compared to of $10,009 during the year ended September 30, 2002, for proceeds from sales of fixed assets and decreased expenditures for the purchase of equipment. The above cash flow activities yielded a net cash decrease of $131,692 during fiscal year 2003 compared to $77,483 during the year ended September 30, 2002.

Net working capital (current assets less current liabilities) was a negative $8,962,906 as of September 30, 2003. During the twelve months ended September 30, 2003, the Company raised $42,000 from private placements of common stock. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

Total shareholders' equity decreased to $2,701,561 in fiscal year 2003. Additional paid in capital increased to $13,242,200 in fiscal year ended September 30, 2003.

     INTERNAL  AND  EXTERNAL  SOURCES  OF  LIQUIDITY

During the last fiscal year, the Company financed its operations with cash from its operating activities and through sales of equipment and private offerings of its securities to a director of the Company.

The Company anticipates that its stock issuances and projected positive cash flow from operations collectively will generate sufficient funds for the Company's operations for the next 12 months. If the Company's existing cash combined with cash from operating activities is not adequate to finance the Company's operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling additional equity or debt securities or (3) reducing the number of its employees.

     FUTURE  FUNDING  REQUIREMENTS

The Company's capital requirements have been and will continue to be significant. The Company's adequacy of available funds during the next fiscal year and thereafter will depend on many factors, including whether the Company will be able to: (1) retain its existing tenants (2) rent its production equipment and personnel profitably, (3) develop additional distribution channels for its programming. Assuming funds are available, during the next fiscal year, the Company expects to spend approximately $100,000 for plant and equipment.

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

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUMMARY  FINANCIAL  DATA
--------------------------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------
The audited consolidated balance sheet of the Company as of September 30, 2003 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended September 30, 2003 and 2002 are submitted herewith.

                               CONTENTS OF REPORT

Independent  Auditors'  Reports                                    F-1
Consolidated  Balance  Sheets                                      F-2/F-3
Consolidated  Statements  of  Operations                           F-4
Consolidated  Statements  of  Stockholders  Equity                 F-5/F-6
Consolidated  Statements  of  Cash  Flow                           F-7
Notes  to  Consolidated  Financial  Statements                     F-8/F-22

                          INDEPENDENT AUDITOR'S REPORT

Board  of  Directors  and  Shareholders
ValCom  Inc,

We have audited the accompanying consolidated balance sheet of ValCom Inc,and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ValCom Inc,and subsidiaries as of September 30, 2003, and the consolidated results of their operations and cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended September 30, 2003 and 2002, the Company incurred net losses of $2,430,159 and 4,827,818, respectively. In addition, the Company's net cash used in operating activities was $300,582 for the year ended September 30, 2003, and the Company's accumulated deficit was $10,556,350 as of September 30, 2003. In addition, the Company is in default on numerous of its debt obligations. Valencia Entertainment International, LLC, a California limited liability company and a subsidiary of the Company filed on April 7, 2003, a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note
10). The main income of the Company is from the operations of Valencia Entertainment International. These factors, among others, as discussed in Note 15 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI  &  COMPANY,  INC.


CERTIFIED  PUBLIC  ACCOUNTANTS
Fountain  Valley,  California
February  5,  2004

                          VALCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003


                                     ASSETS
                                     ------
Current  Assets:
Cash  &  Cash  equivalents                          $   211,682
Accounts  receivable,  net                               71,907
Note  receivable,  current                               52,768
                                                    -----------
Total  Current  Assets                                  336,357

Property  and  equipment  -  net                     11,600,303
Deferred Compensation                                   258,680
Deferred  financing  costs                              153,060
Deposits  and  other  assets                            115,538
                                                   ------------
Total  Assets                                     $  12,463,938
                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          VALCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                               September 30, 2003
                              -------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities  Not  Subject  To  Compromise
Current  liabilities:
Accounts  payable                                $   373,143
Accrued  interest                                    672,577
Accrued  expenses                                    365,858
Due  to  related  parties                             34,257
Notes  payable                                     7,853,428
                                                 -----------
Total  Current  Liabilities                        9,299,263

Liabilities  Subject  To  Compromise
Prepetition  trade  accounts  payable                206,249
Prepetition  Payables  due  to  related  parties     124,963
Prepetition  accrued  expenses                       131,902

                                                 -----------
Total  Liabilities                              $  9,762,377
-----------

Commitments  and  contingencies

Stockholders'  equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding                             38
Series  C,  5,000,000  shares  authorized;  1,480,000
shares  issued  and  outstanding                          1,480
Series  D,  1,250,000  shares  authorized;1,250,000
shares  issued  and  outstanding                          1,250
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  12,925,833
shares  issued  and  outstanding                         12,926
Additional  Paid-in  capital                         13,242,217

Accumulated  deficit                                (10,556,350)

Total  Stockholders'  Equity                          2,701,561
                                                    -----------
Total  Liabilities  and  Stockholders'  Equity      $12,463,938
                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          VALCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Year Ended      For the Year Ended
                                     September 30, 2003      September 30, 2002

Revenue:
Rental                                      $1,945,422               $3,426,405
Production                                     336,457                8,733,278
Other                                                -                   51,646
Total  Revenue                               2,281,879               12,211,329

Cost  and  Expenses
Production                                     414,224,                 765,360
Selling  and  promotion                         20,745                  164,276
Depreciation  and  amortization                348,377                  401,512
General  and  administrative                 2,167,832                4,235,788
Consulting  and  professional  fees            611,339                  768,876
Bad  debts                                      80,180                1,889,302
Goodwill  impairment                                 -                  424,634
Total  Cost  and  Expenses                   3,642,697               15,649,748

Operating  loss                             (1,360,818)              (3,438,419)

Other  Income  (Expense):
    Interest  expense                       (1,112,239)              (1,397,836)
       Gain  on  sale  of  assets               78,750                        -
Loss  on  Equity  Investment                   (57,765)                       -
   Other  income                                50,000                    8,437
Total  Other  Income  (Expense)             (1,041,254)              (1,389,399
)
Loss  from  continuing  operations          (2,402,072)              (4,827,818)

Discontinued  Operations
Operating loss from discontinued operations   (108,445)                       -
Net gain on disposal of discontinued operations 80,358                        -
Net  loss                                  $(2,430,159)             $(4,827,818)

Basic and diluted loss per share from
Continuing operations                           $(0.19)                  $(0.48)
Basic and diluted loss per share from
discontinued operations.                         $0.00                    $0.00
Basic and diluted loss per share                $(0.19)                  $(0.48)
    Weighted  average  shares  outstanding:
    Basic  and  diluted                     12,100,650               10,152,597
                                            ==========               ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          VALCOM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                Common          Preferred Series B        Preferred Series C
                                                                ------          ------------------        ------------------

                                                            Shares    Amount     Shares     Amount       Shares       Amount

Balance, December 31, 2001. .                           . 8,909,401  $  8,909     38,000  $   38        1,500,000   $ 1,500

Shares issued for services. . .   .                         440,284       440        -        -             -             -

Shares issued for debt retirement                           552,748       553        -        -             -             -

Shares issued to employees as additional compensation . . . 759,500       760        -        -             -             -

Stock issued for payment of fees and penalties. . . . . . . 350,000       350        -        -             -             -

Series D preferred stock issued for cash, net                                                               -             -

Warrants issued with Series D preferred  stock                                                              -             -

Warrants issued with convertible notes                                                                      -             -

Warrants issued to placement agent                                                                          -             -

Issuance of common stock warrants and options                                                               -             -

Cancellation of series C Preferred Stock @ par. . . . . . .       -         -        -        -          (100,000)     (100)

Preferred stock to be issued in
connection with the acquisition of
Brentwood Magazine

Treasury Stock, 35,000

Net Loss for the year ended 9/30/02
                                                         ----------      -----   ------       --         ---------     -----
BALANCE SEPTEMBER 30, 2002. . . . . . . . . . . . . . . .11,011,933     11,012   38,000       38         1,400,000     1,400

Shares issued for services. . . . . . . . . . . . . . . . . 975,000        975        -        -             -             -

Shares issued for debt retirement . . . . . . . . . . . . . .26,400         26        -        -             -             -

Shares issued to employees as compensation. . . . . . . . . 597,500        598        -        -             -             -

Preferred stock to be issued. . . . . . . . . . . . . . . .                           -        -           380,000       380

Private placement issuances . . . . . . . . . . . . . . . . 350,000        350        -        -             -             -

Reclass funds received for stock issuance . . . . . . . . . . . . -          -        -        -             -             -

Treasury Stock Cancellation 35,000 shares . . . . . . . .  .(35,000)       (35)       -        -             -             -

Cancellation of series C Preferred Stock @ par. . . . . . . . . . -          -        -        -          (300,000)     (300)

Net Loss for the year ended 9/30/03. . . . . . . . . . .      . . -          -        -        -             -             -
                                                         ----------     ------   ------       --         ---------     -----
Balance at September 30, 2003 . . . . . . . . . . . . . .12,925,833     12,926   38,000       38         1,480,000     1,480
                                                         ==========     ======   ======       ==         =========     =====

The accompanying notes are an integral part of these consolidated financial statements.

                          VALCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                  Preferred Series D   Preferred Stock to be Issued
                                                   Shares     Amount        Shares        Amount
Balance, December 31, 2001                             -        $-              -             $-
                                                  ---------  --------       --------     ----------
Shares issued for services. . . .                  .  -         -              -              -

Shares issued for debt retirement .                  .-         -              -              -

Shares issued to employees as
additional compensation . . . . . .                   -         -              -              -

Stock issued for payment of fees and penalties. .     -         -              -          255,650

Series D preferred stock issued for cash, net   . .1,250,000     1,250         -              -

Warrants issued with Series D preferred stock . . . .

Warrants issued with convertible notes. . . . . . . . -         -              -              -

Warrants issued to placement agent. . . . . . . . . . -         -              -              -

Issuance of common stock warrants and options . . . . -         -              -              -

Cancellation of series C Preferred Stock @ par. . . . -         -              -              -

Preferred stock to be issued in connection
with the acquisition of Brentwood Magazine            -         -           380,000       239,400

Treasury Stock, 35,000. . . . . . . . . . . . . . . . -         -              -              -

Net Loss for the year ended 9/30/02 . . . . . . . . . -         -              -              -
                                                   ---------    -----       -------       -------
BALANCE SEPTEMBER 30, 2002. . . . . . . . . . . . .1,250,000    1,250       380,000       239,400

Shares issued for services. . . . . . . . . . . . . . -         -              -              -

Shares issued for debt retirement . . . . . . . . . . -         -              -              -

Shares issued to employees as compensation. . . . . . -         -            53,877           -

Preferred stock to be issued. . . . . . . . . . . . . -         -          (380,000)     (239,400)

Private placement issuances . . . . . . . . . . . . . -         -              -              -

Reclass funds received for stock issuance . . . . . . -         -              -              -

Treasury Stock Cancellation 35,000 shares . . . . . . -         -              -              -

Cancellation of series C Preferred Stock @ par. . . . -         -              -              -

Net Loss for the year ended 9/30/03. . .      . . . . -         -
                                                   ---------   -----        -------       -------
Balance at 9/30/03. . . . . . . . . . . . . . . . .1,250,000   1,250           -              -
                                                   =========   =====        =======       =======

                                                  Additional Paid-In      Treasury        Accumulated
                                                  Capital                 Stock           Deficit               Total
Balance, December 31, 2001                        $9,512,699                 $-           $(3,298,372)          $6,224,774
Shares issued for services. . . . . . . . . . . . .  430,843                  -                 -                  431,283

Shares issued for debt retirement . . . . . . . . .  144,959                  -                 -                  145,512

Shares issued to employees as
additional compensation . . . . . . . . . . . . . . .718,846                  -                 -                  719,606

Stock issued for payment of fees and penalties. . . .255,650                 .-                 -                  256,000

Series D preferred stock issued for cash, net . . . .468,797                  -                 -                  470,047

Warrants issued with Series D preferred stock        441,203                                                       441,203

Warrants issued with convertible notes. . . . . . . . 77,300                  -                 -                   77,300

Warrants issued to placement agent. . . . . . . . . . 60,995                  -                 -                   60,995

Issuance of common stock warrants and options . . . .676,199                  -                 -                  676,199

Cancellation of series C Preferred Stock @ par. . . . .  100                  -                 -

Preferred stock to be issued in connection
with the acquisition of Brentwood Magazine                 -                  -                                    239,400

Treasury Stock, 35,000. . . . . . . . . . . . . . .        -               (23,522)             -                  (23,522)

Net Loss for the year ended 9/30/02 . . . . . . . . . .    -                  -              (4,827,818)        (4,827,818)
                                                  ----------               -------            ---------          ---------
BALANCE SEPTEMBER 30, 2002. . . . . . . . . . . . 12,787,591               (23,522)          (8,126,190)         4,890,979

Shares issued for services. . . . . . . . . . . . .  139,401                  -                 -                  140,376

Shares issued for debt retirement . . . . . . . . . . .3,844                  -                 -                    3,870

Shares issued to employees as compensation. . . . . . 53,877                                    -                   54,475

Preferred stock to be issued. . . . . . . . . . . . .239,020                  -                 -

Private placement issuances . . . . . . . . . . . . . 41,650                  -                 -                   42,000

Reclass funds received for stock issuance . . . . . . . . 20                  -                 -                       20

Treasury Stock Cancellation 35,000 shares . . . . . .(23,487)              23,522             -

Cancellation of series C Preferred Stock @ par. . . . . .300                                    -

Net Loss for the year ended 9/30/03. . . . . . .      . .  -                   -            (2,430,159)         (2,430,159)
                                                  ----------               -------         -----------           ---------
Balance at 9/30/03. . . . . . . . . . . . . . .   13,242,216                   -           (10,556,349)          2,701,561
                                                  ==========               =======         ===========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                          VALCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Year Ended          For the Year Ended
                                                          September 30, 2003          September 30, 2002
                                                         --------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $(2,430,159)                $(4,827,818)
Adjustments to reconcile net loss to net cash
operating activities:
Depreciation and amortization                                 348,377                     401,512
Bad debt expense                                               80,180                   1,889,302
Goodwill impairment                                                 -                     424,634
Gain on sale of fixed assets                                  (78,750)                          -
Discount on note receivable                                         -                      16,875
Warrants and options issued for compensation                   42,000                     271,651
Warrants issued to placement agent                                  -                      42,245
Stock issued for payment of fees and penalties                      -                     256,000
Stock issued for compensation                                       -                     719,606
Stock issued for services                                     140,376                     431,283
Changes in operating assets and liabilities:
Receivables                                                   339,180                    (295,878)
Other receivables                                            (281,471)                          -
Prepaid development costs                                           -                     (40,233)
Related party receivables                                           -                     (65,000)
Deferred Compensation                                         145,868                           -
Deposits                                                      (76,125)                     (7,063)
Accounts payable and accrued expenses                       1,133,996                    (175,381)
Production advances                                                 -                     765,656
Net Cash Used In Operating Activities                        (300,582)                 (2,005,392)
                                                        --------------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures. . . . . . . . . . . . . . . . . . . . .       -                    (111,658)
Notes receivable payments . . . . . . . . .                    83,690                     121,667
Proceeds from sale of fixed assets                            101,267                           -
Net Cash Provided By Investing Activities . . . . . .         184,957                      10,009
                                                        --------------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debt. . . . . . . . .                       -                   2,000,000
Loan costs on new debt . . . . . . . . . . . . .            .       -                    (221,999)
Principal repayment of notes . . . . . . . . . . . . . . . ..(184,395)                   (757,214)
Principal borrowings on notes                                 259,963                           -
Due to related parties . . . . . . . . . .                    (91,635)                     (9,365)
Treasury stock. . . . . . . . . . . . . . . . . .                   -                     (23,522)
Issuance of preferred stock and warrants. . . .                     -                     930,000
Net Cash Provided By (Used In) Financing Activities . . . .   (16,067)                  1,917,900
                                                        --------------------       ---------------

NET DECREASE CASH AND CASH EQUIVALENTS. . . . . . . . . . . .(131,692)                    (77,483)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . .343,374                     420,857

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . $211,682                    $343,374
                                                         ============               =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
=================================================

Interest paid. . . . . . . . . . . . . .                     $489,029                  $1,371,810
Income taxes paid. . . . . . . . . . . .                            -                  $      800
                                                    -----------------               -------------


The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
------------------------------------------------------------------------------

During the year ended September 30, 2003, the Company issued 26,400 shares of common stock to convert $3,870 of principal and interest on convertible debentures (See Note 5).

During the year ended September 30, 2003, the Company cancelled 300,000 shares of Series C Preferred Stock for no consideration.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

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

On April 7, 2003, the Company filed on an emergency basis a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division

The Company requires the use of its secured creditor''s cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders'' cash collateral through December 31, 2003.

On January 15, 2004, the Court approved two additional cash collateral stipulations, one each with Finance Unlimited and Laurus, authorizing the Company's continued use of cash collateral through March 31, 2004 (Second Interim Stipulation). The Second Interim Stipulation generally grant Finance Unlimited and Laurus relief from the automatic bankruptcy stay effective March 31, 2004, and the right to hold foreclosures sales on their real and personal property collateral as early as April 1, 2004.

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

c) Film and TV production -The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions.

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

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
The consolidated financial statements include the accounts of ValCom, Inc. and two wholly-owned subsidiaries, VEI, which was acquired effective February 2001, and Half Day Video, Inc., which was acquired effective March 2001.

Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method.

USE  OF  ESTIMATES
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has two customers who accounted for approximately 99% of total rental revenues for the year ended September 30, 2003. As of September 30, 2003, all eight sound and production stages were under non-cancelable operating leases for one year from two major production companies.


Financial instruments that potentially subject the Company to concentrations of risk consist of trade receivables principally arising from monthly leases from television producers. The Company continuously monitors the credit-worthiness of its customers to minimize its credit risk.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------
Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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


DEFERRED  LOAN  COSTS
---------------------
Deferred loan costs represent ancillary costs incurred to obtain loans. These are being amortized on the straight-line method over the term of the related loan.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


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

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2003, there were no significant impairments of its long-lived assets.

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

EQUITY  INVESTMENT
------------------
The Company accounts for its investments in companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% under the equity method. The Company's 45% investment in a recently acquired television station has been accounted for as an investment under the equity method (See Note 15)

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

TREASURY  STOCK
---------------
Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522. No shares have been reissued as of September 30, 2003. In September 2003, the Company retired these shares back into the treasury.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 147 did not have a material effect on the earnings or financial position of the Company. In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Company does not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

NOTE  2  PROPERTY  AND  EQUIPMENT
---------------------------------
Property  and  equipment  consists  of  the  following  at:

                               September 30,
                                    2003
                               ------------
Land . . . . . . . . . . . . .  $ 7,392,292
Building . . . . . . . . . . .    4,028,785
Building Improvements. . . . .    1,154,406
Production Equipment . . . . .      512,648
Leasehold Improvements . . . .       62,677
Autos and Trucks . . . . . . .       66,656
Office Furniture and Equipment       79,892
                                ------------
                                 13,297,356
Less: accumulated depreciation   (1,697,053)

Net book value . . . . . . . .  $11,600,303
                                ===========


NOTE  3  NOTE  RECEIVABLE
-------------------------

In September 2001, the Company sold production equipment to an unrelated third party under an asset purchase agreement for $350,000. Under the terms of the agreement, $150,000 was to be paid at signing and the remaining $200,000 was to be paid in 24 monthly installments of $8,333. The $150,000 was paid to the Company, however, none of the $8,333 monthly payments were made. In July 2002, the Company restructured the note to forgive $40,000 of the note and extend the maturity date one year, thereby reducing the monthly payments to $6,667. In connection with the sale, the Company recorded a loss of $25,312, which is included in general and administrative expenses for the fiscal year ended September 30, 2002. Additionally, the Company recorded a $40,000 loss on the restructuring of the note which is also included in general and administrative expenses. The note is non-interest bearing. The Company recorded a discount on the note amounting to $25,312 and the discount is accreted to interest income over the term of the note. In connection with the discount, the Company recorded interest income of $9,648 for the fiscal year ended September 30, 2003. As of September 30, 2003, the balance due on the note is $60,000. The third party is current with the $6,667 monthly payments on the note. The note is secured by the equipment sold. In January 2003, the Company received $40,000 of the equipment back from the seller.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002


NOTE  4  NOTES PAYABLE
-------------------------


                                                                                    September 30,
                                                                                         2003
                                                                                    ------------

Promissory  note  payable  to  Finance  Unlimited,  formerly  known as Hawthorne
Savings (formerly known as First Fidelity), monthly installments of principal and interest of $54,648. Interest is variable based on a 6-month US T-Bill rate.
The note is secured by a Deed of Trust on the Valencia Studio property and matures June 2004. According to the agreement, as a result of default in installment, the whole note becomes current. The company defaulted in payments of the note in 2002, as a result of which the note is classified as a current liability.

                                                                                     $ 5,858,378

Convertible  promissory  note, net of discount of $25,764 at September 30, 2003.
See  Note  7  for  further  description.                                               1,805,706

Promissory  note  payable  to  City  National Bank, interest at 11.25%, maturing
February  28,  2006.  The  note  is  collateralized  by  production  equipment.          106,587

Other,  8.00%  -  11.00%  interest,  maturing  from  2003  to  2006                       82,757
                                                                                      ----------
Total                                                                                  7,853,428
Less  current  maturities                                                             (7,801,551)
                                                                                      ----------

Long-term  notes  payable                                                            $    51,877
                                                                                     ===========


                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

Future  maturities  on  the  notes  are  as  follows:


Year ending September 30
2004         $7,801,551
2005             25,938
2006             25,939
             ----------
             $7,853,428
             ==========

NOTE  5  CONVERTIBLE  NOTES  PAYABLE
------------------------------------
On June 6, 2001 and September 7, 2001, the Company borrowed $750,000 and $250,000, respectively, from the Laurus Master Fund, Ltd. The borrowings were evidenced by convertible promissory notes due June 7, 2003 and September 7, 2003, respectively. Interest at 8% per annum was payable quarterly. Any or all principal or interest was convertible into common stock of the Company at 80% of the average of the lowest closing stock prices during the preceding 60 trading days. The convertible notes were also issued with detachable warrants to purchase up to 72,737 shares of common stock of the Company at the lesser of $.548 per share or 120% of the average three lowest closing stock prices during the immediately preceding 10 trading days prior to exercise of the warrants. A discount of $375,000 was recognized on the beneficial conversion features of this debt and the detachable warrants.

On May 24, 2002, the Company repaid the remaining $1,089,616 convertible note due to the Laurus Master Fund, Ltd. In connection with the payoff of the note, the Company expensed $109,000 in unamortized prepaid loan fees, $245,000 of unamortized discounts and $295,000 of interest expense.

In May and June 2002, the Company issued to the Laurus Master Fund, Ltd. 12 % convertible notes in the aggregate principal amount of $2,000,000. The notes mature on May 24, 2004, are convertible into the Company's common stock at a fixed conversion price of $.95 per share and are payable monthly over 22 months. The interest rate escalates to 13% for the months seventh to eighteen, after which it is 14% till maturity. In addition, in connection with the issuance of the convertible notes, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.20 exercisable until May 24, 2007. The convertible notes are secured by a second mortgage on the Company's properties. The fair value assigned to the warrants amounted to $77,300 and was determined using the Black-Scholes pricing model. Such amount is included in additional paid-in-capital at September 30, 2002. The convertible note is presented in the accompanying consolidated balance sheet at September 30, 2003 net of a discount of $25,764.

During the year ended September 30, 2003, the Company issued 26,400 shares of common stock to the holders of its convertible notes payable for payment of principal and accrued interest. Principal and accrued interest converted during the year ended September 30, 2003 totaled $3,870, which was computed based upon terms stipulated in the applicable convertible notes.

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

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

NOTE  6  INCOME  TAXES
----------------------
No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2003. At September 30, 2003, the Company had approximately $10,201,055 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Such carryforwards expire beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets at September 30, 2003 and 2002 consist primarily of the tax effect of net operating loss carryforwards, which amounted to approximately
$2,813,027 and $1,844,079, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2003 and 2002 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                                            September  30,  2003
                                                            --------------------

     Tax  expense  (credit)  at  statutory rate-federal                    (34)%
     State  tax  expense  net  of  federal tax                              (6)
     Changes  in valuation allowance                                        40
         Tax  expense  at  actual  rate                                      -

The  components  of  the  net  deferred  tax  asset  are  summarized  below:


                                                            September  30,  2003
                                                            --------------------
               Deferred  tax  asset
               Net  operating  losses                              $  2,813,027
               Less:  valuation  allowance                         (  2,813,027)
                                                                  -------------
                                                             $                -
                                                            ===================


NOTE  7  RELATED  PARTY  TRANSACTIONS
-------------------------------------
At September 30, 2003, related party payables represent $39,220 due to the President and $120,000 due to a director and shareholder of the Company, resulting from a loan.


NOTE  8  COMMITMENTS
--------------------
In May 2000, the Company leased additional facilities adjacent to its location in Valencia. The lease has a term of five years. Initial monthly base rent was $29,000 with annual increases until 2004 when base rent will be $34,585. Rent expense for the year ended September 30, 2003 and 2002 were $430,989 and $470,354, respectively.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

NOTE  9  SEGMENT  INFORMATION
------------------------------
The  Company  classifies  its  business  interests into three fundamental areas:
Studio Rental, consisting principally of sound and production stage rentals to production companies, Studio Equipment Rental, consisting principally of personnel, camera and other production equipment rentals to various production companies on a short-term or long-term basis, and Film and TV Productions, consisting principally of television productions for the broadcast networks, cable networks or first-run television syndication.




                                         Studio Rental    Studio Equip Rental   Film & TV Production      Total
                                        ---------------  ---------------------  ---------------------  ------------
For the year ended September 30, 2003
--------------------------------------
Revenues                                  $1,902,621           $379,258                   $-             $2,281,879
Operating (Loss) Income                   (1,323,245)           (37,573)                   -             (1,360,818)
Total Assets                              12,013,289            191,969                    -             12,205,258
Depreciation and Amortization                298,896             49,391                    -                348,377


For the year ended September 30, 2002
--------------------------------------
Revenues . . . . . . . . . . . . .    $    3,426,405    $     1,314,797   $           7,470,127         $12,211,329
Operating Income (Loss). . . . . . . .    (3,511,871)           (54,776)                128,228          (3,438,419)
Total Assets . . . . . . . . . . . . .    13,197,107            212,918                 129,292          13,539,317
Depreciation and Amortization. . . . .       352,805             48,707                       -             401,512



The  Studio  Rental  segment  above  includes  the  operating  activities of the
--------------------------------------------------------------------------------
corporate  division.
--------------------

NOTE  10  LITIGATION
--------------------

On April 7, 2003, the Company filed on an emergency basis a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, as Case No. SV 03-12998-GM. As of December 31, 2003, the company was in compliance of all its duties under the Bankruptcy Code and all applicable guidelines of the Office of the United States Trustee.

The Company requires the use of its secured creditor's cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders'' cash collateral through December 31, 2003.

On January 15, 2004, the Court approved two additional cash collateral stipulations, one each with Finance Unlimited and Laurus, authorizing the Company's continued use of cash collateral through March 31, 2004 (Second Interim Stipulation). The Second Interim Stipulation generally grant Finance Unlimited and Laurus relief from the automatic bankruptcy stay effective March 31, 2004, and the right to hold foreclosures sales on their real and personal property collateral as early as April 1, 2004.

On June 26, 2003, the Company filed within its bankruptcy case an adversary complaint against six creditors for injunctive relief and to extend the protections of the automatic stay arising under section 362 of Bankruptcy Code. Through this action, the Company seeks to bar temporarily the defendant creditors from attempting to collect on their allowed claims from the Company's key personnel.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

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

Euromerica  Capital  Group  v.  Valcom,  Inc.  and  Valencia  Entertainment
---------------------------------------------------------------------------
International.
--------------

Euromerica Capital Group filed a lawsuit against ValCom, Inc. and Valencia Entertainment International on August 26, 2002 based on alleged breach of contract. The Plaintiff is seeking monetary damages of $47,556. ValCom filed a cross-complaint for breach of contract, intentional misrepresentation and concealment. ValCom asked for monetary damages in the amount of $45,000 plus punitive damages. Valencia Entertainment subsequently filed bankruptcy under Chapter 11 and the automatic stay has prevented the case from moving forward. It is expected that the case will be settled upon completion of the bankruptcy proceeding.

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome, except the cases mentioned above, of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE  11  STOCKHOLDERS'  EQUITY
-------------------------------
(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
At  September  30,  2002,  the Company had three series of convertible Preferred
Stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

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

(B)  COMMON  STOCK
------------------

During the fiscal year ended September 30, 2003, the Company issued 1,572,500 shares of common stock in lieu of compensation for consulting and professional services performed. The value of the consulting and professional services performed totaled approximately $194,851, which was computed based upon the market prices of the common stock on the applicable payment dates.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

During the fiscal year ended September 30, 2002, the Company issued 440,284 shares of common stock in lieu of compensation for consulting and professional services performed. The value of the consulting and professional services performed totaled approximately $431,283, which was computed based upon the market prices of the common stock on the applicable payment dates.

See  Note  5  for  common  stock  issued  for  debt  repayment.

(C)  WARRANTS
-------------
During the fiscal year ended September 30, 2003, the Company issued warrants to purchase 2,083,334 shares of the Company's common stock to a director in connection with services provided and to be provided to the company. The weighted average exercise price for the warrants issued was $0.12, and all of the warrants begin to expire in September 2005. The director has exercised 350,000 warrants up to September 30, 2003.

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

NOTE  12  EMPLOYEESTOCK  COMPENSATION  PLAN  AND  NON-QUALIFIED  STOCK  OPTIONS
-------------------------------------------------------------------------------
The Company has a 2001 Employee Stock Compensation Plan (the "ESCP") to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 2001. A total of 2,600,000 shares of common stock were registered for issuance under the ESCP on three Form S-8 registration statements filed January 16, 2001, March 26, 2001 and October 19, 2001. Pursuant to the ESCP, the Compensation Committee or Board of Directors may award registered shares of the Company's common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than the fair market value on the date of grant. During the fiscal year ended September 30, 2003, the Company issued an aggregate of 1,033,900 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP. The expense recorded during fiscal year 2003 under the ESCP amounted to $151,722 and was based on the closing trading price of the Company's common stock on the date granted.

NOTE  13  JOINT  VENTURE
------------------------

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

NOTE  14  SUBSEQUENT  EVENTS
----------------------------
Subsequent to September 30,2003, the Company issued 1,410,333 shares of common stock at prices ranging from $0.12 to $0.25 amounting to $1,202,000 through private placements. In addition to this the Company also issued 200,000 shares for $0.47 per share against services rendered and 50,000 shares for $0.25 per share as per the terms of the employment agreements.

NOTE  15  GOING  CONCERN
------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $2,430,159 and a negative cash flow from operations of $300,582 for the year ended September 30, 2003, and a working capital deficiency of $8,962,906 and an accumulated deficit of $10,556,350 at September 30, 2003. The Company had a net loss of $4,827,818 and a negative cash flow from operations of 2,005,392 for the year ended September 30, 2002. Valencia Entertainment International, LLC, a California limited liability company and the Registrant's subsidiary filed on April 7, 2003, a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note 8). The main income of the Registrant is from the operations of Valencia Entertainment International. These conditions raise doubt about the Company's ability to continue as a going concern.

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

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

Subsequently , the Board of Directors authorized the engagement of Kabani & Co, Inc. located at 8700 Warmer Ave/ #280 Fountain Valley, CA 92708, as the new principal auditors for the Company and all of its subsidiaries effective May 23, 2003..


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



Name                    Age  Position                              Since
----                    ---  --------                              -----
Vince  Vellardita       46   CEO/President/Chairman of the Board    2000

Don  Magier             37   Secretary/Treasurer/Director           2002

Krishna Swamy  Alladi   57   Director                               2003

Richard  Shintaku       54   Director                               2003


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

Vince  Vellardita  -  46
Chairman  of  the  Board,  Chief  Executive  Officer  and  President

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

Donald  P.  Magier  -  37
Treasurer,  Secretary,  Controller  and  Director

Donald P. Magier has served as the Company's Secretary, Treasurer, Controller and Director since November 2002. Mr. Magier commenced working for the Company in April 2002 as its Controller and was subsequently promoted. He received his accounting degree from California Sate University, Northridge and began his accounting career in 1989 as an auditor with Weber Lipshie and Co., CPAs, a small national accounting firm specializing in the garment industry. In 1992, Mr. Magier joined Falcon Cable TV, the fifth largest cable company in the country, as a Regional Controller until he left in 2000. He then joined a publicly traded internet company, Genesis Intermedia, Inc., a Delaware corporation formerly known as GenesisIntermedia.com, Inc., as Controller of both the company and two of its subsidiaries until he joined Valcom, Inc. in 2002.
Mr.  Magier  does  not  hold  a  directorship  in  any  other reporting company.


Krishna  Swamy  Alladi-57
Director

Krishna Swamy Alladi, Director, 56 years of age, has 30 years of experience in the fields of Consulting, Finance, Corporate Planning and Factory Management. He holds a Bachelor Degree in Science, Post Graduate Diploma in Electronics Engineering from Madras University, India and an MBA from Asian Institute of Management, Philippines. He was a Senior Consultant with Price Waterhouse & Company, India advising various institutions and manufacturing Companies in the fields of Production Management, Information Technology, Financial Restructuring, and Management Audit. Subsequently he became a Finance Director of GlaxoWellcome, Indonesia overseeing Finance, Logistics, IT and Human Resource functions and served for 7 years. He was also Vice President -Strategic Planning for a large Indonesian Conglomerate involved in Infrastructure, Telecommunications, Plantations and Strategic Investments. Other significant positions held were with Hindustan Brown Boveri, India as Production Engineer, Unilever Indonesia as Mergers and Acquisitions Advisor , Digital Systems Corporation, Philippines as Systems Advisor.

Richard  Shintaku-54
Director

The Company appointed Mr. Shintaku to its Board of Directors on August 5, 2003. He is currently President and CEO of Inter-Continental Associates Group, LLC and ICAG, Inc. Mr. Shintaku has been married for 36 years and has two daughters and three grandsons and resides at Lake Las Vegas, Nevada. ICAG has been a leading investment and consulting firm in the Asia/Pacific region since 1973. ICAG is a Merrill Lynch investment "Alliance Partner". He is currently Vice President and principal of MRI International, Inc., one of the nations largest medical receivables funding companies, Executive Vice President and principal of JMR Nevada, Inc. (Harmon Medical Center), and KK JMR (Medical, Japan centers). Mr. Shintaku is also Chairman and CEO of Premier Entertainment Services, Inc.,
(product placement in Digatech International, Inc. (Gaming technology) and Owner/Proprietor of The Royal Hawaiian Farms (Pistachio/Grapes). He is a Partner of Super Nova Financial Services (NY Mercantile Exchange). He also serves on various board of directors of many Asian and domestic firms. He has recently been asked to serve as the first Honorary Consul General of Japan in the State of Nevada and is presently serving as the Nevada representative on the Republican Presidential Roundtable.


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

During the fiscal year ended September 30, 2003, the Board of Directors held 23 meetings. No director attended fewer than 75% of the total number of meetings. Outside directors received no cash compensation for their services, however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company. No officer of the Company receives any additional compensation for his services as a director, and the Company does not contribute to any retirement, pension, or profit sharing plans covering its directors.

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The sole member of the Audit Committee is Donald Magier. As of September 30, 2003, the members of the Compensation Committee were Vince Vellardita and Krishna Swamy Alladi.

ITEM  10  EXECUTIVE  COMPENSATION
---------------------------------

The Summary Compensation Table below sets forth all compensation paid to the Company's officers and directors during the fiscal years ended September 30, 2003, 2002 and 2001.


                                      SUMMARY COMPENSATION TABLE
                                      --------------------------
                                                                                 Long Term Compensation
                                                                                 ----------------------
                                              Annual  Compensation              Awards            Payouts
                                              --------------------              ------            -------
(a)                           (b)         (c)         (d)        (e)        (f)          (g)         (h)           (i)
                            --------  -----------  -----------  --------   ------      --------     -----          ---
Name & Principle Position     Year      Salary      Bonus        Other     Restricted   Securities    LTIP        All
                                         ($)         ($)         ($)        ($)          (#)         ($)           ($)
--------------------------  --------  -----------  -----------  --------     ------       --------    -----       ---
Vince
Vellardita,
Chairman,
CEO &
President                     2001      130,000         *          *            *            *          *         *
--------------------------  --------  -----------  -----------  --------     ------       --------    -----      ---
                              2002      140,000         *          *            *            *          *         *
                            --------  -----------  -----------  --------     ------       --------    -----      ---
                              2003      140,000         *          *            *            *          *         *
                            --------  -----------  -----------  --------     ------       --------    -----      ---
Donald Magier,
Secretary,
Treasurer &                   2002      80,000          *          *            *            *          *         *
                            -------   -----------
Director                      2003     100,000          *          *            *            *          *         *
--------------------------  --------  -----------  -----------  --------     ------       --------    -----      ---
Ronald Foster,
Treasurer, Secretary,
Vice
President,
Director (1)                  2001     130,000         *          *        *        *        *     *    *         *
--------------------------  --------  -----------
                              2002     130,000         *          *        *        *        *     *    *         *
                            --------  -----------  -----------  --------  ------  --------  -----  ---
Wayne
Lepoff,
COO (2)
                              2001      120,000        *          *        *        *        *     *    *         *
                            --------  -----------

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

(2) Mr. Lepoff served as the Company's Chief Operating Officer from June 2001 until November 2001.

EMPLOYMENT  AGREEMENTS
----------------------
The Company is a party to employment agreements with Vince Vellardita and Donald P. Magier.

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


Donald  P.  Magier

The Company entered into an Employment Agreement with Mr. Magier, the Company's Controller, effective May 20, 2002. The term of the Agreement is for five years. The Board of Directors may terminate Mr. Magier's employment at any time. The Agreement shall be automatically renewed for successive one-year terms, unless either party gives written notice of termination three months prior to the end of the term. Effective January 2004, the Company pays Mr. Magier an annual salary of $110,000, with a $10,000 annual increase. The Agreement requires the Company to grant Mr. Magier 50,000 shares of the Company's common stock each year. If the Company is involved in a merger or consolidation in which it does not survive, or if the Company transfers substantially all of its assets, the surviving entity in the merger or consolidation or the transferee of the Company's assets shall be bound by the Agreement. With the exception of ownership of up to five percent of the equity securities of another publicly traded corporation, the Agreement prohibits Mr. Magier from engaging in any activity competitive with or adverse to the Company's business or welfare without the Company's prior written consent.

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
      ---------------------------------------------------------------------

The following table sets forth, as of September 30, 2003, the number and percentage of shares of common stock owned of record and beneficially by any "group" (as that term is defined in Item 403 of Regulation S-B), person or firm that owns more than five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).


              48(a) Security Ownership of Certain Beneficial Owners

Name  and  Address  of            Amount  of     Nature  of       Percent  of
Beneficial  Owner                 Shares  (1)    Ownership          Class
-----------------                 -----------    ---------          -----

Vince  Vellardita                  1,566,749     Record  &        12.1%  Common
26030  Avenue  Hall                              Beneficial
Valencia,  California
91355

E-Blaster  International           3,000,000     Record  &        23.2%  Common
JL.  H.R.  Rasuna  Said  Kav.                    Beneficial
B-1  6th  Floor,
Jakarta,  12920
Indonesia  (2)

Radorm  Technology  Limited          567,824     Record  &         4.4%  Common
Jakarta,  12920                                  Beneficial
Indonesia  (2)

Great  Asian  Holdings  Ltd        2,110,422     Record  &        16.3%  Common
Jakarta,  12920                                  Beneficial
Indonesia  (2)

(1)  Includes  all  stock  held  either  personally  or  by  affiliates.

(2) These three entities together comprise a "group" as defined in Item 403 of Regulation S-B.


(b)  Security  Ownership  of  Management
----------------------------------------

The following table sets forth, as of September 30, 2003, the number and percentage of the equity securities of the Company, its parent or subsidiaries, owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.


Title of                           Name of          Nature of Percent of Ownership Class
                            ----------------------  -------------------------------------
Class                          Beneficial Owner             Amount of Shares (1)
--------------------------  ----------------------  -------------------------------------

Common                          Vince Vellardita                 1,566,749                12.10%
Common                          Donald Magier                      131,250                 1.00%
Common                          Krishna Swamy Alladi                50,000                 0.40%
Common                          Richard Shintaku                   350,000                 2.70%
                                                                   -------                 -----
Common                          All officers and directors       2,097,999                16.20%
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

In connection with the Company's reverse merger with SBI Communications, Inc. in or around February 2001, the Company acquired real property in Piedmont, Alabama (the "Piedmont Property"). In September 2001, the Company sold this property to Ronald Foster, its Treasurer, Secretary, Vice President and Director, who was also the majority stockholder of SBI Communications, Inc. prior to the reverse merger. The Company sold the Piedmont Property to Mr. Foster for $1,200,000, net of the mortgage and accrued expenses of $2,700,000 on the Piedmont Property. The bank mortgage on the Piedmont Property was transferred to Mr. Foster. Mr. Foster executed a Promissory Note, dated September 30, 2001, in favor of the Company in the principal amount of $1,200,000 with interest at five percent per year and all principal and accrued interest due by September 30, 2002. The Promissory Note was subordinated to the bank mortgage. Mr. Foster defaulted on the bank mortgage and the Promissory Note and has been unsuccessful at selling the Piedmont Property. In addition, there are unpaid taxes and insurance on the Piedmont Property. Because Mr. Foster is in default on the bank mortgage and has been unable to sell the Piedmont Property, the Company believes that the collection of the Promissory Note is doubtful and has therefore reserved the entire $1,260,000 in principal and accrued interest owing on the Promissory Note as of September 30, 2002. In addition, the Company has stopped accruing interest on the Promissory Note.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

REPORTS  ON  FORM  8-K  FILED  DURING  THE FISCAL YEAR ENDED SEPTEMBER 30, 2003:

1. February 19, 2003, Valencia Entertainment was placed in default for defaulting on its monthly payment under the Commercial Promissory Note. The
Notice of Default states that the Registrant owes $212,675.43, plus default interest at three percent effective December 21, 2002 as of February 18, 2003.

2. March 19, 2003, ValCom's Board of Directors accepted the resignation of two Board members, Mr. Steve Weber and Mr. David Weiner, effective immediately.

3. April, 10, 2003, The Joint Venture Agreement between ValCom and Woody Fraser/Woody Fraser Productions, Inc. has been terminated and the parties have resolved and settled all disputes.

4. May 27, 2003, ValCom engaged Kabani & Company, Inc., Certified Public Accountants, as the Registrant's independent accountants to report on the Company's consolidated balance sheet as of September 30, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Kabani & Company, Inc. was approved by ValCom's Board of Directors.

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

2. The Company recorded a significant number of audit adjustments during the fourth quarter, which were required to properly state the account balances at September 30, 2003. Remedy: The Company will implement comprehensive closing procedures, including an analysis of all balance sheet accounts and significant income statement accounts.

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

26030  Avenue  Hall
Studio  #5
Valencia,  California  91355


                             OFFICERS AND DIRECTORS
                             ----------------------

Vince Vellardita: Chairman of the Board, President and Chief Executive Officer Donald P. Magier: Treasurer, Secretary, Controller and Director
Krishna Swamy  Alladi:  Director
Richard  Shintaku:  Director

                                    AUDITORS
                                    --------

Kabani  &  Company, Inc.
8700 Warner Ave., Suite #280
Fountain Valley, CA 92708



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


Dated:  February  13,  2004                         VALCOM,  INC.,
                                   a  Delaware  corporation


                                   By:     /s/  Vince  Vellardita
                                           ----------------------
                                           Vince  Vellardita
                                           Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----

By: /s/Vince  Vellardita  Chief Executive Officer, President  February 13, 2004
    --------------------  Chairman  of  the  Board
    Vince  Vellardita


By: /s/  Donald P. Magier Treasurer, Controller               February 13, 2004
    --------------------- (principal  accounting  officer)
    Donald  P.  Magier    Secretary  and  Director


By:  /s/  Krishna Swamy  Alladi     Director                   February 13, 2004
     -------------------------
     Krishna Swamy  Alladi


By:  /s/  Richard  Shintaku        Director                   February 13, 2004
     ----------------------
     Richard  Shintaku

                                                                    EXHIBIT 99.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations.

Dated:  February  13,  2004

                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer

     In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations.

Dated:  February  13,  2004



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


     In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  February  13,  2004



                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer


     In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  February  13,  2004



                         By:     /s/  Donald  P.  Magier
                                 -----------------------
                                 Donald  P.  Magier
                                 Treasurer,  Controller  and
                                 principal  accounting  officer