Form 10KSB/A
period 2003-09-30
VALCOM  INC
filed 2004-02-20
CIK 1013453

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

Part  III
--------

Item  9.   37   Directors, Executive Officers, Promoters and Control Persons;
                Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  41   Executive  Compensation
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

BUSINESS  OVERVIEW
------------------
ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, However, revenue is primarily generated through the lease of the sound stages. Valencia Entertainment International (VEI), a subsidiary of ValCom, which owns six acres of real property and a 120,000 square foot production facility in Valencia, California, is currently the studio set for JAG, produced by Paramount Pictures and NCIS produced by Don Belisarious Productions. ValCom also leases an additional three acres and a 52,000 square foot production facility that includes two full-service sound stages, for a total of eight sound stages. VEI's past and present clients in addition to Paramount Pictures and Don Belisarious Producitons, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution, and several major television series in advanced stages of development.

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

"ULTIMATE  DRIVER":
-------------------
The Company applied for registration of copyright of "Ultimate Driver" in October, 2002.

"FINAL  ROUND"  FIGHT FILM:registered under the Writer's Guild of America (WGA).
---------------------------
The Company applied for registration of copyright of "The Final Round-The Gabriel Ruelas Story" on December 2, 2000.

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
------------------------------

In September 2001, a complaint was filed in the Los Angeles County Superior Court, Russomano et al. v. VEI et al., BC 257989. The plaintiffs are Diane Russomano and Knowledge Booster, Inc. and the defendants include Valcom, Inc. and Valencia Entertainment International ("VEI"), the Company's president and others. The complaint revolves around prior litigation in which the plaintiffs alleged, among other things, that the show "A.J.'s Time Travelers" violated plaintiffs' rights in a children's television show called "Rickey Rocket".

That case went to trial, and plaintiffs obtained judgments against a number of defendants, including a judgment in the amount of $3 million against Rickey Rocket Enterprises ("RREI") and a judgment in the amount of $1.2 million against Time Travelers, Inc. ("TTI").

The complaint asserted two causes of action against the Company, Valencia and other defendants. The first cause of action alleges the Company was the "alter ego" of RREI and/or TTI and is therefore liable for the judgments against those entities. The second cause of action was for malicious prosecution; and both causes have been dismissed with prejudice against the Company, where as VEI is in a stay until Chapter 11 is lifted. VEI became a distributor for A.J. Time Travelers, Inc., but not until four years after the alleged wrongdoing occurred.

Clay Harrison v. SBI Communications, Inc. and Valcom, Inc. (Los Angeles Superior
----------------------------------------------------------
Court  Case  No.  BC  035014)

On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly owned subsidiary of the Company. The Parties entered into a settlement agreement in November, 2003.

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

                          INDEPENDENT AUDITOR'S REPORT

Board  of  Directors  and  Shareholders
ValCom  Inc,

We have audited the accompanying consolidated balance sheet of ValCom Inc, and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ValCom Inc., and subsidiaries as of September 30, 2003, and the consolidated results of their operations and cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

                          VALCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Year Ended      For the Year Ended
                                     September 30, 2003      September 30, 2002

Revenue:
Rental                                      $1,945,422               $3,426,405
Production                                     336,457                8,733,278
Other                                                -                   51,646
Total  Revenue                               2,281,879               12,211,329

Cost  and  Expenses
Production                                     414,224,               7,765,360
Selling  and  promotion                         20,745                  164,276
Depreciation  and  amortization                348,377                  401,512
General  and  administrative                 2,167,832                4,235,788
Consulting  and  professional  fees            611,339                  768,876
Bad  debts                                      80,180                1,889,302
Goodwill  impairment                                 -                  424,634
Total  Cost  and  Expenses                   3,642,697               15,649,748

Operating  loss                             (1,360,818)              (3,438,419)

Other  Income  (Expense):
    Interest  expense                       (1,112,239)              (1,397,836)
       Gain  on  sale  of  assets               78,750                        -
Loss  on  Equity  Investment                   (57,765)                       -
   Other  income                                50,000                    8,437
Total  Other  Income  (Expense)             (1,041,254)              (1,389,399
)
Loss  from  continuing  operations          (2,402,072)              (4,827,818)

Discontinued  Operations
Operating loss from discontinued operations   (108,445)                       -
Net gain on disposal of discontinued operations 80,358                        -
Net  loss                                  $(2,430,159)             $(4,827,818)

Basic and diluted loss per share from
Continuing operations                           $(0.19)                  $(0.48)
Basic and diluted loss per share from
discontinued operations.                         $0.00                    $0.00
Basic and diluted loss per share                $(0.19)                  $(0.48)
    Weighted  average  shares  outstanding:
    Basic  and  diluted                     12,100,650               10,152,597
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

                          VALCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                  Preferred Series D   Preferred Stock to be Issued
                                                   Shares     Amount        Shares        Amount
Balance, December 31, 2001                             -        $-              -             $-
                                                  ---------  --------       --------     ----------
Shares issued for services. . . .                  .  -         -              -              -

Shares issued for debt retirement .                  .-         -              -              -

Shares issued to employees as
additional compensation . . . . . .                   -         -              -              -

Stock issued for payment of fees and penalties. .     -         -              -              -

Series D preferred stock issued for cash, net   . .1,250,000     1,250         -              -

Warrants issued with Series D preferred stock . . . .

Warrants issued with convertible notes. . . . . . . . -         -              -              -

Warrants issued to placement agent. . . . . . . . . . -         -              -              -

Issuance of common stock warrants and options . . . . -         -              -              -

Cancellation of series C Preferred Stock @ par. . . . -         -              -              -

Preferred stock to be issued in connection
with the acquisition of Brentwood Magazine            -         -           380,000       239,400

Treasury Stock, 35,000. . . . . . . . . . . . . . . . -         -              -              -

Net Loss for the year ended 9/30/02 . . . . . . . . . -         -              -              -
                                                   ---------    -----       -------       -------
BALANCE SEPTEMBER 30, 2002. . . . . . . . . . . . .1,250,000    1,250       380,000       239,400

Shares issued for services. . . . . . . . . . . . . . -         -              -              -

Shares issued for debt retirement . . . . . . . . . . -         -              -              -

Shares issued to employees as compensation. . . . . . -         -            53,877           -

Preferred stock to be issued. . . . . . . . . . . . . -         -          (380,000)     (239,400)

Private placement issuances . . . . . . . . . . . . . -         -              -              -

Reclass funds received for stock issuance . . . . . . -         -              -              -

Treasury Stock Cancellation 35,000 shares . . . . . . -         -              -              -

Cancellation of series C Preferred Stock @ par. . . . -         -              -              -

Net Loss for the year ended 9/30/03. . .      . . . . -         -
                                                   ---------   -----        -------       -------
Balance at 9/30/03. . . . . . . . . . . . . . . . .1,250,000   1,250           -              -
                                                   =========   =====        =======       =======

                                                  Additional Paid-In      Treasury        Accumulated
                                                  Capital                 Stock           Deficit               Total
Balance, December 31, 2001                        $9,512,699                 $-           $(3,298,372)          $6,224,774
Shares issued for services. . . . . . . . . . . . .  430,843                  -                 -                  431,283

Shares issued for debt retirement . . . . . . . . .  144,959                  -                 -                  145,512

Shares issued to employees as
additional compensation . . . . . . . . . . . . . . .718,846                  -                 -                  719,606

Stock issued for payment of fees and penalties. . . .255,650                 .-                 -                  256,000

Series D preferred stock issued for cash, net . . . .468,797                  -                 -                  470,047

Warrants issued with Series D preferred stock        441,203                                                       441,203

Warrants issued with convertible notes. . . . . . . . 77,300                  -                 -                   77,300

Warrants issued to placement agent. . . . . . . . . . 60,995                  -                 -                   60,995

Issuance of common stock warrants and options . . . .676,199                  -                 -                  676,199

Cancellation of series C Preferred Stock @ par. . . . .  100                  -                 -

Preferred stock to be issued in connection
with the acquisition of Brentwood Magazine                 -                  -                                    239,400

Treasury Stock, 35,000. . . . . . . . . . . . . . .        -               (23,522)             -                  (23,522)

Net Loss for the year ended 9/30/02 . . . . . . . . . .    -                  -              (4,827,818)        (4,827,818)
                                                  ----------               -------            ---------          ---------
BALANCE SEPTEMBER 30, 2002. . . . . . . . . . . . 12,787,591               (23,522)          (8,126,190)         4,890,979

Shares issued for services. . . . . . . . . . . . .  139,401                  -                 -                  140,376

Shares issued for debt retirement . . . . . . . . . . .3,844                  -                 -                    3,870

Shares issued to employees as compensation. . . . . . 53,877                                    -                   54,475

Preferred stock to be issued. . . . . . . . . . . . .239,020                  -                 -

Private placement issuances . . . . . . . . . . . . . 41,650                  -                 -                   42,000

Reclass funds received for stock issuance . . . . . . . . 20                  -                 -                       20

Treasury Stock Cancellation 35,000 shares . . . . . .(23,487)              23,522             -

Cancellation of series C Preferred Stock @ par. . . . . .300                                    -

Net Loss for the year ended 9/30/03. . . . . . .      . .  -                   -            (2,430,159)         (2,430,159)
                                                  ----------               -------         -----------           ---------
Balance at 9/30/03. . . . . . . . . . . . . . .   13,242,216                   -           (10,556,349)          2,701,561
                                                  ==========               =======         ===========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                          VALCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Year Ended          For the Year Ended
                                                          September 30, 2003          September 30, 2002
                                                         --------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $(2,430,159)                $(4,827,818)
Adjustments to reconcile net loss to net cash
operating activities:
Depreciation and amortization                                 348,377                     401,512
Bad debt expense                                               80,180                   1,889,302
Goodwill impairment                                                 -                     424,634
Gain on sale of fixed assets                                  (78,750)                          -
Discount on note receivable                                         -                      16,875
Warrants and options issued for compensation                   42,000                     271,651
Warrants issued to placement agent                                  -                      42,245
Stock issued for payment of fees and penalties                      -                     256,000
Stock issued for compensation                                  54,475                     719,606
Stock issued for services                                     140,376                     431,283
Changes in operating assets and liabilities:
Receivables                                                   339,180                    (295,878)
Other receivables                                                   -                    (281,471)
Prepaid development costs                                           -                     (40,233)
Related party receivables                                           -                     (65,000)
Deferred Compensation                                         145,868                           -
Deposits                                                      (76,125)                     (7,063)
Accounts payable and accrued expenses                       1,133,996                    (175,381)
Production advances                                                 -                     765,656
Net Cash Used In Operating Activities                        (300,582)                 (2,005,392)
                                                        --------------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures. . . . . . . . . . . . . . . . . . . . .       -                    (111,658)
Notes receivable payments . . . . . . . . .                    83,690                     121,667
Proceeds from sale of fixed assets                            101,267                           -
Net Cash Provided By Investing Activities . . . . . .         184,957                      10,009
                                                        --------------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible debt. . . . . . . . .                       -                   2,000,000
Loan costs on new debt . . . . . . . . . . . . .            .       -                    (221,999)
Principal repayment of notes . . . . . . . . . . . . . . . ..(184,395)                   (757,214)
Principal borrowings on notes                                 259,963                           -
Due to related parties . . . . . . . . . .                    (91,635)                     (9,365)
Treasury stock. . . . . . . . . . . . . . . . . .                   -                     (23,522)
Issuance of preferred stock and warrants. . . .                     -                     930,000
Net Cash Provided By (Used In) Financing Activities . . . .   (16,067)                  1,917,900
                                                        --------------------       ---------------

NET DECREASE CASH AND CASH EQUIVALENTS. . . . . . . . . . . .(131,692)                    (77,483)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . .343,374                     420,857

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . $211,682                    $343,374
                                                         ============               =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
=================================================

Interest paid. . . . . . . . . . . . . .                     $489,029                  $1,371,810
Income taxes paid. . . . . . . . . . . .                            -                  $      800
                                                    -----------------               -------------


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

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2003 AND 2002

In September 2001, a complaint was filed in the Los Angeles County Superior Court, Russomano et al. v. VEI et al., BC 257989. The plaintiffs are Diane Russomano and Knowledge Booster, Inc. and the defendants include Valcom, Inc. and Valencia Entertainment International ("VEI"), the Company's president and others. The complaint revolves around prior litigation in which the plaintiffs alleged, among other things, that the show "A.J.'s Time Travelers" violated plaintiffs' rights in a children's television show called "Rickey Rocket".

That case went to trial, and plaintiffs obtained judgments against a number of defendants, including a judgment in the amount of $3 million against Rickey Rocket Enterprises ("RREI") and a judgment in the amount of $1.2 million against Time Travelers, Inc. ("TTI").

The complaint asserted two causes of action against the Company, Valencia and other defendants. The first cause of action alleges the Company was the "alter ego" of RREI and/or TTI and is therefore liable for the judgments against those entities. The second cause of action was for malicious prosecution; and both causes have been dismissed with prejudice against the Company, where as VEI is in a stay until Chapter 11 is lifted. VEI became a distributor for A.J. Time Travelers, Inc., but not until four years after the alleged wrongdoing occurred.

Clay Harrison v. SBI Communications, Inc. and Valcom, Inc. (Los Angeles Superior
----------------------------------------------------------
Court  Case  No.  BC  035014)
 On December 9, 2002, a complaint was filed by Clay Harrison against the Company and SBI Communications, Inc. seeking damages for breach of his alleged employment contract. The dispute involves Mr. Harrison's termination as the President of Half Day Video, Inc., a wholly owned subsidiary of the Company. The Parties entered into a settlement agreement in November, 2003.

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

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The sole member of the Audit Committee is Krishna Swamy Alladi. As of September 30, 2003, the members of the Compensation Committee were Vince Vellardita and Donald Magier.

ITEM  10  EXECUTIVE  COMPENSATION
---------------------------------

The Summary Compensation Table below sets forth all compensation paid to the Company's officers and directors during the fiscal years ended September 30, 2003, 2002 and 2001.


                                      SUMMARY COMPENSATION TABLE
                                      --------------------------
                                                                                 Long Term Compensation
                                                                                 ----------------------
                                              Annual  Compensation              Awards            Payouts
                                              --------------------              ------            -------
(a)                           (b)         (c)         (d)        (e)        (f)          (g)         (h)           (i)
                            --------  -----------  -----------  --------   ------      --------     -----          ---
Name & Principle Position     Year      Salary      Bonus        Other     Restricted   Securities    LTIP        All
                                         ($)         ($)         ($)        ($)          (#)         ($)           ($)
--------------------------  --------  -----------  -----------  --------     ------       --------    -----       ---
Vince
Vellardita,
Chairman,
CEO &
President                     2001      130,000         *          *            *            *          *         *
--------------------------  --------  -----------  -----------  --------     ------       --------    -----      ---
                              2002      140,000         *          *            *            *          *         *
                            --------  -----------  -----------  --------     ------       --------    -----      ---
                              2003      140,000         *          *            *            *          *         *
                            --------  -----------  -----------  --------     ------       --------    -----      ---
Donald Magier,
Secretary,
Treasurer &                   2002      80,000          *          *            *            *          *         *
                            -------   -----------
Director                      2003     100,000          *          *            *            *          *         *
--------------------------  --------  -----------  -----------  --------     ------       --------    -----      ---
Ronald Foster,
Treasurer, Secretary,
Vice
President,
Director (1)                  2001     100,000         *          *        *        *        *     *    *         *
--------------------------  --------  -----------
                              2002     120,000         *          *        *        *        *     *    *         *
                            --------  -----------  -----------  --------  ------  --------  -----  ---
Wayne
Lepoff,
COO (2)
                              2001      120,000        *          *        *        *        *     *    *         *
                            --------  -----------

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