Form 10QSB
period 2003-12-31
VALCOM  INC
filed 2004-02-24
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2003

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

                          COMMON STOCK $0.001 PAR VALUE
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of December 31, 2003 the issuer had 15,292,166 shares of its $0.001 par value common stock outstanding.

                                  VALCOM, INC.

                                   FORM 10-QSB
                                      INDEX
                                                                    Page
PART  I.    FINANCIAL  INFORMATION

Item  1.    Condensed  Consolidated  Financial  Statements
           Condensed  Consolidated  Balance  Sheets  as  of
             December  31,  2003  (unaudited)
                                                                      3

           Condensed  Consolidated  Statements  of  Operations
             for  the  three  months  ended  December  31,  2003
             and  2002  (unaudited)
                                                                      5

           Condensed  Consolidated  Statements  of  Cash  Flows
             for  the  three  months  ended  December  31,  2003  and
             2002  (unaudited)                                        6

           Notes  to  Condensed  Consolidated  Financial  State-
             ments  (unaudited)                                       7

Item  2.    Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                  16

Item  3.    Disclosure  Controls  and  Procedures                     18

Part  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                        19

Item  2.    Changes  in  Securities                                   19

Item  3.    Defaults  Upon  Senior  Securities                        20

Item  4.    Submission of Matters to a Vote of Security Holders       20

Item  5.    Other  Information                                        20

Item  6.    Exhibits  and  Reports  on  Form  8-K                     20

SIGNATURES                                                            21

Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    December  31,
                                                        2003
                                                       ------
                                     ASSETS         (Unaudited)
                                     ------
Current  Assets:
Cash  &  Cash  equivalents                          $   234,990
Accounts  receivable,  net                               41,131
Note  receivable,  current                               35,179
                                                    -----------
Total  Current  Assets                                  311,300

Property  and  equipment  -  net                     11,586,309
Deferred  Compensation                                  242,169
Prepaid  development  costs                             340,767
Deferred  financing  costs                              122,520
Deposits  and  other  assets                            140,402
                                                   ------------
Total  Assets                                     $  12,743,467
                                                   ============

    See accompanying notes to the condensed consolidated financial statements
                                       -3-

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities  Not  Subject  To  Compromise
Current  liabilities:
Accounts  payable                                  $   316,521
Accrued  interest                                      749,053
Accrued  expenses                                      431,889
Due  to  related  parties                               50,000
Notes  payable                                       7,854,545
                                                   -----------
Total  Current  Liabilities                          9,402,008

Liabilities  Subject  To  Compromise
Prepetition  trade  accounts  payable                  206,249
Prepetition  Payables  due  to  related  parties        95,000
Prepetition  accrued  expenses                         131,902

                                                   -----------
Total  Liabilities                                   9,835,159
                                                   -----------

Commitments  and  contingencies

Stockholders'  equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding                            38
Series  C,  5,000,000  shares  authorized;  1,480,000
shares  issued  and  outstanding                         1,480
Series  D,  1,250,000  shares  authorized; 1,250,000
shares  issued  and  outstanding                         1,250
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  12,925,833
shares  issued  and  outstanding                        15,293
Additional  Paid-in  capital                        13,970,810

Accumulated  deficit                               (11,080,563)
                                                   -----------
Total  Stockholders'  Equity                         2,908,308
                                                   -----------
Total  Liabilities  and  Stockholders'  Equity     $12,743,467
                                                   ===========

    See accompanying notes to the condensed consolidated financial statements
                                       -4-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            For the three        For the three
                                             months ended         months ended
                                          December 31, 2003    December 31, 2002
Revenue:
Rental . . . . . . . . . . . . . . . . . . .  .$599,638           $563,655
Production . . . . . . . . . . . . . . . . . . . 30,237            122,892
Other. . . . . . . . . . . . . . . . . . . . . . .2,340             78,382
                                             -----------------------------
Total Revenue. . . . . . . . . . . . . . . . . .632,215            764,929
                                             -----------------------------
Cost and Expenses:
Production . . . . . . . . . . . . . . . . . . . 10,942            191,023
Selling and promotion. . . . . . . . . . . . . . 13,972             12,417
Depreciation and amortization. . . . . . . . . . 87,840             87,740
General and administrative . . . . . . . . . . .680,784            848,143
Consulting and professional fees . . . . . . . .142,569            235,494
                                             -----------------------------
Total Cost and Expenses. . . . . . . . . . . . .936,107          1,374,817

Operating loss . . . . . . . . . . . . . . . . (303,892)          (609,888)

Other Income (Expense):
    Interest expense . . . . . . . . . . . . . (267,592)          (174,838)
       Gain on sale of assets. . . . . . . . . . 53,950                  -
Loss on Equity Investment. . . . . . . . . . . . (6,679)                 -
   Other income. . . . . . . . . . . . . . . . . . . .-              8,000
                                             -----------------------------
Total Other Income (Expense) . . . . . . . . . (220,321)          (166,838)

                                             -----------------------------
Net loss . . . . . . . . . . . . . . . . . .  $(524,213)         $(776,726)
                                             ==============================

    Basic and diluted loss per share
    from continuing operations . . . . . . . . .  (0.04)             (0.07)

    Weighted average shares outstanding:
    Basic and diluted.                       14,277,554         11,165,249


    See accompanying notes to the condensed consolidated financial statements
                                       -5-

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(UNAUDITED)
                                                                                    For the three         For the three
                                                                                    months ended           months ended
                                                                                  December 31, 2003     December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income                                                                     $(524,213)           $(776,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                            87,840               87,740
Bad debt expense                                                                              -               24,000
Gain on sale of fixed assets                                                            (53,950)              (8,000)
Options issued for compensation                                                         232,000              142,836
Stock issued for debt retirement                                                         57,959                    -
Stock issued for compensation                                                            82,000               24,075
Stock issued for services                                                                94,000               56,500
Changes in operating assets and liabilities:
Receivables                                                                              30,776              (27,635)
Prepaid development costs                                                              (125,767)                   -
Related party receivables                                                               (14,220)                   -
Deferred Compensation                                                                    16,511              (38,039)
Deposits                                                                                (24,864)                (875)
Accounts payable and accrued expenses                                                    85,886               95,018
Net Cash Used In Operating Activities                                                   (56,043)            (376,342)
                                                                                      ---------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                    (46,556)                   -
Notes receivable payments                                                                17,589                    -
Proceeds from sale of fixed assets                                                       57,200                8,000
Net Cash Provided Investing Activities                                                   28,233               34,668
                                                                                      ---------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of notes. . . . . . . . . . . . . . . . . . . . . . . .             (48,883)            (192,773)
Principal borrowings on notes . . . . . . . . . . . . . . . . . . . . . . .             100,000              185,000
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               59,750
Net Cash Provided By Financing Activities . . . . .           . . . . . . .              51,117               51,977
                                                                                     ----------          -----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . .. .              23,308             (289,697)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .             211,682              343,374
CASH AT END OF PERIOD. . . . . . . . . . .                      . . . . . .  $          234,990   $           53,677
                                                                                      ---------          -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          191,116   $          108,201
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                0   $                0
                                                                                     ----------          -----------

    See accompanying notes to the condensed consolidated financial statements
                                       -6-

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

On April 7, 2003, the Company filed on an emergency basis a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division

The Company requires the use of its secured creditor's cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders' cash collateral through December 31, 2003.

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

    See accompanying notes to the condensed consolidated financial statements
                                       -7-

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The audited consolidated financial statements of the Company for the year ended September 30, 2003 were filed on February 13, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

    See accompanying notes to the condensed consolidated financial statements
                                       -8-

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

CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has two customers who accounted for approximately 99% of total rental revenues for the three months ended December 31, 2003 and 2002, respectively. As of December 31, 2003, all eight sound and production stages were under non-cancelable operating leases for one year from two major production companies.

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

INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
-------------------------------------------------------

The condensed consolidated financials statements as of December 31, 2003 and for the three months ended December 31, 2003 and 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

GOING  CONCERN
--------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $524,213 and a negative cash flow from operations of $56,043 for the three months ended December 31, 2003, and a working capital deficiency of $9,090,708 and an accumulated deficit of $11,080,563 at December 31, 2003. The Company had a net loss of $776,726 and a negative cash flow from operations of 376,342 for the three months ended December 31, 2002. Valencia Entertainment International, LLC, a California limited liability company and the Registrant's subsidiary filed on April 7, 2003, a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note 8). The main income of the Registrant is from the operations of Valencia Entertainment International. These conditions raise doubt about the Company's ability to continue as a going concern if suitable remedies are not undertaken.

In view of this, the Company is actively pursuing a re-organization plan, which includes cost reductions in various fronts, refinancing of property, debt restructuring, issuing equity securities in exchange for services and selling additional equity or debt securities. All of the above measures will enable the Company to overcome its financial difficulties.

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

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

This statement is generally effective for business combinations initiated on or after July 1, 2001. Statement No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned at the date of the business combination.

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

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

RECLASSIFICATION
----------------

Certain prior period amounts have been reclassified to conform to the current period's presentation.


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 14,277,554 for the three months ended December 31, 2003 and 11,165,249 for the three months ended December 31, 2002, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive or their conversion price was greater than the average market price of the Company's common stock.

NOTE  4  SEGMENT  INFORMATION
-----------------------------
                               Studio    Studio Equip   Film & TV
                               Rental      Rental      Production      Total
                             ---------  -------------  ------------  ----------
As of and for the three months ended December 31,

2003
----
Revenues                      $  579,516   $  22,462   $  30,237    $  632,215
Operating  loss                 (300,598)    (22,589)     19,295      (303,892)
Total  Assets                 12,646,305      97,162           0    12,743,467
Depreciation and Amortization     75,640      12,200           0        87,840

2002
----
Revenues                      $  634,843   $   7,194   $ 122,892    $  764,929
Operating  (Loss)  Income       (509,374)    (32,383)    (68,131)     (609,888)
Total  Assets                 12,814,730     281,837      36,430    13,132,997
Depreciation and Amortization     75,540      12,200           0        87,740

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  5  INVESTMENT
-------------------

The investment held by the Company consists of a 45% ownership interest in ValCom Broadcasting, LLC, a New York limited liability company. The investment is accounted for on the equity method. Pertinent financial information for ValCom Broadcasting, LLC as of December 31, 2003 is as follows:

BALANCE  SHEET:

    Assets                                   $      765,882
                                            ---------------
     Liabilities                             $       25,000
     Equity                                         740,882
                                            ---------------
                                             $      765,882
                                            ---------------

INCOME  STATEMENT:
     Revenues                                $            0
     Expenses                                        14,843
                                            ---------------
            Net loss                                 14,843
                                                 X       45%
                                            ---------------

 Company's  share  of  net  loss             $        6,679
                                            ---------------

NOTE  6  LITIGATION
-------------------

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

The Company requires the use of its secured creditor's cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders' cash collateral through December 31, 2003.

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

NOTE  7  STOCKHOLDERS'  EQUITY
------------------------------
(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
At  September  30,  2002,  the Company had three series of convertible Preferred
Stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share.

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

(B)  COMMON  STOCK
------------------
During the three months ended December 31, 2003, the Company issued 538,333 shares of common stock in lieu of debt retirement. The value of the debt retired totaled approximately $57,959.

During the three months ended December 31, 2003, the Company issued 500,000 shares of common stock in lieu of prepaid development costs. The value of the development costs totaled approximately $215,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2003, the Company issued 200,000 shares of common stock in lieu of compensation consultancy services performed. The value of the consultancy services performed totaled approximately $94,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2003, the Company issued 200,000 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $82,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

(C)  WARRANTS
-------------
During the fiscal year ended September 30, 2003, the Company issued warrants to purchase 2,083,334 shares of the Company's common stock to a director in connection with services provided and to be provided to the company. The weighted average exercise price for the warrants issued was $0.12, and all of the warrants begin to expire in September 2005. The director has exercised 558,333 warrants up to December 31, 2003.

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

NOTE  8  SUBSEQUENT  EVENTS
---------------------------
Subsequent to December 31,2003, the Company issued 274,000 shares of common stock at $0.25 amounting to $68,500 through private placements. In addition to this the Company also issued 650,000 shares for $0.41 per share against services rendered and 115,750 shares to employees per the terms of the employment agreements and for bonuses

                          VALCOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 PLAN  OF  OPERATION

As of December 31, 2003, ValCom, Inc. operations were comprised of four divisions: (1) Studio Rental, (2) Studio Equipment and Personnel Rental, (3) Broadcast Television and (4) Film and Television Production.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  DECEMBER  31,  2003  VS.  DECEMBER  31,  2002
-------------------------------------------------------------------

Revenues for the three months December 31, 2003 decreased by $132,714 or 17.3% from $764,929 for the three months ended December 31, 2002 to $632,215 for the same period in 2003. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions.

Production costs for the three months ended December 31, 2003 decreased by $180,081 or 94.3% from $191,023 for the three months ended December 31, 2002 to $10,942 for the same period in 2003. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Selling and promotion costs for the three months ended December 31, increased by $1,555 or 12.5% from $12,417 for the three months ended December 31, 2002 to $13,972 for the same period in 2003. The increase was due principally to an increase in travel and public relations expenses.

                          VALCOM, INC. AND SUBSIDIARIES

Depreciation and amortization expense for the three months ended December 31, 2003 increased by $100 or 0% from $87,740 for the three months ended December 31, 2002 to $87,840 for the same period in 2003.

General and administrative expenses for the three months ended December 31, 2003 decreased by $167,359 or 19.7% form $848,143 for the three months ended December 31, 2002 to $680,784 for the same period in 2003. the decrease was due principally to decreased personnel costs, insurance, printing, and bad debt expense.

Consulting and professional fees for the three months ended December 31, 2003 decreased by $92,925 or by 39.5% from $235,494 for the three months ended December 31, 2002 to $142,569 for the same period in 2003. the decrease in consulting and professional fees was principally due to decreased legal and accounting costs.

Interest expense for the three months ended December 31, 2003 increased by $92,754 or 53.1% from $174,838 for the three months ended December 31, 2002 to $267,592 for the same period in 2003. The increase was due principally to the increase in interest rates associated with the company's mortgage loans.

Other income for the three months ended December 31, 2003 increased by $39,271 from $8,000 for the three months ended December 31, 2002 to $47,271 for the same period in 2003. The increase was due to a gain recognized from the sale of fixed assets offset by the loss recorded on equity investment of ValCom Broadcasting, LLC.

Due to the factors described above, the Company's net loss decreased by $252,513 from $776,726 for the three months ended December 31, 2002 to $524,213 for the same period in 2003.

FUTURE  OUTLOOK

The Company has entered into a joint venture agreement with O. Atlas Enterprises to produce an animation movie and an animation TV series called "New Zoo Revue" based on an American Classic of the same name, which was highly successful. The Company has already incurred startup costs, which have been reflected in the financial statements for the three months ended December 31, 2003.

The Company is in the process of closing on additional studio facilities comprising 7.5 acres of land and 160,000 sq. ft. of buildings in Las Vegas as part of its expansion plans. Upon closing, the Company will undergo a three phase renovation, which will ensure additional rental revenues to the Company with revenue opportunities for the Company's other related businesses to begin almost immediately.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $524,213 and a negative cash flow from operations of $56,043 for the three months ended December 31, 2003, and a working capital deficiency of $9,090,708 and an accumulated deficit of $11,080,563 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $316,521 on December 31, 2003, compared to $211,682 at September 30, 2003. During the three months ended December 31, 2003, net cash used by operating activities totaled $56,043 compared to $376,342 for the comparable three month period in 2002. A significant portion of operating activities included payments for accounting and legal fees, salaries and rent.

Net  cash  provided  by financing activities for the three months ended December
31, 2003 totaled $51,117 compared to $51,977 for the comparable three-month period in 2002. Net cash provided by investing activities during the three months ended December 31, 2003 totaled $28,233 compared to $34,668 during the comparable prior year period due principally to decreased notes receivable payments.

The above cash flow activities yielded a net cash increase of $23,308 during the three months ended December 31, 2003 compared to a decrease of $289,697 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $9,090,708 as of December 31, 2003. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

                          VALCOM, INC. AND SUBSIDIARIES

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

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

During the three months ended December 1, 2003, the Company issued 538,333 shares of common stock in lieu of debt retirement. The value of the debt retired totaled approximately $57,959. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2003, the Company issued 500,000 shares of common stock in lieu of prepaid development costs. The value of the development costs totaled approximately $215,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2003, the Company issued 200,000 shares of common stock in lieu of compensation consultancy services performed. The value of the consultancy services performed totaled approximately $94,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2003, the Company issued 200,000 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $82,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                          VALCOM, INC. AND SUBSIDIARIES


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

                                  VALCOM, INC.



Date:  February  24,  2004           By:  /s/Vince  Vellardita
                                     -------------------------------------
                                     Vince  Vellardita  Chairman  of  the
                                     Board  and  Chief  Executive  Officer
                                     (Principal  executive  officer)




In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature   Title  Date
 ---------   -----  ----


BY:  /s/Vince  Vellardita   CEO/President                    February  24, 2004
     --------------------                                    ------------------
     Vince Vellardita       Chairman of the Board

BY:  /s/Don Magier          Controller                       February 24, 2004
     ----------------       (Principal accounting officer)   -----------------
     Don Magier

EXHIBIT  99.1

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

I, Vince Vellardita, the Chief Executive Officer of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended December 31, 2003 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  February  24,  2004
        -------------------



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

I, Don Magier, the Controller (principal accounting officer) of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February  24,  2004
        -------------------



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

Dated:  February  24,  2004



                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer


     In connection with amendment number 1 of the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Magier, the Company's Treasurer, Controller and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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


Dated:  February  24,  2004



                         By:     /s/  Donald  P.  Magier
                                 -----------------------
                                 Donald  P.  Magier
                                 Treasurer,  Controller  and
                                 principal  accounting  officer