Form 10QSB/A
period 2003-12-31
VALCOM  INC
filed 2004-04-08
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

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

                                  VALCOM, INC.

                                   FORM 10-QSB
                                      INDEX
                                                                        Page
PART  I.    FINANCIAL  INFORMATION

Item  1.    Condensed  Consolidated  Financial  Statements:
            Condensed  Consolidated  Balance  Sheet  as  of
             December  31,  2003  (unaudited)
                                                                          3

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

Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                   December  31,
                                                       2003
                                                      ------
                                      ASSETS
                                     ------
Current  Assets:
Cash  &  Cash  equivalents                          $   234,990
Accounts  receivable  -  net                             41,131
Note  receivable,  current                               35,179
                                                    -----------
Total  Current  Assets                                  311,300

Property  and  equipment  -  net                     11,586,309
Deferred  Compensation                                  242,169
Prepaid  development  costs                             340,767
Deposits  and  other  assets                            140,402
                                                   ------------
Total  Assets                                     $  12,620,947
                                                   ============


    See accompanying notes to the condensed consolidated financial statements
                                       -3-

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)
                                  -----------
                                                    December 31,
                                                        2003
                                                      -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities  Not  Subject  To  Compromise
Current  liabilities:
Accounts  payable                                  $   316,521
Accrued  interest                                      749,053
Accrued  expenses                                      381,889
Notes  payable                                       7,854,545
Due to related parties                                  50,000
Other Investor's contribution
  towards Joint Venture                                 50,000
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
                                                   -----------

Commitments  and  contingencies

Stockholders'  equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding                            38
Series  C,  5,000,000  shares  authorized;  1,480,000
shares  issued  and  outstanding                         1,480
Series  D,  1,250,000  shares  authorized; 1,250,000
shares  issued  and  outstanding                         1,250
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  15,292,166
shares  issued  and  outstanding                        15,293
Common stock to be issued                               50,000
Additional  Paid-in  capital                        13,920,810

Accumulated  deficit                               (11,203,083)
                                                   -----------
Total  Stockholders'  Equity                         2,785,788
                                                   -----------
Total  Liabilities  and  Stockholders'  Equity     $12,620,947
                                                   ===========


    See accompanying notes to the condensed consolidated financial statements
                                       -4-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            For the three        For the three
                                             months ended         months ended
                                          December 31, 2003    December 31, 2002
Revenue:
Rental . . . . . . . . . . . . . . . . . . .  .$531,571           $563,655
Production . . . . . . . . . . . . . . . . . . . 30,237            122,892
Other. . . . . . . . . . . . . . . . . . . . . . .2,340             78,382
                                             -----------------------------
Total Revenue. . . . . . . . . . . . . . . . . .564,148            764,929
                                             -----------------------------
Cost and Expenses:
Production . . . . . . . . . . . . . . . . . . . 10,942            191,023
Selling and promotion. . . . . . . . . . . . . . 13,972             12,417
Depreciation and amortization. . . . . . . . . .210,360             87,740
General and administrative . . . . . . . . . . .612,717            848,143
Consulting and professional fees . . . . . . . .142,569            235,494
                                             -----------------------------
Total Cost and Expenses. . . . . . . . . . . . .990,560          1,374,817
                                             -----------------------------

Operating loss . . . . . . . . . . . . . . . . (426,412)          (609,888)

Other Income (Expense):
    Interest expense . . . . . . . . . . . . . (267,592)          (174,838)
       Gain on sale of assets. . . . . . . . . . 53,950                  -
   Miscellenous. . . . . . . . . . . (6,679)             8,000
                                             -----------------------------
Total Other Income (Expense) . . . . . . . . . (220,321)          (166,838)

                                             -----------------------------
Net loss . . . . . . . . . . . . . . . . . .  $(646,733)         $(776,726)
                                             ==============================

    Basic and diluted loss per share
    from continuing operations . . . . . . . . .  (0.04)             (0.07)

    Weighted average shares outstanding:
    Basic and diluted.                       15,213,818         11,165,249


    See accompanying notes to the condensed consolidated financial statements
                                       -5-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                    For the three         For the three
                                                                                    months ended           months ended
                                                                                  December 31, 2003     December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                                            $(646,733)           $(776,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                           210,360               87,740
Bad debt expense                                                                              -               24,000
Gain on sale of fixed assets                                                            (53,950)              (8,000)
Options issued for compensation                                                         232,000              142,836
Stock issued for debt retirement                                                         57,959                    -
Stock issued for compensation                                                            82,000               24,075
Stock issued for services                                                                94,000               56,500
Changes in operating assets and liabilities:
Receivables                                                                              30,776              (27,635)
Prepaid development costs                                                              (125,767)                   -
Related party receivables                                                               (14,220)                   -
Deferred Compensation                                                                    16,511              (38,039)
Deposits                                                                                (24,864)                (875)
Accounts payable and accrued expenses                                                    35,886               95,018
Other assets                                                                                  -               74,592
                                                                                      ---------       --------------
  Net cash used in operating activities                                                (106,042)            (376,342)
                                                                                      ---------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                    (46,556)                   -
Notes receivable payments                                                                17,589                    -
Proceeds from sale of fixed assets                                                       57,200                8,000
                                                                                      ---------        -------------
  Net cash provided by investing activities                                              28,233               34,668
                                                                                      ---------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of notes. . . . . . . . . . . . . . . . . . . . . . . .             (48,883)            (192,773)
Principal borrowings on notes . . . . . . . . . . . . . . . . . . . . . . .             100,000              185,000
Joint Venture contribution                                                               50,000                    -
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               59,750
                                                                                     ----------          -----------
  Net cash provided by financing activities . . . . .         . . . . . . .             101,117               51,977
                                                                                     ----------          -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS.. . . . . . . . . . .. .              23,308             (289,697)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . . . ..             211,682              343,374
                                                                                     ----------         -------------
CASH & CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .  .  . . . . . .  $          234,990   $           53,677
                                                                              =================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          191,116   $          108,201
                                                                             ==================   ==================
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                0   $                0
                                                                             =================    ==================


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


    See accompanying notes to the condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $646,733 and a negative cash flow from operations of $106,042 for the three months ended December 31, 2003, and a working capital deficiency of $9,090,708 and an accumulated deficit of $11,203,083 at December 31, 2003. The Company had a net loss of $776,726 and a negative cash flow from operations of 376,342 for the three months ended December 31, 2002. Valencia Entertainment International, LLC, a California limited liability company and the Registrant's subsidiary filed on April 7, 2003, a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note 8). The main income of the Registrant is from the operations of Valencia Entertainment International. These conditions raise doubt about the Company's ability to continue as a going concern if suitable remedies are not undertaken.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                   -----------

GOING  CONCERN
--------------
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $646,733 and a negative cash flow from operations of $106,042 for the three months ended December 31, 2003, and a working capital deficiency of $9,090,708 and an accumulated deficit of $11,203,083 at December 31, 2003. The Company had a net loss of $776,726 and a negative cash flow from operations of 376,342 for the three months ended December 31, 2002. Valencia Entertainment International, LLC, a California limited liability company and the Registrant's subsidiary filed on April 7, 2003, a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note 8). The main income of the Registrant is from the operations of Valencia Entertainment International. These conditions raise doubt about the Company's ability to continue as a going concern if suitable remedies are not undertaken.

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


NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 Does not have a material impact on the Company's financial position or results of operations or cash flows.

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


                                      -11a-

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

RECLASSIFICATION
----------------

Certain prior period amounts have been reclassified to conform to the current period's presentation.


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 15,213,818 for the three months ended December 31, 2003 and 11,165,249 for the three months ended December 31, 2002, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive or their conversion price was greater than the average market price of the Company's common stock.

NOTE  3  SEGMENT  INFORMATION
-----------------------------
                               Studio    Studio Equip   Film & TV
                               Rental      Rental      Production      Total
                             ---------  -------------  ------------  ----------
As of and for the three months ended December 31,

2003
----
Revenues                      $  511,449   $  22,462   $  30,237    $  564,148
Operating (Loss) Income         (423,118)    (22,589)     19,295      (426,412)
Total  Assets                 12,523,785      97,162           0    12,620,947
Depreciation and Amortization    198,160      12,200           0       210,360

2002
----
Revenues                      $  634,843   $   7,194   $ 122,892    $  764,929
Operating loss                  (509,374)    (32,383)    (68,131)     (609,888)
Total  Assets                 12,814,730     281,837      36,430    13,132,997
Depreciation and Amortization     75,540      12,200           0        87,740

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4 LITIGATION
-----------------

On April 7, 2003, the Company filed on an emergency basis a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, as Case No. SV 03-12998-GM. .

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

NOTE5  STOCKHOLDERS'  EQUITY
----------------------------
(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
At  September  30,  2002,  the Company had three series of convertible Preferred
Stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share.

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

NOTE  6  SUBSEQUENT  EVENTS
---------------------------
Subsequent to December 31,2003, the Company issued 274,000 shares of common stock at $0.25 amounting to $68,500 through private placements. In addition to this the Company also issued 650,000 shares for $0.41 per share against services rendered and 115,750 shares to employees per the terms of the employment agreements and for bonuses

                          VALCOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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