Form 10QSB
period 2004-03-31
VALCOM  INC
filed 2004-05-20
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

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



            26030 Avenue Hall - Studio #5, Valencia, California 91355
            ---------------------------------------------------------
               (Address of Principal executive offices) (Zip code)

                                 (661)  257-8000
                             -----------------------
                            Issuer's telephone number

            Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $0.001 PAR VALUE
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of March 31, 2004 the issuer had 15,182,553 shares of its $0.001 par value common stock outstanding.

UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the three months ended March 31, 2004. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended March 31, 2004, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2004. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003 for further information.

The Company is required to have its consolidated financial statements reviewed by its independent accountants prior to filing. As of the date of this report, we have not submitted our financial statements to our independent accountants for their review. We will file an amendment to this Form 10-QSB when our independent accountants complete their review of these financial statements.

                                  VALCOM, INC.

                                   FORM 10-QSB
                                      INDEX
                                                                  Page
PART  I.    FINANCIAL  INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements:
           Condensed  Consolidated  Balance  Sheet  as  of
             March  31,  2004  (unaudited)
                                                                     3

           Condensed  Consolidated  Statements  of  Operations
            for the three and six months ended March 31, 2004
            and  2003  (unaudited)
                                                                     5

           Condensed  Consolidated  Statements  of  Cash  Flows
             for  the  six  months  ended  March  31,  2004  and
             2003  (unaudited)                                       6

           Notes  to  Condensed  Consolidated  Financial  State-
             ments  (unaudited)                                      7

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

Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                     March  31,
                                                       2004
                                                      ------
                                     ASSETS         (Unaudited)
                                     ------
Current  Assets:
Cash  &  Cash  equivalents                         $   229,724
Accounts  receivable,  net                              61,269
Note  receivable,  current                              15,787
                                                   -----------
Total  Current  Assets                                 306,780

Property  and  equipment  -  net                    14,846,614
Deferred  Compensation                                 225,600
Prepaid  development  costs                            339,074
Deposits  and  other  assets                           135,683
                                                  ------------
Total  Assets                                    $  15,853,751
                                                  ============

    See accompanying notes to the condensed consolidated financial statements
                                       -4-

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities  Not  Subject  To  Compromise
Current  liabilities:
Accounts  payable                                $   695,767
Accrued  interest                                    840,052
Accrued  expenses                                    194,262
Due  to  related  parties                             80,000
Notes  payable                                     7,894,535
                                                 -----------
Total  Current  Liabilities                        9,704,616


Mortgage  payable-Nevada                           2,500,000

Liabilities  Subject  To  Compromise
Prepetition  trade  accounts  payable                206,249
Prepetition  Payables  due  to  related  parties      95,000
Prepetition  accrued  expenses                       131,902
                                                     -------
                                                     433,151
                                                 -----------
Total  Liabilities                                12,637,767
                                                 -----------

Commitments  and  contingencies

Stockholders'  equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding                            38
Series  C,  5,000,000  shares  authorized;  1,863,333
shares  issued  and  outstanding                         1,863
Series  D,  1,250,000  shares  authorized;1,250,000
shares  issued  and  outstanding                         1,250
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  15,182,553
shares  issued  and  outstanding                        15,183
Additional  Paid-in  capital                        14,967,234

Accumulated  deficit                               (11,769,584)

Total  Stockholders'  Equity                         3,215,984
                                                   -----------
Total  Liabilities  and  Stockholders'  Equity     $15,853,751
                                                   ===========

    See accompanying notes to the condensed consolidated financial statements
                                       -5-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      For the three              For the three
                                      months ended               months ended
                                      March 31, 2004             March 31, 2003
Revenue:
Rental . . . . . . . . . . . .       .$    734,624                $  459,372
Production . . . . . . . . . .       . .     7,147                    80,077
Other. . . . . . . . . . . . .       . .    27,882                    48,191
                                   -----------------------------------------

Total Revenue. . . . . . .       . .    .  769,653                   587,640
                                   -----------------------------------------

Cost and Expenses:
Production . . . . . . . . . .             .48,052                    64,693

Depreciation and amortization.            . 75,330                    88,535
General and administrative . .          .  902,172                   984,158


Total Cost and Expenses. . .           . 1,025,554                 1,137,386
                                   -----------------------------------------

Operating loss . . . . . . .            . (255,901)                 (549,746)

Other Income (Expense):                   (316,418)                 (376,933)
       Gain on sale of assets.                   0                    19,642
                                                -                         -
                                   -----------------------------------------
Total Other Income (Expense) . .          (316,418)                 (376,933)

                             -----------------------------------------------
Net loss . . . . . . . .  .       . .$    (572,319)            $    (926,679)
                             ===============================================

    Basic and diluted loss per share from continuing
    operations . . . . . . . . .             (0.04)
                             -----------------------------------------------

    Weighted average shares outstanding:
    Basic and diluted.                  15,010,000                11,816,467


    See accompanying notes to the condensed consolidated financial statements
                                       -6-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                      For the six                For the six
                                      months ended               months ended
                                      March 31, 2004             March 31, 2003
Revenue:
Rental . . . . . . . . . . . .       .$  1,265,195                $1,023,027
Production . . . . . . . . . .       . .    37,474                   202,969
Other. . . . . . . . . . . . .       . .    30,222                   126,573
                                   -----------------------------------------

Total Revenue. . . . . . .       . .    .1,332,891                 1,352,569
                                   -----------------------------------------

Cost and Expenses:
Production . . . . . . . . . .             .58,944                   255,716

Depreciation and amortization.            .175,690                   176,275
General and administrative . .          .1,781,430                 2,080,212


Total Cost and Expenses. . .           . 2,016,064                 2,512,203
                                   -----------------------------------------

Operating loss . . . . . . .            . (683,173)               (1,159,634)

Other Income (Expense):                   (584,010)                 (571,413)
       Gain on sale of assets.              53,949                    27,642
                                                -                         -
                                   -----------------------------------------
Total Other Income (Expense) . .          (530,061)                 (543,771)

                             -----------------------------------------------
Net loss . . . . . . . .  .       . .$  (1,213,234)            $  (1,703,405
                             ===============================================

    Basic and diluted loss per share from continuing
    operations . . . . . . . . .          .  (0.08)                    (0.15)
                             -----------------------------------------------

    Weighted average shares outstanding:
    Basic and diluted.                 15,010,000                 11,487,280


    See accompanying notes to the condensed consolidated financial statements
                                       -7-

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                                              For the six       For the six
                                                                              months ended      months ended
                                                                              March 31, 2004    March 31, 2003
                                                                             ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income                                                              $(1,213,234)      $(1,703,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                      297,690           176,275
Bad debt expense                                                                      -               70,313
Gain on sale of fixed assets                                                       (53,949)          (27,642)
Stock issued for debt retirement. . . . . . . . . . . . . . . . . . . . . .         57,950                 0
Stock issued for services and compensation. . . . . . . . . . . . . . . .        1,280,056           170,351

Changes in operating assets and liabilities:
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,638           (14,952)
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (20,145)          163,070
   Production Development Costs . . . . . . . . . . . . . . . . . . . . .         (339,074)                0
Deferred Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,080           112,846

Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .        418,503           549,904
                                                                             ----------------  --------------
Net Cash Used In Operating Activities . . . . . . . . . . . . . . . . . .          471,515          (503,240)
                                                                             ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Fixed Assets . . . . . . . . . . . . . . . . . . . . . . .       (3,441,547)           (3,899)
Notes receivable payments . . . . . . . . . . . . . . . . . . . . . . . . .         36,981            55,179
 Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . . . . .         57,200            50,159
                                                                             ----------------  ----------------
 Proceeds from sale of common and preferred stock . . . . . . . . . . . . .        219,000                 0
                                                                             ----------------  ----------------
Net Cash Provided(used) Investing Activities. . . . . . . . . . . . . . . .     (3,128,366)          101,439
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of notes. . . . . . . . . . . . . . . . . . . . . . . .        (41,107)         (107,827)
Principal borrowings on notes and mortgages . . . . . . . . . . . . . . . .      2,700,000           234,463
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .         16,000           (28,539)
Net Cash Provided By (Used In) Financing Activities . . . . . . . . . . . .      2,674,893            98,097
                                                                             ----------------  ----------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . .         18,042          (303,704)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .        211,682           343,374
                                                                             ----------------  ----------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     229,724   $        39,670
                                                                             ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     390,000   $       193,250
                                                                             ----------------  ----------------
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           0   $             0
                                                                             ----------------  ----------------

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

On April 7, 2003, the Company filed on an emergency basis a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.

The Company requires the use of its secured creditor's cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders' cash collateral through March 31, 2004.

On January 15, 2004, the Court approved two additional cash collateral stipulations, one each with Finance Unlimited and Laurus, authorizing the Company's continued use of cash collateral through March 31, 2004 (Second Interim Stipulation). The Second Interim Stipulation generally grants Finance Unlimited and Laurus relief from the automatic bankruptcy stay effective March 31, 2004, and the right to hold foreclosures sales on their real and personal property collateral as early as April 1, 2004.

On April 28th 2004 the Court approved two additional cash collateral stipulations, one each with Finance Unlimited and Laurus, authorizing the Company's continued use of cash collateral through May 31, 2004. The court approved an extension and granted the restructuring of notes/debt with Finance Unlimited and Laurus for settlement and to be discharge from bankruptcy.

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

The Company is a diversified entertainment company with the following operating activities:

a) Studio rental - The Company and its subsidiary, Valencia Entertainment International, LLC, operates eight sound stages in Valencia, California. Valencia Entertainment International, LLC owns six improved acres on which six of the sound stages are located. The Company leases the other two sound stages. Beginning June 2003, the Company and its subsidiary have a newly signed one-year lease with five one-year options for all eight sound stages, which will generate $2,100,000 annually with cost-of-living increases. The Company has acquired seven and one half acres of property in Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental. The Company's subsidiary, Half Day Video, Inc., supplies personnel, cameras, and other production equipment to various production companies on a short-term basis. As a result of additional equipment purchases and increased activity, from both internal and external sources, we anticipate that Half Day Video, Inc.'s revenues should increase significantly.

b) Film, TV, & Animation Production -The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions.

c) Broadcast Television - The Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.

    See accompanying notes to the condensed consolidated financial statements
                                       -9-

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

The audited consolidated financial statements of the Company for the year ended September 30, 2003 were filed on February 13, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

USE  OF  ESTIMATES
------------------
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ form those estimates.

CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has two customers who accounted for approximately 99% of total rental revenues for the six months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, all eight sound and production stages were under non-cancelable operating leases for one year from two major production companies.

Financial instruments that potentially subject the Company to concentrations of risk consist of trade receivables principally arising from monthly leases from television producers. The Company continuously monitors the credit-worthiness of its customers to minimize its credit risk.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------
Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

    See accompanying notes to the condensed consolidated financial statements
                                      -10-

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------
Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2003, there were no significant impairments of its long-lived assets.

REVENUE  RECOGNITION
--------------------
Revenues from studio and equipment rentals are recognized ratably over the contract terms. Revenues from the production and licensing of television programming are recognized when the films or series are available for telecast and certain contractual terms of the related production and licensing agreements have been met.

EQUITY  INVESTMENT
------------------
The Company accounts for its investments in companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% under the equity method. The Company's 45% investment in a recently acquired television station has been accounted for as an investment under the equity method (See Note 3)

INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
-------------------------------------------------------

The condensed consolidated financials statements as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss to date of $1,213,234 and a working capital deficiency of $9,397,836 and an accumulated deficit of $11,769,584 at March 31, 2004. The Company had a net loss of $572,319 for the three months ended March 31, 2004.

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

    See accompanying notes to the condensed consolidated financial statements
                                      -11-

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                   -----------

LOSS  PER  COMMON  SHARE
------------------------
Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share, as their effect would be anti-dilutive.

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

This statement is generally effective for business combinations initiated on or after July 1, 2001. Statement No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized, as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized, but is subject to impairment testing at the reporting unit level to which the goodwill was assigned at the date of the business combination.


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

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The provisions of SFAS 145, related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

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


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 15,010,000 for the three and six months ended March 31, 2004 and 11,816,467 for the three and six months ended March 31, 2003, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive or their conversion price was greater than the average market price of the Company's common stock.

NOTE  3  EQUITY  INVESTMENT
---------------------------

As of March 31, 2004, ValCom has a 45% interest in a broadcasting company in Palm Springs, California, which had assets of $766,000, net worth of $740,000, and a net loss of $14,843. The entity has received a $106,000 advance from ValCom, Inc.


NOTE  4  SEGMENT  INFORMATION
-----------------------------
                                Studio & Equip         Film & TV
                                Rental           1     Production     Total
                                -------         ----   ----------     -----

As of and for the six months
ended  March  31,

2004
----
Revenues                        $ 1,265,195             $  67,696    $1,332,891
Operating  (Loss)  Income          (631,925)              (51,248)     (683,173)
Total  Assets                    15,514,677               339,074    15,853,751
Depreciation and Amortization       175,690                     0       175,690

2003
----
Revenues                        $ 1,023,027             $ 329,542   $ 1,352,569
Operating  loss                  (1,133,460)              (26,174)  ( 1,159,634)
Total  Assets                    12,250,000               113,000    12,363,000
Depreciation and Amortization       176,275      0                      176,275

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  5  LITIGATION
-------------------

On April 7, 2003, the Company filed on an emergency basis, a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, as Case No. SV 03-12998-GM. As of March 31, 2004, the Company was in compliance of all of its duties under the Bankruptcy Code and all applicable guidelines of the Office of the United States Trustee.

The Company requires the use of its secured creditor's cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders' cash collateral through March 31, 2004.

On April 28, 2004 the court approved two additional cash collateral stipulations, one each with Finance Unlimited and Laurus, authorizing the Company's continued use of cash collateral through May 31, 2004. The court approved an extension and granted the restructuring of notes/debt with Finance Unlimited and Laurus for settlement and to be discharged from bankruptcy.


NOTE  6  STOCKHOLDERS'  EQUITY
------------------------------
(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
On  September  30,  2002,  the Company had three series of convertible Preferred
Stock: B, C, and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 8% per share, per year. Series B Preferred Stock is to be issued if and when declared by the Board of Directors, and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 8% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series D Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share.

With respect to rights on liquidation, Series B, C, and D Preferred Stock shall rank senior to the common stock, but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock. Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. No dividends have been declared by the Board of Directors for any of the Series of convertible Preferred Stock for the fiscal year ended September 30, 2003.

On June 6, 2002, the Company received $930,000, net for the issuance of 1,250,000 shares of Series D Convertible Preferred Stock to an accredited investor. In connection with the transaction, the Company also issued warrants to the preferred stockholder to purchase an aggregate of 1,300,000 shares of the Company's common stock at an exercise price of $.80 per share, expiring on June 18, 2007.

The Company allocated the net proceeds received from the sale of the preferred stock to the warrants using the Black-Scholes pricing model. The allocation of the net proceeds to the warrants amounted to $466,908 and is included in additional paid-in capital in the accompanying condensed consolidated balance sheet at September 30, 2002. Also, in connection with the sale of the Series D Convertible Preferred Stock, the Company incurred a 7% placement agent fee and issued the placement agent's 125,000 "VACM Units". Each unit is comprised of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.80 per share. The Company recorded the $70,000 placement agent fee as a reduction of the proceeds received, thereby reducing additional paid-in capital by $70,000 at September 30, 2002. Each VACM Unit is exercisable at $0.80 per unit and the unit and the underlying warrant expire June 18, 2007. The Company valued the VACM Unit by apportioning value to the underlying warrant and common stock using the Black-Scholes pricing model, and by measuring the intrinsic value of the common stock. The value of the 125,000 VACM Units amounted to $60,745 and was recorded as an increase in additional paid-in capital at September 30, 2002.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

In connection with the Series D Preferred Stock financing, the Company has also issued 2,800,000 shares of its common stock to be held in escrow based upon the terms of the financing agreement. The financing agreement requires the Company to hold in escrow 1,250,000 shares of common stock as a deposit in anticipation of the preferred stockholder's conversion of 1,250,000 shares of Series D Preferred Stock, 1,300,000 shares of common stock as a deposit in anticipation of the preferred stockholder's exercise of warrants to purchase 1,300,000 shares of common stock at ($0.80 per unit), and 250,000 shares of common stock as a deposit in anticipation of the placement agent's exercise of its VACM Units. As discussed above, the Series D Preferred Stock can be converted at any time to common stock on a 1 for 1 basis. At March 31, 2004, none of the 2,800,000 common shares have been released from escrow and are not considered outstanding for purposes of computing weighted average shares outstanding.


(B)  COMMON  STOCK
------------------
During the six months ended March 31, 2004, the Company issued 538,333 shares of common stock in lieu of debt retirement. The value of the debt retired totaled approximately $57,950.

During the six months ended March 31, 2004, the Company issued 500,000 shares of common stock in lieu of prepaid development costs. The value of the development costs totaled approximately $215,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the six months ended March 31, 2004, the Company issued 1,656,000 shares of common stock in lieu of compensation consultancy services performed and compensation. The value of the services performed totaled approximately $1,280,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the six months ended March 31, 2004, the Company issued 208,000 shares of common stock in lieu of compensation, for services relative to the acquisition of real estate in Nevada. Total value of the compensation, salaries and bonuses was approximately $80,000, which was computed based upon the market prices of the common stock on the applicable payment dates and capitalized into the acquisition cost.

During the six months ended March 31, 2004, the Company received $219,000 in proceeds from the sale of stock in a private placement.

During the six months ended March 31, 2004, the Company issued 650,000 shares of common stock in lieu of prepaid acquisition and development costs of the Las Vegas Studios. The value of the development costs totaled approximately $266,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended March 31, 2004, the Company issued an aggregate of 115,750 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $46,300, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the fiscal year ended September 30, 2003, the Company issued warrants to purchase 2,083,334 shares of the Company's common stock to a director in connection with services provided and to be provided to the company. The weighted average exercise price for the warrants issued was $0.12 and all of the warrants begin to expire in September 2005. The director has exercised 791,666 warrants up to March 31, 2004. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended March 31, 2004, the Company issued 600,000 shares of common stock in exchange for 600,000 shares of series C preferred convertible on a one on one basis and retired 110,000 to treasury as part of settlement agreement.

During the six months ended March 31, 2004, the Company issued 1,150,000 shares of common stock to individuals through a Private Placement Memorandum for $0.25 per share for $ 288,000. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the fiscal year ended September 30, 2003, the Company issued warrants to purchase 2,083,334 shares of the Company's common stock to a director in connection with services provided and to be provided to the company. The weighted average exercise price for the warrants issued was $0.12, and all of the warrants begin to expire in September 2005. The director has exercised 558,333 warrants up to March 31, 2004.

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

NOTE  7  SUBSEQUENT  EVENTS
---------------------------
NONE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 PLAN  OF  OPERATION

As of March 31, 2004, ValCom, Inc. operations were comprised of three divisions:
(1) Studio (2) Equipment Rental, and Personnel Rental, (3) Broadcast Television and (3) Film and Television Production.

RENTAL
-------

The Company and its subsidiary, Valencia Entertainment International, LLC, operates eight sound stages in Valencia, California. Valencia Entertainment International, LLC owns six improved acres on which six of the sound stages are located. The Company leases the other two sound stages. Beginning June 2003, the Company and its subsidiary has a newly signed one-year lease with five one-year options for all eight sound stages, which will generate $2,100,000 annually with cost-of-living increases. The Company has acquired seven and one half acres of property in Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental. The Company's subsidiary, Half Day Video, Inc., supplies personnel, cameras, and other production equipment to various production companies on a short-term basis. As a result of additional equipment purchases and increased activity, from both internal and external sources, we anticipate that Half Day Video, Inc.'s revenues should increase significantly.

TELEVISION,  FILM,  &  ANIMATION  PRODUCTION
--------------------------------------------

The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions (See Note 5).

                          VALCOM, INC. AND SUBSIDIARIES

CHANNEL  8  IN  PALM  SPRINGS,  CALIFORNIA
------------------------------------------
In connection with its joint venture with New Global Communications, Inc., the Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2004  VS.  MARCH  31,  2003
-------------------------------------------------------------

Revenues for the three months March 31, 2004 increased by $182,013 or 30.97% from $587,640 for the three months ended March 31, 2003 to $769,653 for the same period in 2004. The increase in revenue was principally due to increased studio revenues and decreased production revenues associated with the joint venture with Woody Fraser Productions.

Production costs for the three months ended March 31, 2004 decreased by $16,641 or 25.7% from $64,693 for the three months ended March 31, 2003 to $48,052 for the same period in 2004. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Depreciation and amortization expense for the three months ended March 31, 2004 decreased by $13,205 or 15% from $88,535 for the three months ended March 31, 2003 to $75,330 for the same period in 2004. General and administrative expenses for the three months ended March 31, 2004 decreased by $81,986 or 8.3% from $984,158 for the three months ended March 31, 2003 to $902,172 for the same period in 2004. The decrease was due principally to decreased personnel costs, insurance, printing, and bad debt expenses.

Interest expense for the three months ended March 31, 2004 decreased by $80,157 or 20.2% from $396,575 for the three months ended March 31, 2003 to $316,418 for the same period in 2004. The decrease was due principally to the decrease in interest rates associated with the company's mortgage loans.

Other income for the three months ended March 31, 2004 decreased by $20,309 from $48,191 for the three months ended March 31, 2003 to $27,882 for the same period in 2004. The decrease was due to a gain recognized from the sale of fixed assets offset by the loss recorded on equity investment of ValCom Broadcasting, LLC.

Due to the factors described above, the Company's net loss decreased by$354,360 from $926,679 for the three months ended March 31, 2003 to $572,319 for the same period in 2004.

SIX  MONTHS  ENDED  MARCH  31,  2004  VS.  MARCH  31,  2003
-----------------------------------------------------------

Revenues for the six months ended March 31, 2004 decreased by $19,678 or 1.45% from $1,352,569 for the six months ended March 31, 2003 to $1,332,891 for the same period in 2004. The decrease in revenue was principally due to increased rental income from sound stages leased to Paramount and decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues from equipment rental.

Production costs for the six months ended March 31, 2004 decreased by $196,772 or 76.9%from $255,716 for the six months ended March 31, 2003 to $58,994 for the same period in 2004. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Depreciation and amortization expense for the six months ended March 31, 2004 decreased by $585 or 0.3% from $176,275or for the six months ended March 31, 2003 to $175,690 for the same period in 2004.

General and administrative expenses for the six months ended March 31, 2004 decreased by $298,782 or 14.4% from $2,080,212 for the six months ended March
31, 2003 to $1,781,430 for the same period in 2004. The decrease was due to decreased personnel costs, legal and accounting fees, outside services and consulting fees, and bad debt expense.

Interest expense for the six months ended March 31, 2004 decreased by $12,597 or 2.2% from $571,413 for the six months ended March 31, 2003 to $584,010.

Other income for the six months ended March 31, 2004 decreased by $ 96,351 or 76.1% from $126,573 for the six months ended March 31, 2003 to $30,222 primarily due to less equipment rental activity. Due to the factors described above, the Company incurred a net loss of $1,213,234 for the six months ended March 31, 2004 compared to net loss of $1,703,405 for the same period in 2003.

                          VALCOM, INC. AND SUBSIDIARIES


FUTURE  OUTLOOK

The Company has entered into a joint venture agreement with O. Atlas Enterprises to produce an animation movie and an animation TV series called "New Zoo Revue" based on an American Classic of the same name, which was highly successful. BCI/Navarre has purchased an exclusive agreement to distribute 195 existing shows of New Zoo Revue for the retail market. We anticipate the New Zoo Revue to be available to consumers through 4,000 Wal-Mart retail outlets by August 10, 2004. The Company has already incurred start-up costs, which have been reflected in the financial statements for the six months ended March 31, 2004.

The Company has purchased additional studio facilities comprising 7.5 acres of land and 162,000 sq. ft. of buildings in Las Vegas as part of its expansion plans. The Company is undergoing a three phase renovation, which will ensure additional rental revenues to the Company with revenue opportunities for the Company's other related businesses to begin almost immediately.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $1,213,234 and a positive cash flow from operations of $471,515 for the six months ended March 31, 2004, a working capital deficiency of $9,397,836, and an accumulated deficit of $11,769,584 at March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $229,724 on March 31, 2004 compared to $39,670 as at March 31,2003. During the six months ended March 31, 2004, net cash provided by operating activities totaled $471,515 compared to net cash used by operating activities totaled $503,240 for the comparable six-month period in 2003. A significant portion of operating activities included payments for production development costs. Net cash provided by financing activities for the six months ended March 31, 2004 totaled $2,674,893 compared to $98,097 for the comparable six-month period in 2003. Net cash used by investing activities during the six months ended March 31, 2004 totaled $3,128,366 compared to net cash provided $101,439 during the comparable prior year period due principally to Acquisition of studio facilities in Las Vegas.

The above cash flow activities yielded a net cash increase of $18,042 during the six months ended March 31, 2004 compared to a decrease of $303,704 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $9,397,836 as of March 31, 2004. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.


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

                          VALCOM, INC. AND SUBSIDIARIES


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

PART  II--OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

During the six months ended March 31, 2004, the Company issued 538,333 shares of common stock in lieu of debt retirement. The value of the debt retired totaled approximately $57,959. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended March 31, 2004, the Company issued 500,000 shares of common stock in lieu of prepaid development costs. The value of the development costs totaled approximately $215,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                          VALCOM, INC. AND SUBSIDIARIES


During the six months ended March 31, 2004, the Company issued 200,000 shares of common stock in lieu of compensation consultancy services performed. The value of the consultancy services performed totaled approximately $94,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

During the six months ended March 31, 2004, the Company issued 200,000 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $82,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

During the six months ended March 31, 2004, the Company issued 650,000 shares of common stock in lieu of prepaid acquisition and development costs of the Las Vegas Studios. The value of the development costs totaled approximately $266,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended January 12, 2004, the Company issued an aggregate of 115,750 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $46,300, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the fiscal year ended September 30, 2003, the Company issued warrants to purchase 2,083,334 shares of the Company's common stock to a director in connection with services provided and to be provided to the company. The weighted average exercise price for the warrants issued was $0.12, and all of the warrants begin to expire in September 2005. The director has exercised 791,666 warrants up to March 31, 2004. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
                                        -
During the six months ended March 31, 2004, the Company issued 600,000 shares of common stock in exchange for 600,000 shares of series C preferred convertible on a one on one basis and retired 110,000 to treasury as part of settlement agreement.

During the six months ended March 31, 2004, the Company issued 1,150,000 shares of common stock to individuals through a Private Placement Memorandum for $0.25 per share or $ 288,000. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

Not  applicable

ITEM  5.  OTHER  INFORMATION
----------------------------

1.     Donald  Magier  resigned  as  secretary,  controller  and  director.
2. Tracey Eland has been appointed to service as Secretary of the Corporation.

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

                         VALCOM, INC. AND SUBSIDIARIES

99.2  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS  ON  FORM  8-K
          March 29, 2004 Edgar: Resignation of Donald Magier as officer and director.



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALCOM, INC.


Date:  May  19,  2004                 By:  /s/Vince  Vellardita
                                  -------------------------------------
                                   Vince  Vellardita  Chairman  of  the
                                   Board  and  Chief  Executive  Officer
                                   (Principal  executive  officer)




In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                       Title                           Date
 ---------                       -----                           ----


BY:  /s/  Vince  Vellardita      CEO/President                   May 19, 2004
          ------------------     Chairman of the Board          --------------
          Vince  Vellardita


BY:  /s/  Tracey  Eland          Secretary                       May 19, 2004
          -------------         (Principal Accounting Officer)  -------------
          Tracey  Eland

EXHIBIT  99.1

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

I, Vince Vellardita, the Chief Executive Officer of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May  19,  2004
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

I, Tracey Eland, the Secretary (principal accounting officer) of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May  19,  2004
        --------------



                              /s/Tracey  Eland
                              ----------------
                              Name:  Tracey  Eland
                              Title:  Controller (Principal Accounting Officer)

EXHIBIT  99.2
                           CERTIFICATIONS PURSUANT TO
                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

Dated:  May  19,  2004
        --------------


                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer

     In connection with of the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tracey Eland , the Company's Secretary and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

Dated:  May  19,  2004
       ---------------

                         By:     /s/  Tracey  Eland
                                 ------------------
                                 Tracey  Eland
                                 Secretary  and
                                 Principal  Accounting  Officer