Form 10QSB/A
period 2004-03-31
VALCOM INC
filed 2004-08-23
CIK 1013453

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



            28309 Ave. Crocker, Valencia, California 91355
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

Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                     March  31,
                                                       2004
                                                      ------
                                     ASSETS         (Unaudited)
                                     ------
Current  assets:
Cash  &  Cash  equivalents                         $   229,723
Accounts  receivable,  net                              51,827
Note  receivable,  current                              17,590
                                                   -----------
Total  current  assets                                 299,140

Property  and  equipment  -  net                    12,965,255
Deferred  Compensation                                 225,658
Prepaid  development  costs                            440,739
Deposits  and  other  assets                           300,684
                                                  ------------
Total  assets                                    $  14,231,476
                                                  ============

    See accompanying notes to the condensed consolidated financial statements
                                       -4-

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities  not  subject  to  compromise
Current  liabilities:
Accounts  payable                                $   354,756
Accrued  interest                                    324,753
Accrued  expenses                                    293,892
Advanced rent                                        272,100
Due  to  related  parties                            431,538
Notes  payable                                        14,043
Notes payable - Laurus                             9,812,966
-------------------------------------------------------------
Liabilities subject to compromise
----------------------------------
Prepetition trade accounts payable                   206,249
Prepetition payable due to related parties            95,000
Prepetition accured expenses                         131,902
                                                -------------
Total  current liabilities                        11,937,199
-------------------------------------------------------------
Mortgage payable-nevada                            2,519,536

Total lablilties                                  14,456,536
-------------------------------------------------------------
Commitments  and  contingencies

Stockholders'  deficit:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding                            38
Series  C,  5,000,000  shares  authorized;  1,480,000
shares  issued  and  outstanding                         1,480
Series  D,  1,250,000  shares  authorized;1,250,000
shares  issued  and  outstanding                             -
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  21,144,913
shares  issued  and  outstanding                        21,144
Additional  paid-in  capital                        15,354,666
Preferred stock to be issued
Accumulated  deficit                               (15,602,388)

Total  Stockholders'  deficit                         (225,060)
                                                   -----------
Total  Liabilities  and  Stockholders'  deficit     $14,231,476
                                                   ===========

    See accompanying notes to the condensed consolidated financial statements
                                       -5-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      For the three              For the three
                                      months ended               months ended
                                      March 31, 2004             March 31, 2003
Revenue:
Rental . . . . . . . . . . . .       .$  1,093,775                $1,023,027
Production . . . . . . . . . .       . .    59,185                   202,969
Other. . . . . . . . . . . . .       . .     5,837                    76,573
                                   -----------------------------------------
               . . . . . .       . .     1,158,797                 1,302,569
                                   -----------------------------------------

Cost and expenses:
Production . . . . . . . . . .              16,703                   255,716
Impairment of property & equipment       1,438,250                      -
Litigation accrual                       1,405,656                      -
Selling and promotion                       29,564		      14,468
Depreciation and amortization.             470,167                   176,275
General and administrative . .           1,702,150                 2,065,744
Consulting and professional services        14,519
                                   -----------------            ------------
Total Cost and Expenses. . .             5,577,150                 2,512,203
                                   -----------------------------------------

Operating loss . . . . . . .            (4,418,212)               (1,209,634)

Other income (expense):
       Interest expense net               (681,377)                 (571,413)
       Gain on sale of assets               60,230                    27,642
       Loss on equity investment            (6,679)                      -
Other income                                    -                     50,000
                                   -----------------------------------------
Total other income (expense) . .          (627,826)                 (493,771)

                             -----------------------------------------------
Net loss . . . . . . . .  .       . .$  (5,046,038)            $  (1,703,405
                             ===============================================

    Basic and diluted loss per share from continuing
    operations . . . . . . . . .
                                     $      ( 0.26)            $    ( 0.14)
                                    --------------------   -----------------
    Weighted average shares outstanding
    basic and diluted                     19,170,824             11,487,280


    See accompanying notes to the condensed consolidated financial statements
                                       -6-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                      For the three              For the three
                                      months ended               months ended
                                      March 31, 2004             March 31, 2003
Net revenue:
Rental . . . . . . . . . . . .        $    494,137                $  459,372
Production . . . . . . . . . .              28,948                    80,077
Other. . . . . . . . . . . . .               3,497                     1,809
                                   -----------------------------------------
Total net revenues                         526,582                   537,640
                                   -----------------------------------------

Cost and expenses:
Production . . . . . . . . . .               5,761                    64,693
Impairment of property & equipment       1,438,250                       -
Litigation accrual                       1,405,656                       -
Selling and promotion                       15,592                     2,051
Depreciation and amortization.             382,329                    88,535
General and administrative . .           1,021,366                   982,107
Consulting and professional services       371,950                       -

Total cost and expenses. . .             4,640,902                 1,137,386
                                   -----------------------------------------

Operating loss . . . . . . .            (4,114,320)                 (599,746)e
Other income (expense):
       Interest expense      .            (413,785)                 (376,933)
       Impairment of property              (53,950)                   19,642
       Loss on equity Investment                 0                    50,000
       Other income
                                   -----------------------------------------
Total other income (expense) net          (413,785)                 (396,575)
Gain on sale of assets                       6,280                    19,642
                             -----------------------------------------------
Net loss . . . . . . . .  .          $  (4,521,825)            $    (926,679)
                             ===============================================

    Basic and diluted loss per share from continuing
    operations . . . . . . . .
                                     $     ( 0.23)             $     ( 0.08)
    Weighted average shares outstanding
    basic and diluted.                   19,018,382               11,816,467


    See accompanying notes to the condensed consolidated financial statements
                                       -7-

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          For the six       For the six
                                                                          months ended      months ended
                                                                          March 31, 2004    March 31, 2003
                                                                      ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                       $(5,046,038)      $(1,703,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment                                      1,438,250
Depreciation and amortization                                               470,176           176,275
Bad debt expense                                                               -               70,313
Gain on sale of fixed assets                                                (60,230)          (27,642)
Stock issued for retirement debt . . . . . . . . . . . . . . . . . . . . . . 57,959
Stock issued for interest payable                                             3,000
Stock issued for compensation. . . . . . . . . . . . . . . .                715,458           170,351

Changes in operating assets and liabilities:
Receivables . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . .     20,080           (14,952)
Prepaid expenses                                                           (287,679)          (31,897)
Other assets                                                                                  195,987
Deferred compensation . . . . . . . . . . .  . . . . . . . . . . . .         33,022           112,846
Deposits                                                                   (185,146)          (   875)
Accounts payable and accrued expenses . . .  . . . . . . . . . . . . . .  1,964,469           549,904
                                                                          ------------  --------------
Net Cash Used by Operating Activities . . .  . . . . . . . . . . . . .   (  876,688)        ( 503,240)
                                                                         -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment. . . . . . . . . . . . . . . . . . (  332,047)           (3,899)
Repayments of note receivable . . . . . . . . . . . . . . . . . . . . . .    35,178            55,179
Proceeds from sale property and equipment . . . . . . . . . . . . . . . .    63,700            50,179
                                                                         -------------  --------------
Net Cash Provided by Investing Activities. . . . . . . . . . . . . . . . (  233,169)          101,439
                                                                         -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock                                            467,500
Stock issued for options exercised                                          232,000
Principal repayment of notes payable  . . . . . . . . . . . . . . . .    (   68,883)         (107,827)
Principal borrowings on notes payable and mortgages   . . . . . . . .       100,000           234,463
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . .       397,281           (28,539)
Net cash provided by financing activities . . . . . . . .           .    (1,127,898            98,097
                                                                         --------------    -----------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .  .         18,041          (303,704)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .  .        211,682           343,374
                                                                        -------------  ---------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . ..  $     229,723   $        39,670
                                                                     ================ ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     347,824   $       193,250
                                                                        --------------   -------------
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . $           0   $             0
                                                                        --------------  --------------

    See accompanying notes to the condensed consolidated financial statements
                                       -8-

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BANKRUPTCY PROCEEDINGS,DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

on April 7, 2003, the Company filed on an emergency basis a voluntary Chapter 11 bankruptcy petition.

The Company's requires the use of its secured creditor's cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited Finance and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders' cash collateral through March 31, 2004.

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

In May 2004, Laurus paid off Finance Unlimited and was subrogated to Finance's $6,565,998 claim, which became included in the senior of Laurus' two claims. Laurus then sought to conduct a non-judicial foreclosure sale of the Property, and VEI objected. The Bankruptcy Court issued an order on June 3, 2004, that while Laurus could conduct a non-judicial foreclosure sale of the Property, Laurus would not be entitled to any deficiency claim against either VEI or ValCom, or any other assets other than the Property itself (and the rents and leases appurtenant thereto).

On June 10, 2004, the court ordered the Property to be sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.

As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the Property, neither VEI nor ValCom are subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the Property itself (which no longer belongs to VEI). Any liability owed to the third party, which purchased the Property with regard to the rents, collected for June 2004 has been resolved by settlement with that party.

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

The Company is a diversified entertainment company with the following operating activities:

a) Studio rental - The Company and its subsidiary, Valencia Entertainment International, LLC, operated eight sound stages in Valencia, California until June 10,2004 when six of the sound stages were sold off to pay the debts of Laurus and Finance Unlimited. The Company leases the other two sound stages. Beginning June 2003, the Company and its subsidiary signed one-year lease with five one-year options for its sound stages. The Company has acquired seven and one half acres of property in Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental. The Company's subsidiary, Half Day Video, Inc., supplies personnel, cameras, and other production equipment to various production companies on a short-term basis.

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

Following is a summary of the significant accounting policies followed in the prepartion of these consolidated financial statements, which policies are in accordanc with accounting principles generally accepted in the United States of America.


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

GOING CONCERN
-------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss to date of $5,046,083 and a working capital deficiency of $11,638,059 and an accumulated deficit of $15,602,388 at March 31, 2004. The Company had a net loss of $5,046,038 for the three months ended March 31, 2004.

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

Management has taken varioussteps to revise its operating and financial requirments, which it believes are sufdficient to provide the Company with the ability to continue on in twelve months. Management devoted considerable effort during the period ended March 31, 2004, towards management of liablities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.


    See accompanying notes to the condensed consolidated financial statements
                                      -11-

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                   -----------

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

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


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 19,018,382 and 19,170,824 the three and six months ended March 31, 2004 and 11,816,467 and 11,487,280 for the three and six months ended March 31, 2003, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive or their conversion price was greater than the average market price of the Company's common stock.

NOTE  3  EQUITY  INVESTMENT
---------------------------

As of March 31, 2004, ValCom has a 45% interest in a broadcasting company in Palm Springs, California, which had assets of $766,000, net worth of $740,000, and a net loss of $64,444.


NOTE  4  SEGMENT  INFORMATION
-----------------------------
                             Studio & Equip  Film & TV     Magazine
                             Rental          Production    Puvlication  Total
                             -------         ----------   ------------  -----

As of and for the six months
ended  March  31,

2004
----
Revenues                    $ 1,093,775     $  65,022        -       $1,158,797
Operating  (Loss)  Income    (4,293,893)    ( 124,319)       -       (4,418,212)
Total  Assets                14,231,467           -          -       14,231,476
Depreciation and Amortization   470,167           -          -          470,167
Interest Expense                681,377           -          -          681,377
Capital Expenditures          2,925,514           -          -        2,925,514

2003
----
Revenues                    $ 1,225,996     $     -     $ 76,573    $ 1,302,569
Operating  loss              (  957,165)     (144,926)  (107,543)   ( 1,209,634)
Total  Assets                12,362,562           -          -       12,362,562
Depreciation and Amortization   176,275           -          -          176,275

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  5  LITIGATION
-------------------

On April 7, 2003, Valencia Entertainment International (VEI) a 100% subsidiary of ValCom, Inc., Delaware filed on an emergency basis, a voluntary Chapter
11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, as Case No. SV 03-12998-GM. As of March 31, 2004, the Company was in compliance of all of its duties under the Bankruptcy Code and all applicable guidelines of the Office of the United States Trustee.

VEI requires the use of its secured creditor's cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted VEI's use of the lenders' cash collateral through March 31, 2004.

On April 28, 2004 the court approved two additional cash collateral stipulations, one each with Finance Unlimited and Laurus, authorizing the Company's continued use of cash collateral through May 31, 2004. The court approved an extension and granted the restructuring of notes/debt with Finance Unlimited and Laurus for settlement and to be discharged from bankruptcy.

In May 2004, Laurus paid off Finance and was subrogated to Finance's $6,565,998 claim, which became included in the senior of Laurus' two claims. Laurus then sought to conduct a non-judicial foreclosure sale of the Property, and VEI objected. The Bankruptcy Court issued an order on June 3, 2004, that while Laurus could conduct a non-judicial foreclosure sale of the Property, Laurus would not be entitled to any deficiency claim against either VEI or ValCom, or any other assets other than the Property itself (and the rents and leases appurtenant thereto).

On June 10, 2004, the court ordered the Property to be sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.

As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the Property, neither VEI nor ValCom are subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the Property itself (which no longer belongs to VEI). Any liability owed to the third party, which purchased the Property with regard to the rents, collected for June 2004 has been resolved by settlement with that party.

The Company had recorded liability of $ 8,407,310 for the Laurus loan (including Finance Unlimited loan) as of March 31, 2004 but the bankruptcy court valued the liability at $ 9,812,966 for the loans due to Laurus (including subrogation from Finance Unlimited loan). The Company recorded difference of $ 1,405,656 as the litigation settlement expense and reflected it on the income statement for the period ending March 31, 2004.

NOTE 6  IMPAIRMENT OF PROPERTY AND EQUIPMENT

The property and equipment was recorded in the books at net value of $11,251,216 (net of depreciation of $ 1,324,266). On June 10, 2004, the property was foreclosed for $ 9,812,966 and the proceeds were used to pay off the notes from Laurus. The Company has adjusted the value of the property to its subsequent disposal value. The Company recorded difference between the liabilities settled from foreclosure of the property and the net book value, as an impairment of the property and equipment and recorded imapirement costs of $ 1,438,250 during the period ending March 31, 2004.

 The impaired property and equipment comprised of the following:

   Land                                $     7,392,292
   Building                                  5,183,190
   Accumulated depreciation                 (1,324,266)
                                            11,251,216
   Exchange for payment of liability        (9,812,966)
   Impairment loss                     $    (1,438,250)

NOTE 7 RELATED PARTY TRANSACTIONS

On February 16, 2004, the Company sold its 45% interest in ValCom Broadcasting consisting of a joint venture agreement with New Global Communications, Inc. The joint venture operates a newly developed low power television broadcast station, K08MX-LP, in Palm Springs, California. The February 16, 2004 Asset Purchase Agreement with Eye Span Entertainment Network, Inc. also included the sale by the Company of 143 titles from the ValCom, Inc. film library, along with the copyrights, trademarks, equipment, legal options, supplies, spare parts, inventory, and all other tangible personal property related to bingo owned and used or useful in the operation of Latino Bingo, Satellite Bingo and all other related items. It also included the sale of 10% ownership interest in Las Vegas Studios located at 41 North Mojave Road, Las Vegas, Nevada 89101. The shareholders of interest of Valcom Inc. as of December 15, 2003 received 750,000 shares of common stock of Eye Span Entertainment Network, Inc,value at $14,519,000 for the sale of 45% interest in ValCom Broadcasting, LLC, 143 film and television titles, all of the rights, title and interest in Latino Bingo and Satellite Bingo, as well as the 10% interest in Las Vegas Studios. . .
The Company distributed shares of ES to its shareholders as dividend in their ratio of ownership as of December 15, 2003. The Company is in the process of revising this transaction.


NOTE  8  STOCKHOLDERS'  EQUITY
------------------------------
(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
On  September  30,  2002,  the Company had three series of convertible Preferred
Stock: B, C, and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 8% per share, per year. Series B Preferred Stock is to be issued if and when declared by the Board of Directors, and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 8% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series D Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share.

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

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(B)  COMMON  STOCK
------------------

During the six months dnded March 31, 2004, the Company converted the Series D Preferred Stock to common stock by issance of 2,800,000 shares of common stock.

During the six months ended March 31, 2004, the Company issued 208,333 shares of common stock in lieu of debt retirement. The value of the debt retired totaled $25,000.

During the six months ended March 31, 2004, the Company issued 500,000 shares of common stock in lieu of prepaid development costs. The value of the development costs totaled $215,000. The Company amortized $107,500 of the expenses during the six months period ending March 31, 2004.

During the six months ended March 31, 2004, the Company issued 650,000 shares of common stock in lieu of prepaid acquisition and development costs of the Las Vegas Studios. The value of the development costs totaled approximately $266,510. The Company amortized $66,625 of expenses for the period ending March 31, 2004.

During the six months ended March 31, 2004, the Company issued 1,200,000 shares of common stock in lieu of compensation for consultant services performed and compensation. The value of the services performed totaled $594,000.

During the six months ended March 31, 2004, the Company issued 30,000 shares of common stock to a director in lieu of an interest payment of $3000.

During the six months ended March 31, 2004, the Company issued 600,000 shares of common stock in exchange for 600,000 shares of series C preferred convertible on a one on one basis and retired 110,000 to treasury as part of settlement agreement.

During the six months ended March 31, 2004, the Company issued 300,000 shares of common stock to a director in lieu of retirement of a loan.

During the six months ended March 31, 2004, the Company issued 928,000 shares of common stock for options exercised amounting to $ 232,000

During the six months ended March 31, 2004, the Company issued an aggregate of 315,750 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was $121,458.

During the six months ended March 31, 2004, the Company issued 752,000 shares of common stock for cash amounting to $ 467,500.

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

NOTE  9  SUBSEQUENT  EVENTS
---------------------------

Sale  of  Building
The Company filed a voluntary chapter 11-bankruptcy petition on April 7, 2003. By May 2004, the Property was subject to three (3) secured claims. These were a note and first-priority deed of trust held by Finance Unlimited, LLC ("Finance") in the amount of $6,565,998 and two notes, secured by second-priority and third-priority deeds of trust, both held by Laurus Master Fund, Ltd. ("Laurus"). Laurus claimed that it was owed a total of $2,978,876 plus additional penalties and additional legal fees on the two notes but the Company disputed many of the penalties claims by Laurus. The Finance note was solely the obligation of the Company.

In May 2004, Laurus paid off Finance and was subrogated to Finance's $6,565,998 claim, which became included in the senior of Laurus' two claims. Laurus then sought to conduct a non-judicial foreclosure sale of the Property, and VEI objected. The Bankruptcy Court issued an order on June 3, 2004, that while Laurus could conduct a non-judicial foreclosure sale of the Property, Laurus would not be entitled to any deficiency claim against either VEI or ValCom, or any other assets other than the Property itself (and the rents and leases appurtenant thereto).

On June 10, 2004, the court ordered the Property to be sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.

As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the Property, neither VEI nor ValCom are subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the Property itself (which no longer belongs to VEI). Any liability owed to the third party, which purchased the Property with regard to the rents, collected for June 2004 has been resolved by settlement with that party.

Based upon court order, the Company has adjusted the value of its property at March 31, 2004 and recorded an impairement of its value (note 6).

BANKRUPTCY  DISMISSAL

VEI filed a voluntary chapter 11 bankruptcy petition on April 7, 2003 and obtained the status of Debtor in Possession. After successfully settling the debts owed to secured creditors through sale of property as per court order dated June 3,2004 VEI applied to the United States Bankruptcy Court, Central District of California, San Fernando Valley Division for a Motion to dismiss Chapter 11 Bankruptcy case ("the Motion").The Court on August 3, 2004, having considered the Motion and pleadings filed in support thereof, having heard argument of counsel, finding that notice was proper, and for good cause appearing therefore, ordered (1) The Motion granted (2) Debtor's Chapter 11 bankruptcy case dismissed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 PLAN  OF  OPERATION

As of March 31, 2004, ValCom, Inc. operations were comprised of three divisions:
(1) Studio and Equipment Rental, and Personnel Rental, (2) Broadcast Television and (3) Film and Television Production.

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

THREE  MONTHS  ENDED  MARCH  31,  2004  VS.  MARCH  31,  2003
-------------------------------------------------------------

Revenues for the three months March 31, 2004 decreased by $11,058 or 2.09% from $537,640 for the three months ended March 31, 2003 to $526,582 for the same period in 2004. The decrease in revenue was principally due to increased studio revenues and decreased production revenues associated with the joint venture with Woody Fraser Productions.

Production costs for the three months ended March 31, 2004 decreased by $58,932 or 91.09% from $64,693 for the three months ended March 31, 2003 to $5,761 for the same period in 2004. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Impairment of property increased by $1,438,250 for the three months ended March 31,2004 principally due to the property being sold subsequently to pay off Finance Unlimited and Laurus Notes.

The Litigation costs increased by $1,405,656 for the three months ended
March 31, 2004 compared to $0 for the three months ended March 31, 2003 primarily due to additional interest, penalties, acceleration payment and lawyer fees paid for the settlement of Laurus Notes.

Depreciation and amortization expense for the three months ended March 31, 2004 increased by $293,792 or 432% from $88,535 for the three months ended March 31, 2003 to $382,327 for the same period in 2004. General and administrative expenses for the three months ended March 31, 2004 increased by $39,259 or 3.8% from $982,107 for the three months ended March 31, 2003 to $1,021,366 for the same period in 2004. The increase was due principally to decreased personnel costs, insurance, printing, and bad debt expenses.

Interest expense for the three months ended March 31, 2004 increased by $17,210 or 4.16% from $396,575 for the three months ended March 31, 2003 to $413,785 for the same period in 2004. The increase was due principally to the increase in interest rates associated with the company's mortgage loans.


Due to the factors described above, the Company's net loss increased by$3,595,146 from $926,679 for the three months ended March 31, 2003 to $4,521,825 for the same period in 2004.

SIX  MONTHS  ENDED  MARCH  31,  2004  VS.  MARCH  31,  2003
-----------------------------------------------------------

Revenues for the six months ended March 31, 2004 decreased by $143,772 or 12.41% from $1,352,569 for the six months ended March 31, 2003 to $1,158,797 for the same period in 2004. The decrease in revenue was principally due to increased rental income from sound stages leased to Paramount and decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues from other income.

Production costs for the six months ended March 31, 2004 decreased by $239,013 or 93.5%from $255,716 for the six months ended March 31, 2003 to $16,703 for the same period in 2004. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Impairment of property and equipment increased by $1,438,250 for the six months ended March 31, 2004 compared to $0 for the three months ended March 31, 2003 primarily due to subsequent sale of property of VEI to pay off Finance
Unlimited and Laurus Notes.

                          VALCOM, INC. AND SUBSIDIARIES


The Litigation costs increased by $1,405,656 for the six months ended March 31, 2004 compared to $0 for the six months ended March 31, 2003 primarily due to additional interest, penalties, and acceleration payment and lawyer's fee paid for the settlement of Laurus Notes.

Depreciation and amortization expense for the six months ended March 31, 2004 increased by $293,892 or 159% from $176,275 or for the six months ended March 31,2003 to $470,396 for the same period in 2004, mainly due to write off of certain balance sheet items.

General and administrative expenses for the six months ended March 31, 2004 decreased by $363,093 or 21% from $2,065,744 for the six months ended March 31, 2003 to $1,702,150 for the same period in 2004. The decrease was due to decreased personnel costs, legal and accounting fees, outside services and consulting fees and bad debt expense.

Interest expense for the six months ended March 31, 2004 increased by $109,964 or 19% from $571,413 for the six months ended March 31, 2003 to $681,377 for the same period ended March 31, 2004.

Other income for the six months ended March 31, 2004 decreased by $24,091 or 45% from $77,642 for the six months ended March 31, 2003 to $53,551 primarily due to less equipment rental activity. Due to the factors described above, the Company incurred a net loss of $5,046,038 for the six months ended March 31, 2004 compared to net loss of $1,703,405 for the same period in 2003.


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

The Company has purchased additional studio facilities comprising 7.5 acres of land and 162,000 sq. ft. of buildings in Las Vegas as part of its expansion plans. The Company is undergoing a three-phase renovation, which will ensure additional rental revenues to the Company with revenue opportunities for the Company's other related businesses to begin almost immediately.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $5,046,038 and a negative cash flow from operations of $876,688 for the six months ended March 31, 2004, a working capital deficiency of $11,638,059 and an accumulated deficit of $15,602,388 at March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $229,723 on March 31, 2004 compared to $39,670 as at March 31,2003. During the six months ended March 31, 2004, net cash used by operating activities totaled $876,688 compared to net cash used by operating activities totaled $503,240 for the comparable six-month period in 2003. A significant portion of operating activities included payments for interest and production development costs. Net cash provided by financing activities for the six months ended March 31, 2004 totaled $1,127,898 compared to $98,097 for the comparable six-month period in 2003. Net cash used in investing activities during the six months ended March 31, 2004 totaled $8,247,380 compared to net cash provided $233,169 during the comparable prior year period due to proceeds from sale of fixed assets.

The above cash flow activities yielded a net cash increase of $18,041 during the six months ended March 31, 2004 compared to a decrease of $343,374 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $11,538 as of March 31, 2004. The Company will need to raise funds through various financing to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.


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

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

(B)  COMMON  STOCK
------------------
During the six months ended March 31, 2004, the Company convertd the Series D Preferred Stock to common staock by issuance of 2,800,000 shares of common stock.

During the six months ended March 31, 2004, ths Company issued 208,333 shares of common stock in lieu of debt retirement. The value of the debt retired total $25,000.

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

                                  VALCOM, INC.


Date:  August 20,  2004             By:  /s/Vince  Vellardita
                                  -------------------------------------
                                   Vince  Vellardita  Chairman  of  the
                                   Board  and  Chief  Executive  Officer
                                   (Principal  executive  officer)




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



Dated:  August 13,  2004
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


Dated:  August 13,  2004
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

(5) The Officer and the other certifying officer have disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, and summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) The Officer and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  August 13,  2004
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

(5) The Officer and the other certifying officer have disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, and summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) The Officer and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  August 13,  2004
       ---------------

                         By:     /s/  Tracey  Eland
                                 ------------------
                                 Tracey  Eland
                                 Secretary  and
                                 Principal  Accounting  Officer