Form 10QSB
period 2004-06-30
VALCOM INC
filed 2004-08-23
CIK 1013453

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

                                   (Mark one)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2004

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




                 28309 Ave. Crocker, Valencia, California 91355
                 ----------------------------------------------
               (Address of Principal executive offices) (Zip code)

        (661)  257-8000
-----------------------
                            Issuer's telephone number

            Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $0.001 PAR VALUE
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of June 30, 2004 the issuer had 25,042,048 shares of its $0.001 par value common stock outstanding.

UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the three months ended June 30, 2004. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three and nine months ended June 30, 2004, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2004. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003 for further information.

                                  VALCOM, INC.

                                   FORM 10-QSB
                                      INDEX
                                                                  Page
PART  I.    FINANCIAL  INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements:
           Condensed  Consolidated  Balance  Sheet  as  of
             June 30,  2004  (unaudited)
                                                                     4

           Condensed  Consolidated  Statements  of  Operations
            for the three and six months ended June 30, 2004
            and  2003  (unaudited)
                                                                     6

           Condensed  Consolidated  Statements  of  Cash  Flows
             for  the  nine  months  ended  June 30,  2004  and
             2003  (unaudited)                                       8

           Notes  to  Condensed  Consolidated  Financial  State-
             ments  (unaudited)                                      9

Item  2.    Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                 17

Item  3.    Disclosure  Controls  and  Procedures                    19

Part  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                       20

Item  2.    Changes  in  Securities                                  20

Item  3.    Defaults  Upon  Senior  Securities                       21

Item  4.    Submission of Matters to a Vote of Security Holders      21

Item  5.    Other  Information                                       21

SIGNATURES                                                           23

Item  6.    Exhibits  and  Reports  on  Form  8-K                    24


Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                     June 30,
                                                       2004
                                                      ------
                                     ASSETS         (Unaudited)
                                     ------
Current  Assets:
Cash  &  Cash  equivalents                         $    73,794
Accounts  receivable,  net                              11,512
                                                   -----------
Total  Current  Assets                                  85,306

Property  and  equipment  -  net                     3,446,394
Prepaid  development  costs                             66,625
Deposits  and  other  assets                            46,807
                                                  ------------
Total  Assets                                    $   3,645,132
                                                  ============

See  accompanying  notes  to  the  condensed  consolidated  financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities  Not  Subject  To  Compromise
Current  liabilities:
Accounts  payable                                $   355,602
Accrued  interest                                    324,753
Accrued  expenses                                    169,955
Advanced  Rent                                        30,600
Due  to  related  parties                            455,771
Notes  payable                                        14,043
                                                -----------
Total  Current  Liabilities                        1,350,724


Mortgage  payable-Nevada                           2,593,661

Liabilities  Subject  To  Compromise
Prepetition  trade  accounts  payable                206,249
Prepetition  Payables  due  to  related  parties      95,000
Prepetition  accrued  expenses                       126,173
                                                     -------

Total  Liabilities                                 4,371,807


Commitments  and  contingencies

Stockholders'  equity:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding                            38
Series  C,  5,000,000  shares  authorized;  1,480,000
shares  issued  and  outstanding                         1,480
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  25,042,048
shares  issued  and  outstanding                        25,527
Additional  Paid-in  capital                        15,423,767

Accumulated  deficit                               (16,177,487)

Total  Stockholders'  Equity                          (726,675)
                                                   -----------
Total  Liabilities  and  Stockholders'  Equity      $3,645,132
                                                   ===========

    See accompanying notes to the condensed consolidated financial statements
                                       -5-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      For the three             For the three
                                      months ended               months ended
                                      June 30, 2004             June 30, 2003
Revenue:
Rental . . . . . . . . . . . .       .$    540,204                  $536,978
Production . . . . . . . . . .       . .    28,427                   182,453
Other. . . . . . . . . . . . .       . .     1,596                   (76,573
                                   -----------------------------------------
               . . . . . .       . .    .  570,227                    642,858
                                   -----------------------------------------

Cost and Expenses:
Production . . . . . . . . . .             122,509                    17,354
Loss on impairment of Property
Litigation Settlement
Selling and promotion                       75,858                     4,074
Depreciation and amortization.            . 20,020                    85,545
General and administrative . .          .  571,826                   408,847
Consulting and professional services       452,705

Total Cost and Expenses. . .           . 1,242,918                   515,820
                                   -----------------------------------------

Operating loss . . . . . . .              (672,691)                  127,038

Other Income (Expense):
       Interest Expense                   (122,247).                (203,095)
       Gain on sale of assets                    -                    34,000
       Loss on equity investment                                     (49,713)
                                   -----------------------------------------
Total Other Income (Expense) . .          (122,247)                 (218,808)
                             -----------------------------------------------
Loss from continuing operations                                      (91,770)
Discontinued operations:
Operating loss from discontinued operations.    0                   (109,167)
                                   ---------------  ------------------------
Net gain on disposal of discontinued operations.0                     80,388
                                   ---------------  ------------------------
Net loss . . . . . . . .  .       . .$    (794,938)            $    (120,549)
                             ===============================================

    Basic and diluted loss per share from continuing
    operations . . . . . . . . .            $(0.04)                  $  0.01
                             ===============================================

    Weighted average shares outstanding:
    Basic and diluted.                  21,366,619               12,600,064
                             ===============================================


    See accompanying notes to the condensed consolidated financial statements
                                       -6-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      For the nine             For the nine
                                                      months ended            months ended
                                                      June 30, 2004          June 30, 2003
Revenue:
Rental . . . . . . . . . . . . . . . . . . . . . .   $  1,633,979   $        1,560,005
Production . . . . . . . . . . . . . . . . . . . . .       87,612              385,422
Other. . . . . . . . . . . . . . . . . . . . . . . . .      7,433                   0
                                                    --------------  ------------------------
                                                        1,729,024            1,945,427

Cost and Expenses:
Production . . . . . . . . . . . . . . . . . . . . . .    139,212              273,070
   Loss on Impairment of Property. . . . . . . . . . .  1,438,250
   Litigation costs      . . . . . . . . . . . . . . .  1,405,656
Selling and promotion. . . . . . . . . . . . . . . . .    105,423               18,542
Depreciation and amortization. . . . . . . . . . . . . .  490,87               261,820
General and administrative . . . . . . . . . . . . . . .2,273,975            2,474,591
Consulting and professional services . . . . . . . . . . .967,224
Total Cost and Expenses. . . .  . . . . . . . . .       6,819,927            3,028,023
                                                      ---------------  -------------------------------
Operating loss . . . . . . . . . . . . . . . . . . .   (5,090,903)          (1,082,596)

Other Income (Expense):
    Interest expense . . . . . . . . . . . . . . . . . . (803,624)           (774,508)
       Gain on sale of assets. . . . . . . . . . . . . . . 60,230              61,642
       Impairment of property
       Loss on Equity Investment . . . . . . . . . . . . . (6,679)            (49,713)
   Other income. . . . . . . . . . . . . . . . . . . .         0               50,000
                                                       ---------------  ------------------------------
Total Other Income (Expense) . . . . .  . . . . .        (750,073)           (712,579)
Total Other Expenses
Net Loss . . . . . . . . . . . . . . . . . . . . . .   (5,840,976)         (1,795,175)
                                                       ===============  =============================
Discontinued operations:
Operating loss from discontinued operations. . .              0              (109,167)
                                                       ---------------  ------------------------------
Net gain on disposal of discontinued operations. . . . . .    0                80,388
                                                       ---------------  ------------------------------
Net Loss .. . . . . . . . . . . . . . . . . . . .      (5,840,976)         (1,823,954)
                                                       ---------------  ------------------------------
    Basic and diluted loss per share from continuing
    operations . . . . . . . . . . . . . . . . . . . . . . (0.29)        $    (0.15)
                                                       ---------------  ------------------------------
    Weighted average shares outstanding:
 Basic and diluted.                                    20,372,661          11,858,208

    See accompanying notes to the condensed consolidated financial statements
                                       -7-

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                                   For the nine      For the nine
                                                                   months ended      months ended
                                                                   June 30, 2004    June 30, 2003
                                                                 ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income                                                 $(5,840,976)      $(1,823,955)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment of property and equipment                                1,438,250
Litigation costs                                                    1,405,656
Depreciation and amortization                                         490,187           261,820
Bad debt expense                                                         -               56,606
Gain on sale of fixed assets                                          (60,230)          (61,642)
Stock issued for debt retirement. . . . . . . . . . . . . . .         401,800             3,870
Stock issued for services                                             594,000           140,376
Stock issued for compensation. . . . . . . . . . . . . . . .          256,125            54,475
Changes in operating assets and liabilities:
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20,080           (18,973)
Prepaid development costs                                            (287,679)          (31,952)
Other assets                                                          241,897
Deferred Compensation . . . . . . . . . . . . . . . . . . . . .        33,022           129,357
Deposits                                                             (185,146)          (63,979)
Accounts payable and accrued expenses . . . . . . . . . . . . .       (18,387)           710,951
                                                                   ----------------  --------------
Net Cash Used by Operating Activities . . . . . . . . . . . . .    (1,574,879)         (405,019)
                                                                   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Fixed Assets . . . . . . . . . . . . . . . . . .       (46,566)              -
Notes receivable payments . . . . . . . . . . . . . . . . . . . . .    35,178            66,101
 Proceeds from sale of fixed assets . . . . . . . . . . . . . . . .    57,200            84,159
                                                                   ----------------  ----------------
Net Cash Provided by Investing Activities. . . . . . . . . . . . .     45,812           150,260
                                                                   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock                                    1,147,000
Principal repayment of notes. . . . . . . . . . . . . . . . . . . .  (174,807)
Principal borrowings on notes and mortgages . . . . . . . . . . . .   153,102           234,463
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . 397,281           (91,635)
Net Cash Provided By Financing Activities . . . . . . . .           1,391,179           (31,979)
                                                                   ----------------  ----------------
NET INCREASE (DECREASE) IN CASH . . . . . . .  . . . . . . . .       (137,888)         (286,738)

CASH AT BEGINNING OF PERIOD . . . . . . . . .  . . . . . . . .        211,682           343,374
                                                                   ----------------  ----------------
CASH AT END OF PERIOD . . . . . . . . . . . .  . . . . . . . .  $      73,794   $        56,636
                                                                   ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------
Interest paid . . . . . . . . . . . . . . . . .. . . . . . . .  $     347,824   $       284,402
                                                                   ----------------  ----------------
Income taxes paid . . . . . . . . . . . . . . .  . . . . . . .  $               $             0
                                                                    ----------------  ----------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
26,400 Shares of common stock issued for retirement debt                                   3,870

    See accompanying notes to the condensed consolidated financial statements
                                       -8-

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  DESCRIPTION  OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

The Company is required to have its consolidated financial statements reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements. We will file an amendment to form 10-QSB when our independent accountants complete their review of these financial statements.

Following is a summary of the significant accounting policies followed in the preparation of these consolidated financial statements, which policies are in accordance with accounting principles generally accepted in the United States of America.

On April 7, 2003, one of the Company's subsidiaries filed on an emergency basis a voluntary Chapter 11 bankruptcy petition.

The Subsidiary requires the use of its secured creditor's cash collateral to operate. Throughout the pendency of this case, the Company has worked with its two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders' cash collateral through March 31, 2004.

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

As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the Property, neither VEI nor Valcom are subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the Property itself (which no longer belongs to VEI). Any liability owed to the third party, which purchased the Property with regard to the rents collected for June 2004, has been resolved by settlement with that party.

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

b) Film, TV, & Animation Production -The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions
c) Broadcast Television - The Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.

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

The audited consolidated financial statements of the Company for the year ended September 30, 2003 were filed on February 13, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has two customers who accounted for approximately 99% of total rental revenues for the nine months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, all sound and production stages were under non-cancelable operating leases for one year from two major production companies.

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

However, as per Court order dated June 3, 2004 and based on the deed of trust bearing instrument nos. 99-2400871, 02-1209820 and 02-1209821, the property belonging to VEI, as defined in the instruments was auctioned for sale. The properties which were valued at Land $7,392,292 Building $4,028,785 and Building improvements $1,154,406 and Accumulated Depreciation of $1,294,088 at March 31,2004 were sold to repay the obligations to Laurus (Laurus having paid the obligations owed to Finance Unlimited) under Trust Sale Nos: 8413-40 and
8414-30.Consequently the loss incurred due to this sale is recorded as $1,405,656 under the heading "Impairment of Property and Equipment" in the Profit and loss account of VEI for the nine months ending June 30, 2004.

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

INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
-------------------------------------------------------

The condensed consolidated financials statements as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss to date of $5,840,976 and a working capital deficiency of $1,265,419 and an accumulated deficit of $16,177,487 at June 30, 2004. The Company had a net loss of $794,938 for the three months ended June 30, 2004.

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


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 21,366,619 and 20,372,661 for the three and nine months ended June 30, 2004 and 12,600,064 and 11,858,208 for the three and nine months ended June 30, 2003, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive or their conversion price was greater than the average market price of the Company's common stock.

NOTE  3  EQUITY  INVESTMENT
---------------------------

As of June 30, 2004, ValCom has a 45% interest in a broadcasting company in Palm Springs, California, which had assets of $766,000, net worth of $740,000, and a net loss of $64,444.


NOTE  4  SEGMENT  INFORMATION
-----------------------------
                                Studio     Studio &        Film & TV
                                Rental     Equip. Rental   Production   Total
                                -------    ------------    ----------   -----

As of and for the nine months
ended  June 30,

2004
----
Revenues                        1,343,258     43,766       42,000     1,729,024
Operating  (Loss)  Income      (5,015,878)   (20,637)     (54,388)   (5,090,903)
Total  Assets                   3,264,198    220,412      160,522     3,645,132
Depreciation and Amortization     451,687     36,400        2,100       490,187


2003
----
Revenues                      $ 1,602,313  $ 343,114     $      0  $  1,945,427
Operating  loss                  (929,978)    (7,692)    (144,926)   (1,082,596)
Total  Assets                  12,141,320    172,674            0    12,313,994
Depreciation and Amortization     224,620     37,200            0       261,820

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  5  LITIGATION
-------------------

On April 7, 2003, the Company filed on an emergency basis, a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, as Case No. SV 03-12998-GM. As of, 2004, the Company was in compliance of all of its duties under the Bankruptcy Code and all applicable guidelines of the Office of the United States Trustee.

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

As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the Property, neither VEI nor ValCom are subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the Property itself (which no longer belongs to VEI). Any liability owed to the third party, which purchased the Property with regard to the rents collected for June 2004, has been resolved by settlement with that party.

NOTE  6  STOCKHOLDERS'  EQUITY
------------------------------
(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
On  June  30, 2004, the Company had three series of convertible Preferred Stock:
B, C, and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 8% per share, per year. Series B Preferred Stock is to be issued if and when declared by the Board of Directors, and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 8% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series D Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share.

With respect to rights on liquidation, Series B, C, and D Preferred Stock shall rank senior to the common stock, but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock. Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. No dividends have been declared by the Board of Directors for any of the Series of convertible Preferred Stock for the nine months ended June 30, 2004.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(B)  COMMON  STOCK
------------------
During the nine months ended June 30, 2004, the Company issued 208,333 shares of common stock in lieu of debt retirement. The value of the debt retired totaled approximately $25,000.

During the nine months ended June 30, 2004, the Company issued 500,000 shares of common stock in lieu of prepaid development costs. The value of the development costs totaled approximately $215,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the nine months ended June, 2004, the Company issued 650,000 shares of common stock in lieu of prepaid acquisition and development costs of the Las Vegas Studios. The value of the development costs totaled approximately $266,500, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended June 30, 2004, the Company issued 1,290,000 shares of common stock in lieu of compensation consultancy services performed and compensation. The value of the services performed totaled approximately $620,400, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the nine months ended June, 2004, the Company issued 30,000 shares of common stock to a director in lieu of an interest payment of $3,000, which was computed based upon the market price of common stock at the applicable payment date.

During the nine months ended June 30, 2004, the Company issued 300,000 shares of common stock to a director in lieu of retirement of a loan which was computed based upon the market prices of common stock on the applicable payment dates.

During the nine months ended June 30, 2004, the Company issued an aggregate of 1,315,750 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $436,458, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended June 30, 2004, the Company issued 600,000 shares of common stock in exchange for 600,000 shares of series C preferred convertible on a one on one basis and retired 110,000 to treasury as part of settlement agreement.

During the nine months ended June 30, 2004, the Company issued 4,454,999 shares of common stock to individuals through a Private Placement Memorandum for $1,015,000. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

NOTE  7  SUBSEQUENT  EVENTS
---------------------------

Sale  of  Building
VEI filed a voluntary chapter 11 bankruptcy petition on April 7, 2003. By May 2004, the Property was subject to three (3) secured claims. These were a note and first-priority deed of trust held by Finance Unlimited, LLC ("Finance") in the amount of $6,565,998 and two notes, secured by second-priority and third-priority deeds of trust, both held by Laurus Master Fund, Ltd. ("Laurus"). Laurus claimed that it was owed a total of $2,978,876 plus additional penalties and additional legal fees on the two notes but VEI disputed many of the penalty claims by Laurus. The Finance note was solely the obligation of VEI, but ValCom, Inc. was also an obligor on the two Laurus notes.

In May 2004, Laurus paid off Finance and was subrogated to Finance's $6,565,998 claim, which became included in the senior of Laurus' two claims. Laurus then sought to conduct a non-judicial foreclosure sale of the Property, and VEI objected. The Bankruptcy Court issued an order on June 3, 2004, that while Laurus could conduct a non-judicial foreclosure sale of the Property, Laurus would not be entitled to any deficiency claim against either VEI or valium, or any other assets other than the Property itself (and the rents and leases appurtenant thereto).

On June 10, 2004, the court ordered the Property to be sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.
                                      -16-

As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the Property, neither VEI nor ValCom are subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the Property itself (which no longer belongs to VEI). Any liability owed to the third party, which purchased the Property with regard to the rents collected for June 2004, has been resolved by settlement with that party.

BANKRUPTCY  DISMISSAL

VEI filed a voluntary chapter 11-bankruptcy petition on April 7, 2003 and obtained the status of Debtor in Possession. After successfully settling the debts owed to secured creditors through sale of property as per court order dated June 3, 2004 VEI applied to the United States Bankruptcy Court, Central District of California, San Fernando Valley Division for a Motion to dismiss Chapter 11 Bankruptcy case ("the Motion"). The Court on August 3, 2004, having considered the Motion and pleadings filed in support thereof, having heard argument of counsel, finding that notice was proper, and for good cause appearing therefore, ordered (1) The Motion granted (2) Debtor's Chapter 11 bankruptcy case dismissed.

IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT

As per Courts order dated June 3, 2004, based on the deed of trust bearing instrument nos. 99-2400871, 02-1209820, and 02-1209821 the property belonging to VEI, as defined in the instruments was auctioned for sale. The properties which were valued at Land $7,392,292 Building $4,028,785 and Building improvements $1,154,406 and Accumulated Depreciation of $1,294,088 at March 31, 2004 were sold to repay the obligations to Laurus (Laurus having paid the obligations owed to Finance Unlimited) under Trust Sale Nos: 8413-40 and 8414-30.Consequently the loss incurred due to this sale is recorded as $1,438,250 in the Profit and loss account of VEI for the period six months ending March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 PLAN  OF  OPERATION

As  of  June 30, 2004, ValCom, Inc. operations were comprised of four divisions:
(1) Studio (2) Equipment and Personnel Rental, (3) Broadcast Television and (4) Film and Television Production.

RENTAL
------

The Company and its subsidiary, Valencia Entertainment International, LLC, operates two sound stages in Valencia, California, which the Company leases. Beginning June 2003, the Company and its subsidiary have a newly signed one-year lease with five one-year options for two sound stages, which will generate $700,000 annually with cost-of-living increases. The Company has acquired seven and one half acres of property in Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental. The Company's subsidiary, Half Day Video, Inc., supplies personnel, cameras, and other production equipment to various production companies on a short-term basis.

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

THREE  MONTHS  ENDED  JUNE  30,  2004  VS.  JUNE  30,  2003
-----------------------------------------------------------

                          VALCOM, INC. AND SUBSIDIARIES

Revenues for the three months June 30, 2004 decreased by $72,631 or 11.30% from $642,858 for the three months ended June 30, 2003 to $570,226 for the same period in 2004. The decrease in revenue was principally due to increased studio revenues offset by decreased production revenues associated with the joint venture with Woody Fraser Productions.

Production costs for the three months ended June 30, 2004 decreased by $105,155 or 605.94% from $17,354 for the three months ended June 30, 2003 to $122,509 for the same period in 2004. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Impairment of property increased by $1,438,250 for the three months ended June 30,2004 principally due to the property being sold to pay off Finance Unlimited and Laurus Notes.

The litigation costs increased by $1,405,656 for the three months ended June 30, 2004 compared to $0 for the three months ended June 30, 2003 primarily due to additional interest, penalties, acceleration payment and lawyer fees paid for the settlement of Laurus Notes.

Depreciation and amortization expense for the three months ended June 30, 2004 decreased by $65,525 or 76.60% from $85,545 for the three months ended June 30, 2003 to $20,020 for the same period in 2004. General and administrative expenses for the three months ended June 30, 2004 increased by $162,978 or 39.86% from $408,847 for the three months ended June 30, 2003 to $571,825 for the same period in 2004. The increase was due principally to increased personnel costs for the new projects.

Interest expense for the three months ended June 30, 2004 decreased by $80,848 or 39.81% from $203,095 for the three months ended June 30, 2003 to $122,246 for the same period in 2004. The decrease was due principally to the decrease in interest rates associated with the company's mortgage loans.

Due to the factors described above, the Company's net loss increased by $674,389 from $120,549 for the three months ended June 30, 2003 to $794,938 for the same period in 2004.

NINE  MONTHS  ENDED  JUNE 30, 2004 VS. NINE MONTHS ENDED JUNE 30, 2003
----------------------------------------------------------------------

Revenues for the nine months ended June 30, 2004 decreased by $216,403 or 11.12% from $1,945,427 for the nine months ended June 30, 2003 to $1,729,024 for the same period in 2004. The decrease in revenue was principally due to increased rental income from sound stages leased to Paramount and decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues from other income.

Production costs for the nine months ended June 30, 2004 decreased by $133,858 or 49.02 from $273,070 for the nine months ended June 30, 2003 to $139,212 for the same period in 2004. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Impairment of property and equipment increased by $1,438,250 for the nine months ended June 30, 2004 compared to $0 for the three months ended June 30, 2003 primarily due to sale of property of VEI to pay off Finance Unlimited and Laurus Notes.

The Litigation costs increased by $1,405,656 for the nine months ended June 30, 2004 compared to $0 for the nine months ended June 30, 2003 primarily due to additional interest, penalties, and acceleration payment and lawyer's fee paid for the settlement of Laurus Notes.

Depreciation and amortization expense for the nine months ended June 30, 2004 increased by $228,367 or 87.22% from $2,474,591or for the nine months ended June 30, 2003 to $490,187 for the same period in 2004, mainly due to write off of certain balance sheet items.

General and administrative expenses for the nine months ended June 30, 2004 decreased by $200,615 or 8.11% from $2,474,591 for the six months ended June 30, 2003 to $2,273,975 for the same period in 2004. The decrease was due to decreased personnel costs, legal and accounting fees, outside services and consulting fees and bad debt expense.

Interest expense for the nine months ended June 30, 2004 increased by $109,964 or 19% from $571,413 for the nine months ended June 30, 2003 to $681,377 for the same period ended June 30, 2004.

Other income for the nine months ended June 30, 2004 increased by $29,115 or 3.76% from $774,508 for the nine months ended June 30, 2003 to $803,624 for the same period in 2004.

                          VALCOM, INC. AND SUBSIDIARIES

Due to the factors described above, the Company incurred a net loss of $5,840,976 for the nine months ended June 30, 2004 compared to net loss of $1,823,954 for the same period in 2003.

FUTURE  OUTLOOK

The Company has entered into a joint venture agreement with O. Atlas Enterprises to produce an animation movie and an animation TV series called "New Zoo Revue" based on an American Classic of the same name, which was highly successful. BCI/Navarre has purchased an exclusive agreement to distribute 195 existing shows of New Zoo Revue for the retail market. We anticipate the New Zoo Revue to be available to consumers through 4,000 Wal-Mart retail outlets by August 31, 2004. The Company has already incurred start-up costs, which have been reflected in the financial statements for the six months ended March 31, 2004.

The Company has purchased additional studio facilities comprising 7.5 acres of land and 162,000 sq. ft. of buildings in Las Vegas as part of its expansion plans. The Company is undergoing a three phase renovation, which will ensure additional rental revenues to the Company with revenue opportunities for the Company's other related businesses to begin almost immediately.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $5,840,976 and a negative cash flow from operations of $1,574,879 for the nine months ended June 30, 2004, a working capital deficiency of $1,265,419, and an accumulated deficit of $16,177,487 at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $73,794 on June 30, 2004 compared to $39,670 as at June 30, 2003. During the nine months ended June 30, 2004, net cash used by operating activities totaled $1,574,879 compared to net cash used by operating activities of $405,019 for the comparable nine-month period in 2003. A significant portion of operating activities included payments for interest and production development costs. Net cash used by financing activities for the nine months ended June 30, 2004 totaled $1,391,179 compared to $31,979 for the comparable nine-month period in 2003. Net cash provided by investing activities during the nine months ended June 30, 2004 totaled $45,812 compared to net cash provided of $150,260 during the comparable prior year period due to proceeds from sale of fixed assets.

The above cash flow activities yielded a net cash decrease of $137,888 during the nine months ended June 30, 2004 compared to a decrease of $286,738 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $1,265,415as of June 30, 2004. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.


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

                          VALCOM, INC. AND SUBSIDIARIES
     Effective  Disclosure  Controls
     -------------------------------

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

3. The minutes of the Board of Directors' and stockholders' meetings were not always complete. Remedy: The Company will implement procedures to be more comprehensive in the preparation of its minutes to include all-important matters that affect the Company's operations. The Company will take appropriate steps to ensure that all minutes are properly approved and signed by the applicable parties.

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

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

(B)  COMMON  STOCK
------------------
During the nine months ended June 30, 2004, the Company issued 208,333 shares of common stock in lieu of debt retirement. The value of the debt retired totaled approximately $25,000.

During the nine months ended June 30, 2004, the Company issued 500,000 shares of common stock in lieu of prepaid development costs. The value of the development costs totaled approximately $215,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

                          VALCOM, INC. AND SUBSIDIARIES

During the nine months ended June, 2004, the Company issued 650,000 shares of common stock in lieu of prepaid acquisition and development costs of the Las Vegas Studios. The value of the development costs totaled approximately $266,500, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended June 30, 2004, the Company issued 1,290,000 shares of common stock in lieu of compensation consultancy services performed and compensation. The value of the services performed totaled approximately $620,400, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the nine months ended June, 2004, the Company issued 30,000 shares of common stock to a director in lieu of an interest payment of $3,000, which was computed based upon the market price of common stock at the applicable payment date.

During the nine months ended June 30, 2004, the Company issued 300,000 shares of common stock to a director in lieu of retirement of a loan which was computed based upon the market prices of common stock on the applicable payment dates.

During the nine months ended June 30, 2004, the Company issued an aggregate of 1,315,750 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $436,458, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended June 30, 2004, the Company issued 600,000 shares of common stock in exchange for 600,000 shares of series C preferred convertible on a one on one basis and retired 110,000 to treasury as part of settlement agreement.

During the nine months ended June 30, 2004, the Company issued 4,454,999 shares of common stock to individuals through a Private Placement Memorandum for $1,015,000. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

Not  applicable

ITEM  5.  OTHER  INFORMATION
----------------------------

BANKRUPTCY  DISMISSAL

VEI filed a voluntary chapter 11-bankruptcy petition on April 7, 2003 and obtained the status of Debtor in Possession. After successfully settling the debts owed to secured creditors through sale of property as per court order dated June 3, 2004 VEI applied to the United States Bankruptcy Court, Central District of California, San Fernando Valley Division for a Motion to dismiss Chapter 11 Bankruptcy case ("the Motion"). The Court on August 3, 2004, having considered the Motion and pleadings filed in support thereof, having heard argument of counsel, finding that notice was proper, and for good cause appearing therefore, ordered (1) The Motion granted (2) Debtor's Chapter 11 bankruptcy case dismissed.

IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT

As per Courts order dated June 3, 2004, based on the deed of trust bearing instrument nos. 99-2400871, 02-1209820, and 02-1209821 the property belonging to VEI, as defined in the instruments was auctioned for sale. The properties which were valued at Land $7,392,292 Building $4,028,785 and Building improvements $1,154,406 and Accumulated Depreciation of $1,294,088 at March 31, 2004 were sold to repay the obligations to Laurus (Laurus having paid the obligations owed to Finance Unlimited) under Trust Sale Nos: 8413-40 and 8414-30.Consequently the loss incurred due to this sale is recorded as $1,438,250 in the Profit and loss account of VEI for the period six months ending March 31, 2004.

                         VALCOM, INC. AND SUBSIDIARIES

99.2  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS  ON  FORM  8-K

1.  F.D. Disclosures pertaining to Option of Shares (filed with Edgar on May 25,
2004).

2. Foreclosure on six of the eight Valencia Sound Stages(filed with Edgar on June 30, 2004).

3. Dismissal of Chapter 11-Bankruptcy for Valencia Entertainment International (filed with Edgar on June 30, 2004).



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALCOM, INC.


Date:  August 19,  2004                 By:  /s/Vince  Vellardita
                                  -------------------------------------
                                   Vince  Vellardita  Chairman  of  the
                                   Board  and  Chief  Executive  Officer
                                   (Principal  executive  officer)




In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                       Title                           Date
 ---------                       -----                           ----


BY:  /s/  Vince  Vellardita      CEO/President                   August 19, 2004
          ------------------     Chairman of the Board          --------------
          Vince  Vellardita


BY:  /s/  Tracey  Eland          Secretary                       August 19, 2004
          -------------         (Principal Accounting Officer)  -------------
          Tracey  Eland

EXHIBIT  99.1

(a) Exhibits.

Exhibit Number               Description
--------------               -----------

31.1 Certification of the Chief Executive Officer of ValCom, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of ValCom, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      A Form 8-K was filed on ____________


Exhibit 31.1

				CERTIFICATION

I, Vince Vellardita, certify that:

1. I have reviewed this Form 10-QSB of ValCom, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange
Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have isclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 23, 2004



/s/ Vince Vellardita
Vince Vellardita
Chief Executive Officer



Exhibit 31.2

				CERTIFICATION

I, Tracey Eland, certify that:

1. I have reviewed this Form 10-QSB of ValCom, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial nformation included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the a udit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 23, 2004



/s/ Tracey Eland
---------------------------
Tracey Eland
Principal Accounting Officer and Secretary






EXHIBIT 32.1

ValCom, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ValCom, Inc. (the Company) on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Vince
Vellardita, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to ValCom, Inc. and will be retained by ValCom, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Dated: August 23, 2004



/s/ Vince Vellardita
----------------------------------
Name: Vince Vellardita
Title: Chief Executive Officer





EXHIBIT 32.2

ValCom, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ValCom, Inc. (the Company) on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Tracey Eland, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to ValCom, Inc. and will be retained by ValCom, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: August 23, 2004



/s/ Tracey Eland
-------------------------------------
Name: Tracey Eland
Title: Principal Accounting Officer and Secretary