Form 10QSB/A
period 2004-03-31
VALCOM INC
filed 2004-08-30
CIK 1013453

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

On August 3, 2004, the Bankruptcy Court granted the motion for dismissal of Chapter 11 bankruptcy case against the Company.

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

c) Broadcast Television - The Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego. This interest was sold to Eye Span Entertainment Network, Inc. on February 16, 2004

    See accompanying notes to the condensed consolidated financial statements
                                       -9-

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

GOING CONCERN
-------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss to date of $5,046,083 and a working capital deficiency of $11,638,059 and an accumulated deficit of $15,602,388 at March 31, 2004. The Company had a net loss of $5,046,038 for the six months ended March 31, 2004.

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

NOTE  3  EQUITY  INVESTMENT
---------------------------

As of December 31, 2003, ValCom had a 45% interest in a broadcasting company in Palm Springs, California. This interest was sold to Eye Span Entertainment Network, Inc. (ES), a related party, in exchange for 750,000 shares of common stock of ES on February 16, 2004. valued at $14,519. The Company distributed shares of ES to its shareholders as dividend in their ratio of ownership as of December 15, 2003.

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

On January 15, 2004, the Court approved two additional cash collateral stipulations, one each with Finance Unlimited and Laurus, authorizing the VEI's continued use of cash collateral through March 31, 2004 (Second Interim Stipulation). The Second Interim Stipulation generally grants Finance Unlimited and Laurus relief from the automatic bankruptcy stay effective March 31, 2004, and the right to hold foreclosures sales on their real and personal property collateral as early as April 1, 2004.

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

NOTE 7 RELATED PARTY TRANSACTIONS

On February 16, 2004, the Company sold its 45% interest in ValCom Broadcasting, consisting of a joint venture agreement with New Global Communications, Inc. The joint venture operates a newly developed low power television broadcast station, K08MX-LP, in Palm Springs, California. The February 16, 2004 Asset Purchase Agreement with Eye Span Entertainment Network, Inc. also included the sale by the Company of 143 titles from the ValCom, Inc. film library, along with the copyrights, trademarks, equipment, legal options, supplies, spare parts, inventory, and all other tangible personal property related to bingo owned and used or useful in the operation of Latino Bingo, Satellite Bingo and all other related items. It also included the sale of 10% ownership interest in Las Vegas Studios located at 41 North Mojave Road, Las Vegas, Nevada 89101. The shareholders of interest of Valcom Inc. as of December 15, 2003 received 750,000 shares of common stock of Eye Span Entertainment Network, Inc, value at $14,519, for the sale of 45% interest in ValCom Broadcasting, LLC, 143 film and television titles, all of the rights, title and interest in Latino Bingo and Satellite Bingo, as well as the 10% interest in Las Vegas Studios. . . The Company distributed shares of ES to its shareholders as dividend in their ratio of ownership as of December 15, 2003.

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