Form 10QSB/A
period 2004-06-30
VALCOM INC
filed 2004-09-13
CIK 1013453

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

                          COMMON STOCK $0.001 PAR VALUE
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of August 26, 2004 the issuer had 26,611,928 shares of its $0.001 par value common stock outstanding.









UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the nine months ended June 30, 2004. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three and nine months ended June 30, 2004, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2004. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003 for further information.

                                  VALCOM, INC.

                                   FORM 10-QSB
                                      INDEX
                                                             Page
PART  I.    FINANCIAL  INFORMATION

Item  1.    Condensed  Consolidated  Financial  Statements:
           Condensed  Consolidated  Balance  Sheet  as  of
             June  30,  2004  (unaudited)
                                                                4

           Condensed  Consolidated  Statements  of  Operations
             for the three and nine month periods ended June 30,
             2004  and  2003  (unaudited)
                                                                6

           Condensed  Consolidated  Statements  of  Cash  Flows
             for  the  nine  month  periods  ended  June  30,  2004  and
             2003  (unaudited)                                   8

           Notes  to  Condensed  Consolidated  Financial  State-
             ments  (unaudited)                                  9

Item  2.    Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations             11

Item  3.    Disclosure  Controls  and  Procedures                20

Part  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                   21

Item  2.    Changes  in  Securities                              21

Item  3.    Defaults  Upon  Senior  Securities                   21

Item  4.    Submission of Matters to a Vote of Security Holders  22

Item  5.    Other  Information                                   22

Item  6.    Exhibits  and  Reports  on  Form  8-K                23

SIGNATURES                                                       23

Part  III.  EXHIBITS

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
                                   -----------


                                     ASSETS
                                     ------
Current  Assets:
Cash  &  Cash  equivalents                          $    73,794
Accounts  receivable,  net                               10,722
                                                    -----------
Total  Current  Assets                                   84,516

Property  and  equipment  -  net                      3,442,254
Deferred  Compensation                                  209,147
Prepaid  development  costs                             148,959
Deposits  and  other  assets                            228,154
                                                   ------------
Total  Assets                                      $  4,113,030
                                                   ============

    See accompanying notes to the condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      ------------------------------------
Liabilities  Not  Subject  To  Compromise
Current  liabilities:
Accounts  payable                                 $   350,602
Accrued  interest                                     324,753
Accrued  expenses                                     243,418
Advanced  Rent                                         30,600
Due  to  related  parties                             274,246
Notes  payable                                         14,043
                                                  -----------
Total Current Liabilities not subject to compromise 1,237,662


Mortgage  payable-Nevada                            2,584,199

Liabilities  Subject  To  Compromise
Prepetition  trade  accounts  payable                 206,249
Prepetition  Payables  due  to  related  parties       95,000
Prepetition  accrued  expenses                        131,902
                                                      -------

Total  Current  Liabilities                         4,255,012


Commitments  and  contingencies

Stockholders'  deficit:
Convertible  preferred  stock:  all  with  par  value
$0.001;
Series  B,  1,000,000  shares  authorized;  38,000
shares  issued  and  outstanding                            38
Series  C,  5,000,000  shares  authorized;  2,879,999
shares  issued  and  outstanding                         2,880
Common  stock,  par  value  $.001;  100,000,000  shares
authorized;  25,042,048
shares  issued  and  outstanding                        25,042
Additional  Paid-in  capital                        15,999,034
Shares  to  be  issued                                 350,000

Accumulated  deficit                               (16,518,976)

Total  Stockholders'  deficit                         (141,982)
                                                   -----------
Total  Liabilities  and  Stockholders'  deficit     $4,113,030
                                                   ===========

    See accompanying notes to the condensed consolidated financial statements

                                     ------
                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              For the three         For the three
                                              month period          month period
                                                  ended                 ended
                                              June 30, 2004         June 30, 2003
Revenue:
Rental . . . . . . . . . . . . . . . . .      $ 525,212                  536,978
Production . . . . . . . . . . . . . . . ..      28,427                  182,453
Other. . . . . . . . . . . . . . . . . . .  .     1,596                  (76,573)
                                    ------------------------------------------------

                                                555,235                  642,858
                                    ------------------------------------------------

Cost and Expenses:
Production . . . . . . . . . . . . . . .      .  30,311                    17,354
Selling and promotion. . . . . . . . . .      .  75,858                     4,074
Depreciation and amortization. . . . . .      . 231,955                    85,545
General and administrative . . . . . . .      . 385,591                   408,847
Consulting and professional expenses . .      . 635,183
Total Cost and Expenses. . . . . . . . .     .1,358,898                   515,820

Operating Profit (Loss). . . . . . . . .      .(803,663)                  127,038

Other income (expense):
    Interest expense . . . . . . . . .      . .(112,784)                 (203,095)
        Gain on sale of assets . . . . .      . .  . .-                    34,000
        Loss on equity investment. . . . .      . . . -                   (49,713)
                                    ------------------------------------------------
Total Other Income (Expense) . . .      .. . . (112,784)                 (218,808)
                                    ------------------------------------------------

Loss from continuing operations. . . . .       (916,447)                  (91,770)

Discontinued Operations:
       Operation loss from
        discontinued operations . .                   -                  (109,167)

       Net gain on disposal of
        discontinued operation.                       -                    80,388
                                    ------------------------------------------------
              Total discontinued operations. .      . -                   (28,779)
                                    ------------------------------------------------


Net loss . . . . . . . . . . .      . . . ..  $(916,447)                 (120,549)
                                    ================================================

    Basic and diluted loss per share from
      continuing operations . . . . . .  .      $ (0.04)                    (0.01)
                                    ------------------------------------------------
Basic and diluted loss per share from discontinued
operations . . . . . . . . . . . . . . .      .  $(0.00)                    (0.00)
    Basic and diluted loss per share . . .       $(0.04)                    (0.01)


    Weighted average shares outstanding:
      Basic and diluted.                     22,799,352                12,600,064



    See accompanying notes to the condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              For the nine month                               For the nine month
                                                              period ended                                     period ended
                                                              June 30, 2004                                    June 30, 2003
Revenue:
Rental . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,618,987   $                                    1,560,005
Production . . . . . . . . . . . . . . . . . . . . . . . . .          87,612                                          385,422
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,433                                                -
                                                              ---------------  -----------------------------------------------
          Total Revenue. . . . . . . . . . . . . . . . . . .       1,714,032                                        1,945,427
                                                              ---------------  -----------------------------------------------

Cost and Expenses:
Production . . . . . . . . . . . . . . . . . . . . . . . . .          47,014                                          273,070
   Loss on impairment of property and equipment. . . . . . .       1,438,250                                                -
   Litigation. . . . . . . . . . . . . . . . . . . . . . . .       1,405,656                                                -
Selling and promotion. . . . . . . . . . . . . . . . . . . .         105,422                                           18,542
Depreciation and amortization. . . . . . . . . . . . . . . .         702,122                                          261,820
General and administrative . . . . . . . . . . . . . . . . .       2,087,741                                        2,474,591
Consulting and professional services . . . . . . . . . . . .       1,149,843                                                -
                                                              ---------------  -----------------------------------------------

Total Cost and Expenses. . . . . . . . . . . . . . . . . . .       6,936,048                                        3,028,023
                                                              ---------------  -----------------------------------------------

Operating loss . . . . . . . . . . . . . . . . . . . . . . .      (5,222,016)                                      (1,082,596)

Other Income (Expense):
    Interest expense . . . . . . . . . . . . . . . . . . . .        (794,161)                                        (774,508)
       Gain on sale of assets. . . . . . . . . . . . . . . .          60,230                                           61,642
       Impairment of property. . . . . . . . . . . . . . . .               -                                                -
       Loss on Equity Investment . . . . . . . . . . . . . .          (6,679)                                         (49,713)
   Other income. . . . . . . . . . . . . . . . . . . . . . .               -                                           50,000
                                                              ---------------  -----------------------------------------------

Total Other Income (Expense) . . . . . . . . . . . . . . . .        (740,610)                                        (712,579)
                                                              ---------------  -----------------------------------------------

Loss from continuing operations. . . . . . . . . . . . . . .      (5,962,626)                                      (1,795,175)

Discontinued operations:
        Operating loss from discontinued operations. . . . .               -                                         (109,167)
        Net gain on disposal of discontinued operations. . .               -                                           80,388
                                                              ---------------  -----------------------------------------------
              Total discontinued operations. . . . . . . . .               -                                          (28,779)
                                                              ---------------  -----------------------------------------------

Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,962,626)                                      (1,823,954)
                                                              ===============  ===============================================

    Basic and diluted loss per share from continuing
    operations . . . . . . . . . . . . . . . . . . . . . . .  $        (0.29)  $                                        (0.15)
Basic and diluted loss per share from discontinued
operations . . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.00)  $                                        (0.00)
                                                              ---------------  -----------------------------------------------
    Basic and diluted loss per share . . . . . . . . . . . .  $        (0.29)  $                                        (0.15)
                                                              ===============  ===============================================

    Weighted average shares outstanding:  Basic and diluted.      20,161,930                                       11,858,208
                                                              ===============  ===============================================

    See accompanying notes to the condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the nine         For the nine
                                                                            month period         month period
                                                                                 ended               ended
                                                                            June 30, 2004        June 30, 2003
                                                                             ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(5,962,626)    $(1,823,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment                                            1,438,250
Depreciation and amortization                                                     702,122         261,820
Bad debt expense                                                                   56,606
Gain on sale of fixed assets                                                      (60,230)        (61,642)
Stock issued for services and compensation                                      1,049,058         194,851
Changes in operating assets and liabilities:
Receivables                                                                        61,185         (18,973)
Prepaid expenses                                                                 (148,959)        (31,952)
Other assets                                                                      153,060         241,897
Deferred Compensation                                                              49,533         129,357
Deposits                                                                         (112,616)        (63,979)
Accounts payable and accrued expenses                                             980,185         710,951
                                                                             ---------------
Net cash used by operating activities                                          (1,851,038)       (405,019)
                                                                             --------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment . . . . . . . . . . . . . . . . . . . .      (464,293)              -
Notes receivable payments . . . . . . . . . . . . . . . . . . . . . . . . .        35,178          66,101
 Proceeds from sale of property & equipment . . . . . . . . . . . . . . . .        57,200          84,159
                                                                           ---------------  ---------------
Net Cash Provided by (Used In) Investing Activities . . . . . . . . . . .        (371,915)        150,260
                                                                           ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock. . . . . . . . . . . . . . . . . . . . .       1,024,000
Principal repayment of notes. . . . . . . . . . . . . . . . . . . . . . . .       (10,924)       (174,807)
 Cash received for options exercised. . . . . . . . . . . . . . . . . . . .       282,000
 Cash received for shares to be issued. . . . . . . . . . . . . . . . . . .       350,000
Principal borrowings on notes and mortgages . . . . . . . . . . . . . . . .       200,000         234,463
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .       239,989         (91,635)
                                                                                            ---------------
Net Cash Provided By (Used In) Financing Activities . . . . . . . . . . . .     2,085,065         (31,979)
                                                                             ------------------------------

NET DECREASE IN CASH & CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      (137,888)       (286,738)

CASH & CASH EQUIVALENTS - BEGINNING . . . . . . . . . . . . . . . . . . . .       211,682         343,374
                                                                             ---------------  ---------------
CASH & CASH EQUIVALENTS - ENDING. . . . . . . . . . . . . . . . . . . . . .  $     73,794   $      56,636
                                                                             ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      470,070   $      284,402

Income tax paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $            -
                                                                             ===============  ===============


    See accompanying notes to the condensed consolidated financial statements

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  BANKRUPTCY  PROCEEDINGS,  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF
------------------------------------------------------------------------------
SIGNIFICANT  ACCOUNTING  POLICIES
---------------------------------

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

On June10, 2004, Laurus had the Property sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.

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

b) Film, TV, & Animation Production -The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions

c) Broadcast Television - The Company owned a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego. This interest was sold to Eye Span Entertainment Network, Inc. on February 16, 2004.

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------
Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal

As per Court order dated June 3, 2004 and based on the deed of trust bearing instrument nos. 99-2400871, 02-1209820 and 02-1209821, the property belonging to VEI, as defined in the instruments was auctioned for sale. The properties which were valued at Land $7,392,292 Building $4,028,785 and Building improvements $1,154,406 and Accumulated Depreciation of $1,294,088 were sold to repay the obligations to Laurus (Laurus having paid the obligations owed to Finance Unlimited) under Trust Sale Nos: 8413-40 and 8414-30.Consequently the loss incurred due to this sale is recorded as $1,405,656 under the heading "Impairment of Property and Equipment" in the Profit and loss account of VEI for the nine months ending June 30, 2004.

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

GOING  CONCERN
--------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss to date of $5,962,626 and a working capital deficiency of $1,153,146 and an accumulated deficit of $16,518,976 at June 30, 2004. The Company had a net loss of $5,962,626 for the nine months ended June 30, 2004.

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

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended June 30, 2004, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

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

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 22,799,352 and 20,161,930 for the three and nine months ended June 30, 2004 and 12,600,064 and 11,858,208 for the three and nine months ended June 30, 2003, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

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


NOTE  4  SEGMENT  INFORMATION
-----------------------------
As  of  and  for  the  nine  months
ended  June  30,



                                Studio Rental    Studio & Equip. Rental    Film & TV Production      Total
                               ---------------  ------------------------  ----------------------  ------------
2004
====
Revenues                         $1,582,654            43,766                   87,612           1,714,032
                               ---------------  ------------------------  ----------------------  ------------

Operating (Loss) Income          (5,996,377           (20,637)                  54,388           (5,962,626)
                               ---------------  ------------------------  ----------------------

Total Assets                      4,019,349            93,681                                     4,113,030
                               ---------------  ------------------------

Depreciation and Amortization       667,422            34,700                                       702,122
                               ---------------  ------------------------
Capital Expenditure                 464,293                 -                        -              464,293
                               ---------------  ------------------------  ----------------------  ------------
2003
====
Revenues. . . . . . . . . .  $    1,602,313   $       343,114   $                    -          $ 1,945,427
                            ---------------  ------------------------  ----------------------  ------------
Operating loss. . . . . . .        (929,978)           (7,692)               ( 144,926)          (1,082,596)
                               ---------------  ------------------------  ----------------------  ------------
Total Assets. . . . . . . . .    12,141,320           172,674                        -           12,313,994
                               ---------------  ------------------------  ----------------------  ------------

Depreciation and Amortization       224,620            37,200                        -              261,820
                             ----------------    ---------------        ------------------------  ------------

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  5  LITIGATION
-------------------

On April 7, 2003, the Company filed on an emergency basis, a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, as Case No. SV 03-12998-GM. As of , 2004, the Company was in compliance of all of its duties under the Bankruptcy Code and all applicable guidelines of the Office of the United States Trustee.

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

On June10, 2004, Laurus had the Property sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.

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

NOTE  6  IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT

The property and equipment was recorded in the books at net value of $11,251,216 (net of depreciation of $ 1,324,266). On June 10, 2004, the property was foreclosed for $ 9,812,966 and the proceeds were used to pay off the notes from Laurus. The Company has adjusted the value of the property to its subsequent disposal value. The Company recorded difference between the liabilities settled from foreclosure of the property and the net book value, as an impairment of the property and equipment and recorded impairment costs of $ 1,438,250 during the period ending June 30, 2004.

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
                                           11,251,216
   Exchange  for  payment  of  liability   (9,812,966)
   Impairment  loss                     $  (1,438,250)

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  7  RELATED  PARTY  TRANSACTIONS
-------------------------------------

On February 16, 2004, the Company sold its 45% interest in ValCom Broadcasting, consisting of a joint venture agreement with New Global Communications, Inc. The joint venture operates a newly developed low power television broadcast station, K08MX-LP, in Palm Springs, California. The February 16, 2004 Asset Purchase Agreement with Eye Span Entertainment Network, Inc. also included the sale by the Company of 143 titles from the ValCom, Inc. film library, along with the copyrights, trademarks, equipment, legal options, supplies, spare parts, inventory, and all other tangible personal property related to bingo owned and used or useful in the operation of Latino Bingo, Satellite Bingo and all other related items. It also included the sale of 10% ownership interest in Las Vegas Studios located at 41 North Mojave Road, Las Vegas, Nevada 89101. The shareholders of interest of Valcom Inc. as of December 15, 2003 received 750,000 shares of common stock of Eye Span Entertainment Network, Inc, value at $14,519, for the sale of 45% interest in ValCom Broadcasting, LLC, 143 film and television titles, all of the rights, title and interest in Latino Bingo and Satellite Bingo, as well as the 10% interest in Las Vegas StudiosThe Company distributed shares of ES to its shareholders as dividend in their ratio of ownership as of December 15, 2003.


NOTE  8  STOCKHOLDERS'  EQUITY
------------------------------
(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
On  June  30, 2004, the Company had three series of convertible Preferred Stock:
B, C, and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 8% per share, per year. Series B Preferred Stock is to be issued if and when declared by the Board of Directors, and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 8% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series D Preferred Stock then outstanding, shall be entitled to receive an amount equal to the purchase price per share.

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

During  the  period ending June 30, 2004, the Company issued  1,599,999 Series C
================================================================================
Preferred  Stock  in  lieu  of  services  and cash . The Company granted 300,000
================================================================================
warrants  associated  with  the  issuance  of  the  preferred stock. The Company
================================================================================
recorded  $  51,568  in expenses for the warrants granted based on Black Scholes
================================================================================
calculation.
============

Assumption  used  (for  Black  Scholes  calculations):
======================================================

Exercise  Price                                              $  .25
===================================================================
Life                                                             12  months
===========================================================================
Volatility                                                      125%
======================================================================
Interest  Rate                                                    8%
====================================================================

The  following  is  the  summary  of  warrants  as  of  June  30,  2004:
========================================================================

Warrants  as  of  September 30, 2003                                           0
================================================================================
Warrants  issued during the period                                       300,000
================================================================================
Warrants  exercised  during the period                                         0
================================================================================
Warrants  expired  during  the  period       0
======================================--------

Warrants  outstanding  as  of  June  30, 2004                            300,000
================================================================================

During  the  period  ending  June  30,  2004, the Company received $ 350,000 for
================================================================================
1,400,000  Series  C  Preferred  Stock  to  be  issued  .
=========================================================

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(B)  COMMON  STOCK
------------------
During the nine months ended June 30, 2004, the Company converted the Series D Preferred Stock to common stock by issuance of 2,800,000 shares of common stock.

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

During the nine months ended June 30, 2004, the Company issued 1,900,000 shares of common stock in lieu of compensation consultancy services performed and compensation. The value of the services performed totaled approximately $797,600, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the nine months ended June, 2004, the Company issued 30,000 shares of common stock to a director in lieu of an interest payment of $3,000, which was computed based upon the market price of common stock at the applicable payment date.

During the nine months ended June, 2004, the Company issued 500,000 shares of common stock to a director in lieu for compensation valued at $ 95,000 and principal loan repayment for $ 50,000, which was computed based upon the market price of common stock at the applicable payment date.

During the nine months ended June, 2004, the Company issued 250,000 shares of common stock to a director in lieu of services valued at $ 35,000, which was computed based upon the market price of common stock at the applicable payment date.

During the nine months ended June 30, 2004, the Company issued 300,000 shares of common stock to a director in lieu of retirement of a loan which was computed based upon the market prices of common stock on the applicable payment dates.

During the nine months ended June 30, 2004, the Company issued an aggregate of 315,750 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $121,458, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended June 30, 2004, the Company issued 600,000 shares of common stock in exchange for 600,000 shares of series C preferred convertible on a one on one basis and retired 110,000 to treasury as part of settlement agreement.

During the nine months ended June 30, 2004, the Company issued 1,344,667 shares of common stock for options exercised amounting to $ 282,000.

During the nine months ended June 30, 2004, the Company issued 2,792,468 shares of common stock to individuals through a Private Placement Memorandum for $1,024,000.

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

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  9  DISPOSAL  OF  BUILDING  (UNDER  THE  ORDER  OF  BANKRUPTCY  COURT)
---------------------------------------------------------------------------

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

On June10, 2004, Laurus had the Property sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.
As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the Property, neither VEI nor ValCom are subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the Property itself (which no longer belongs to VEI). Any liability owed to the third party, which purchased the Property with regard to the rents collected for June 2004, has been resolved by settlement with that party.

NOTE  10  SUBSEQUENT  EVENTS

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

RENTAL
------

The Company and its subsidiary, Valencia Entertainment International, LLC, operates two sound stages in Valencia, California, which the Company leases. Beginning June 2003, the Company and its subsidiary have a newly signed one-year lease with five one-year options for two sound stages, which will generate $2,100,000 annually with cost-of-living increases. The Company has acquired seven and one half acres of property in Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental. The Company's subsidiary, Half Day Video, Inc., supplies personnel, cameras, and other production equipment to various production companies on a short-term basis.

                          VALCOM, INC. AND SUBSIDIARIES


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

THREE  MONTHS  ENDED  JUNE  30,  2004  VS.  JUNE  30,  2003
-----------------------------------------------------------

Revenues for the three months June 30, 2004 decreased by $87,623 or 14% from $642,858 for the three months ended June 30, 2003 to $555,235 for the same period in 2004. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions.

Production costs for the three months ended June 30, 2004 increased by $12,957 or 75% from $17,354 for the three months ended June 30, 2003 to $30,311 for the same period in 2004. The increase in production costs was principally due to increased production associated with Woody Fraser Productions as described above.

Depreciation and amortization expense for the three months ended June 30, 2004 increased by $146,410 or 171% from $85,545 for the three months ended June 30, 2003 to $231,955 for the same period in 2004.

General and administrative expenses for the three months ended June 30, 2004 decreased by $23,256 or 6% from $408,847 for the three months ended June 30, 2003 to $385,591 for the same period in 2004. The decrease was due principally to decreased personnel costs for the new projects.

Interest expense for the three months ended June 30, 2004 decreased by $90,311 or 44% from $203,095 for the three months ended June 30, 2003 to $112,784 for the same period in 2004. The decrease was due principally to the decrease in interest rates associated with the company's mortgage loans.

Due to the factors described above, the Company's net loss increased by $795,898 from $120,549 for the three months ended June 30, 2003 to $916,447 for the same period in 2004.


NINE  MONTHS  ENDED  JUNE 30, 2004 VS. NINE MONTHS ENDED JUNE 30, 2003
----------------------------------------------------------------------

Revenues for the nine months ended June 30, 2004 decreased by $231,395 or 12% from $1,945,427 for the nine months ended June 30, 2003 to $1,714,032 for the same period in 2004. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions.

Production costs for the nine months ended June 30, 2004 decreased by $226,056 or 83% from $273,070 for the nine months ended June 30, 2003 to $47,014 for the same period in 2004. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Impairment of property and equipment increased by $1,438,250 for the nine months ended June 30, 2004 compared to $0 for the nine months ended June 30, 2003 primarily due to sale of property of VEI to pay off Finance Unlimited and Laurus Notes.

The Litigation costs increased by $1,405,656 for the nine months ended June 30, 2004 compared to $0 for the nine months ended June 30, 2003 primarily due to additional interest, penalties, and acceleration payment and lawyer's fee paid for the settlement of Laurus Notes.

Depreciation and amortization expense for the nine months ended June 30, 2004 increased by $440,302 or 168% from 261,820 for the nine months ended June 30, 2003 to $702,122 for the same period in 2004, mainly due to write off of certain balance sheet items.

General and administrative expenses for the nine months ended June 30, 2004 decreased by $386,850 or 16% from $2,474,591 for the nine months ended June 30, 2003 to $2,087,741 for the same period in 2004. The decrease was due to decreased personnel costs, legal and accounting fees, outside services and consulting fees and bad debt expense.

Interest expense for the nine months ended June 30, 2004 increased by $19,653 or 3% from $774,508 for the nine months ended June 30, 2003 to $794,161 for the same period ended June 30, 2004.

Other income for the nine months ended June 30, 2004 decreased by $50,000 from $50,000 for the nine months ended June 30, 2003 to $0 for the same period in 2004.

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

Cash totalled $73,794 on June 30, 2004 compared to $39,670 as at June 30, 2003. During the nine months ended June 30, 2004, net cash used by operating activities totaled $1,574,879 compared to net cash used by operating activities of $405,019 for the comparable nine-month period in 2003. A significant portion of operating activities included payments for interest and production development costs. Net cash used by financing activities for the nine months ended June 30, 2004 totaled $1,391,179 compared to $31,979 for the comparable nine-month period in 2003. Net cash provided by investing activities during the nine months ended June 30, 2004 totaled $45,812 compared to net cash provided of $150,260 during the comparable prior year period due to proceeds from sale of fixed assets.

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

                                  VALCOM, INC.


Date:  September 10,  2004         By:  /s/Vince  Vellardita
                                  -------------------------------------
                                   Vince  Vellardita  Chairman  of  the
                                   Board  and  Chief  Executive  Officer
                                   (Principal  executive  officer)




In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                       Title                 Date
 ---------                       -----                 ----


BY:  /s/  Vince  Vellardita  CEO/President             September  10,  2004
          ------------------ Chairman of the Board     --------------
          Vince  Vellardita


BY:  /s/  Tracey  Eland  Secretary                     September  10,  2004
          -------------  (Principal Accounting Officer)-------------
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

I, Vince Vellardita, the Chief Executive Officer of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  September 10,  2004
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

I, Tracey Eland, the Secretary (principal accounting officer) of ValCom, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  September 10,  2004
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

     In connection with the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

Dated:  September 10,  2004
        ----------------


                         By:     /s/  Vince  Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer

     In connection with of the Quarterly Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tracey Eland , the Company's Secretary and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

Dated:  September 10,  2004
       -----------------

                         By:     /s/  Tracey  Eland
                                 ------------------
                                 Tracey  Eland
                                 Secretary  and
                                 Principal  Accounting  Officer