Form 10QSB/A
period 2004-03-31
VALCOM INC
filed 2004-12-16
CIK 1013453

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

Total  Stockholders'  deficit                         (225,060)
                                                   -----------
Total  Liabilities  and  Stockholders'  deficit     $14,231,476
                                                   ===========

    See accompanying notes to the condensed consolidated financial statements
                                       -5-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      For the six                For the six
                                      months ended               months ended
                                      March 31, 2004             March 31, 2003
Revenue:
Rental . . . . . . . . . . . .       .$  1,093,775                $1,023,027
Production . . . . . . . . . .       . .    59,185                   202,969
Other. . . . . . . . . . . . .       . .     5,837                    76,573
                                   -----------------------------------------
               . . . . . .       . .     1,158,797                 1,302,569
                                   -----------------------------------------

Cost and expenses:
Production . . . . . . . . . .              16,703                   255,716
Impairment of property & equipment       1,438,250                      -
Litigation accrual                       1,405,656                      -
Selling and promotion                       29,564		      14,468
Depreciation and amortization.             470,167                   176,275
General and administrative . .           1,702,150                 2,065,744
Consulting and professional services       514,519
                                   -----------------            ------------
Total Cost and Expenses. . .             5,577,150                 2,512,203
                                   -----------------------------------------

Operating loss . . . . . . .            (4,418,212)               (1,209,634)

Other income (expense):
       Interest expense net               (681,377)                 (571,413)
       Gain on sale of assets               60,230                    27,642
       Loss on equity investment            (6,679)                      -
Other income                                    -                     50,000
                                   -----------------------------------------
Total other income (expense) . .          (627,826)                 (493,771)

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


    See accompanying notes to the condensed consolidated financial statements
                                       -6-

                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                      For the three              For the three
                                      months ended               months ended
                                      March 31, 2004             March 31, 2003
Net revenue:
Rental . . . . . . . . . . . .        $    494,137                $  459,372
Production . . . . . . . . . .              28,948                    80,077
Other. . . . . . . . . . . . .               3,497                     1,809
                                   -----------------------------------------
Total net revenues                         526,582                   537,640
                                   -----------------------------------------

Cost and expenses:
Production . . . . . . . . . .               5,761                    64,693
Impairment of property & equipment       1,438,250                       -
Litigation accrual                       1,405,656                       -
Selling and promotion                       15,592                     2,051
Depreciation and amortization.             382,329                    88,535
General and administrative . .           1,021,366                   982,107
Consulting and professional services       371,950                       -

Total cost and expenses. . .             4,640,902                 1,137,386
                                   -----------------------------------------

Operating loss . . . . . . .            (4,114,320)                 (599,746)
Other income (expense):
       Interest expense      .            (413,785)                 (376,933)
       Impairment of property              (53,950)                   19,642
       Loss on equity Investment                 0                    50,000
       Other income
                                   -----------------------------------------
Total other income (expense) net          (413,785)                 (396,575)
Gain on sale of assets                       6,280                    19,642
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