Form 10KSB
period 2004-12-31
VALCOM, INC
filed 2005-03-14
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
             SECURITIES AND EXCHANGE COMMISSION FILE NUMBER O-28416

                                  VALCOM, INC.
                                  ============
            (Name of small business issuer specified in its charter)

         Delaware                                            58-1700840
  (State or other jurisdiction of                        (I.R.S.  Employer
  incorporation  or  organization)                      Identification  Number)

               41 North Mojave Road, Las Vegas, Nevada 89101-4812
               --------------------------------------------------

               (Address of Principal executive offices) (Zip Code)
                                 (702) 385-9000
                                 --------------

                           (Issuer's telephone number)
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
       COMMON STOCK, PAR VALUE $0.001 - PREFERRED STOCK, PAR VALUE $0.001
       ==================================================================

                                (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
Issuer's  revenues  for  its  most  current  fiscal  year:
$1,953,480
Aggregate  market  value  of  the  voting  stock  as  of  September  30,  2004 :
$6,178,574
Number  of  common  shares  outstanding  as  of  9/30/04  at  $.001  par  value:
28,119,449

                    Documents Incorporated By Reference: None
         Transitional Small Business Disclosure Format: Yes ____ No _X_








                               DATED MARCH 11, 2005
                               ===================

                               TABLE  OF  CONTENTS
                               ===================


Item      Page
Number    Number  Item  Caption
--------  ------  -------------
Part  I
------

Item  1.    3    Description  of  Business
Item  2.    7    Description  of  Properties
Item  3.    8    Legal  Proceedings
Item  4.    8    Submission of Matters to a Vote of Security Holders

Part  II
-------

Item  5.    9    Market for Common Equity and Related Stockholder Matters
Item  6.   15    Management's Discussion and Analysis or Plan of Operation

Item  7.   18    Financial  Statements  and  Summary  Financial  Data
Item  8.   38    Changes  in  and  Disagreements  with  Accountants  on
                 Accounting  and  Financial  Disclosure

Part  III
--------

Item  9.   39    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  41    Executive  Compensation
Item  11.  43    Security  Ownership  of  Certain  Beneficial  Owners  and
                 Management  and  Related  Stockholder  Matters
Item  12.  43    Certain  Relationships  and  Related  Transactions
Item  13.  43    Exhibits,  Financial  Statement  Schedules,  and  Reports  on
                 Form  8-K
Item  14.  44    Disclosure  Controls  and  Procedures

Signatures 47

Ex.  99.1  49   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
                of  2002
Ex.  99.2  50   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
                of  2002

                                     PART I
                                     ======

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


ITEM  I.  DESCRIPTION  OF  BUSINESS
===================================
GENERAL
=======

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

VALCOM'S  CORPORATE  STRUCTURE
==============================

As of September 30, 2004, ValCom, Inc. had four subsidiaries: Valencia Entertainment International, LLC, a California limited liability company; Half Day Video, Inc., a California corporation; 80% equity in ValCom Studios, Inc. a Nevada Corporation and 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent broadcaster. Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

The Company is a diversified entertainment company with the following operating activities:

     a) Studio rental - the Company operates nine production soundstages and leases to production companies. Seven of the nine sound and production stages are owned by the Company in Las Vegas, Nevada, while the remaining two stages are leased from a third party under an operating lease agreement in Valencia, California.

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

BUSINESS  OVERVIEW
==================

We are a diversified entertainment company with the following operating activities:

1.  STUDIO  RENTAL.
Through our subsidiary, Valencia Entertainment International, LLC, we operated eight sound stages in Valencia, California until June 10, 2004, when six of our eight sound stages were sold off to pay the debts of Laurus Master Funds and Finance Unlimited (see the below disclosure). We currently lease the other two sound stages. Beginning June 2003, we signed a one-year lease with five one-year options for our sound stages, with an option to purchase the sound stages as well. In addition, we acquired seven and one half acres of property in Las Vegas, Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental. Our subsidiary, Half Day Video, Inc. supplies personnel, cameras, and other production equipment to various production companies on a short-term basis.

Valencia Entertainment International, LLC, recently emerged from Chapter 11 bankruptcy after selling property per a court order. On April 7, 2003, Valencia Entertainment International LLC filed on an emergency basis a voluntary Chapter 11 bankruptcy petition. Throughout the pendency of this case, we have worked with our two real estate secured lenders, Finance Unlimited, LLC and Laurus Master Fund, Limited on the details of cash collateral stipulation. An order approving a global interim cash collateral stipulation with Finance Unlimited and Laurus was entered on August 26, 2003. This stipulation permitted the Company's use of the lenders' cash collateral through March 31, 2004. On January 15, 2004, the Court approved two additional cash collateral stipulations, one each with Finance Unlimited and Laurus, authorizing our continued use of cash collateral through March 31, 2004 (Second Interim Stipulation). The Second Interim Stipulation generally grants Finance Unlimited and Laurus relief from the automatic bankruptcy stay effective March 31, 2004, and the right to hold foreclosures sales on their real and personal property collateral as early as April 1, 2004.

In May 2004, Laurus paid off Finance Unlimited and was subrogated to Finance's $6,565,998 claim, which became included in the senior of Laurus' two claims. Laurus then sought to conduct a non-judicial foreclosure sale of the property, and we objected. The Bankruptcy Court issued an order on June 3, 2004, that while Laurus could conduct a non-judicial foreclosure sale of the property, Laurus would not be entitled to any deficiency claim against either us or any other assets other than the property itself (and the rents and leases appurtenant thereto).

On June10, 2004, ValCom had the property sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the property was sold for $2.9 million to a third party.

An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.

As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the property, we are not subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the property itself (which no longer belongs to us). Any liability owed to the third party, which purchased the property with regard to the rents collected for June 2004, has been resolved by settlement with that party.

On August 3, 2004, the Bankruptcy Court granted the motion for dismissal of Chapter 11 bankruptcy case against our subsidiary.

2.  FILM,  TV,  &  ANIMATION  PRODUCTION.

In addition to producing our own television and motion picture programming, we have an exclusive three-year term facilities agreement in place for productions in Los Angeles County with Woody Fraser of Woody Fraser Productions A joint venture agreement was entered into between ValCom Inc and Woody Fraser Productions and Woody Fraser on January 1, 2001.According to the contract Woody Fraser Productions and Woody Fraser are responsible for developing, selling and producing various Television and Film series and the developing expenses are to be borne by ValCom Inc. The net profit participation to be ValCom Inc 75% and WPF together with Fraser 25%.The revenues for year ending Sept. 30, 2002 was around $7 million. The revenues for year ending September 30, 2003 were negligible as Woody Fraser was unable to obtain any production orders. The joint venture Agreement between the parties was terminated on April 10, 2003 and was replaced by an exclusive facilities agreement for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions. The future outlook for this business is uncertain and will entirely depend on Woody Fraser's ability to obtain production contracts.

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc., a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. ValCom shall contribute all funding required for the development of the above to a maximum of $1,000,000 and O Atlas shall contribute an exclusive ten (10) year worldwide license in and to all rights, music and characters as its equal contribution towards Capital. The net profit after all expenses will be shared equally by ValCom Inc. and O Atlas. New Zoo Review LLC is expected to generate revenue by 2005 and expected to grow based on our ability to sell the TV Series of New Zoo Revue. The Company has secured a seven year marketing contract with BCI Navarre, a video marketing company.

3.  BROADCAST  TELEVISION.

The Company own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages. Valencia Entertainment International (VEI), a subsidiary of ValCom, which leases three acres and a 52,000 square foot production facility that includes two full-service sound stages in Valencia, California, is currently the studio set for JAG, produced by Paramount Pictures and NCIS produced by Don Belisarious Productions. VEI's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development.

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

HALF  DAY  VIDEO,  INC.
-----------------------

On March 8, 2001, the Company executed a definitive agreement for the purchase of 100% of the stock of Half Day Video, Inc. ("Half Day"). Half Day specializes in supporting the entertainment industry with television and film equipment rentals. Half Day's client list includes The Academy Awards, Emmy Awards, NBC, Entertainment Tonight, MTV, Oscar Awards, General Hospital and other major entertainment and production companies. Half Day has approximately $50,000 in assets, not including depreciation, with current revenues of $89.257.

JOINT  VENTURE  AGREEMENT  WITH  NEW  GLOBAL  COMMUNICATIONS,  INC.  -  VALCOM
==============================================================================

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

FILM  ENTERTAINMENT  OVERVIEW
=============================

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

INDEPENDENT  PRODUCTION  COMPANIES
==================================

Consolidation through acquisition has recently reduced the number of independent production companies in operation. However, barriers to entry remain relatively low, and management anticipates that the market segments in which it intends to compete will remain highly competitive.

THE  COMPANY'S  COMPETITIVE  POSITION
=====================================

The Company's operations are in competition with all aspects of the entertainment industry, locally, nationally and worldwide.

ValCom  experiences  competition  from  three  market  segments:

1)  Traditional  television,  game  shows  and  reality  television  drama
2)  Movies  for  television  and  theatrical  releases
3)  Other  entertainment/media  companies

OTHER  ACTIVITIES
=================

INTERACTIVE  TECHNOLOGY
=======================

The Company has experience in the interactive communications and entertainment fields, which brings together elements of the "Information Superhighway." It has created and broadcast interactive national and international television programs using state-of-the-art computer technology, proprietary software programs, satellite communications, and advanced telecommunications systems.

The Company's management believes that its experience in developing and delivering interactive television programs, as well as its ownership of proprietary systems and software, enhances its ability to launch new entertainment and information programs based on comparable resources.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS
=================================================

The Company has two customers who accounted for approximately 99% of total real estate rental revenues for the year ended September 30, 2004. As of September 30, 2004, all sound and production stages in Valencia, California were under non-cancelable operating leases for one year from two major production companies. The Company's subsidiary, Half Day Video, Inc., does not rely on a small group of customers. It may rent production equipment and personnel to any motion picture studio or production company. The Company's television broadcast operations do not rely on a small group of customers; rather, any advertiser who wishes to advertise on Channel 8 in Indio-Palm Springs, California may generate revenues.

EMPLOYEES
=========

As of September 30, 2004, the Company had 15 full-time employees, including two officers and three professional staff.

No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.


ITEM  2.  DESCRIPTION  OF  PROPERTY
===================================

                                    PREMISES

The Company's corporate offices are located at 41 North Mojave Road, Las Vegas, Nevada 89101 and facility offices at 28309 Avenue Crocker, Valencia, California. The Company leases three acres of land in Valencia, California and operates two production sound stages. Beginning June 2003, we signed a one-year lease with five one-year options for our sound stages, with an option to purchase the sound stages as well. In addition, the Company acquired 80% of seven and one half acres of property in Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental.

Our subsidiary, Half Day Video, Inc. supplies personnel, cameras, and other production equipment to various production companies on a short-term basis.

PATENTS,  TRADEMARKS,  COPYRIGHTS,  LICENSES,  FRANCHISES,  CONCESSIONS,
=======================================================================
ROYALTY  AGREEMENTS  OR  LABOR  CONTRACTS,  INCLUDING  DURATION
===============================================================

The  Company  has  no  patent  rights.  It  has  the  following  service  marks:

SATELLITE  BINGO:
----------------

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

"WHO  CAN  YOU  TRUST?"
-----------------------

Mark granted March 9, 1999 for 20 years International Class 41(production and distribution of television game shows) serial NO.75/485225,

"FUHGETABOWTIT":
----------------

International Class 41 (production and distribution of television game shows) Serial NO. 75/784,763 application filed on August 26, 1999.

"ULTIMATE  DRIVER":
-------------------

The Company applied for registration of copyright of "Ultimate Driver" in October, 2002.

"FINAL ROUND" FIGHT FILM: registered under the Writer's Guild of America (WGA). The Company applied for registration of copyright of "The Final Round-The Gabriel Ruelas Story" on December 2, 2000.

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


ITEM  3  -  LEGAL  PROCEEDINGS
==============================

On October 5, 2004, ValCom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by ValCom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. ValCom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit.

Lloyd  Kurtz

Pending or Threatened Litigation, Claims and Assessments by the prior contractor for the renovations, at ValCom Studios in Nevada has been replaced. Mr. Lloyd Kurtz filed suit on October 25, 2004 against ValCom, Inc., A private Nevada Corporation which is 80% owned by ValCom, Inc. a Delaware Corporation, ValCom, Inc. a Delaware Corporation and Vincent Vellardita. The suit alleges a violation of Securities Act of 1933 and states that Mr. Kurtz purchased 600,000 shares of ValCom - Delaware at $0.25 per share and that the shares were not registered. He claims he is owed an additional $303,000. Mr. Kurtz has filed a Mechanic's Lien for $303,000. A motion to dismiss the claim of Mr. Kurtz has been filed. If the corporation does not prevail on its Motions to Dismiss the corporation will file its full defense and counterclaims which exceed the amount claimed by Mr. Kurtz.

Farkhanda  Rana

On October 20, 2004 a shareholder of ValCom initiated a suit against the Company and its President alleging violations of State and Federal Securities Law along with Fraud and Breach of Contract. The lawsuit captioned Farkhanda Rana vs. ValCom, Inc., Valencia Entertainment and Vince Vellardita et al. were filed in Los Angeles Superior Court as Case Number PC035673. On November 23, 2004 after a hearing the Plaintiff in this matter obtained a pre-judgment writ of attachment against the Company for $325,000.00.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
=======================================================================

     None

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS; PREFERRED
================================================================================
STOCK
=====

At September 30, 2004, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.

MARKET  FOR  COMMON  EQUITY
---------------------------

The Company's common stock is traded on the NASD Over-the-Counter Electronic Bulletin Board under the symbol of VACM.

As of September 30, 2004, the Company had 28,119,449 shares of common stock outstanding, with approximately 7,500,000 in the public float and approximately 3,200 shareholders of record. For the fiscal year ended September 30, 2004, the Company reported revenues of $1,953,480 and a net loss of $5,929,714.

The Company's trading symbol on the Frankfurt XETRA is "VAM" and its security code is #940589. No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 4,479,999 shares of preferred stock which are convertible into common stock and 1,733,333 warrants to purchase common stock. In addition to this, Laurus Master Fund (see note 5 below) has an option to convert unpaid principle and interest Into shares. Due to bankruptcy proceedings, they cannot convert any amount of interest and principle into Common Stock.

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
Common  Stock



Date                  Bid              Ask
------               -----            -----
                 Low      High     Low      High
                ------  -------  ------  -------
2003
====
First  Quarter.  $0.200  $ 0.400   $0.140  $ 0.390
                 ------  -------   ------  -------
Second  Quarter  $0.060  $ 0.210   $0.050  $ 0.210
                 ------  -------   ------  -------
Third  Quarter.  $0.050  $ 0.100   $0.050  $ 0.090
                 ------  -------   ------  -------
Fourth  Quarter  $0.080  $ 0.510   $0.080  $ 0.440
                 ------  -------   ------  -------
2004
=====
First  Quarter.  $0.340  $ 0.420   $0.480  $ 0.500
                 ------  -------   ------  -------
Second  Quarter  $0.330  $ 0.340   $0.400  $ 0.410
                 ------  -------   ------  -------
Third  Quarter.  $0.090  $ 0.140   $0.300  $ 0.320
                 ------  -------  ------  -------
Fourth  Quarter  $0.200  $ 0.220   $0.220  $ 0.260
---------------  ------  -------   ------  -------


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

SECURITY  HOLDERS
-----------------

As of September 30, 2004, the Company had approximately 3,000 common stock holders.

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

Subsequently this agreement was terminated by the parties on September 15, 2004 under clause 8.2 of the agreement between ValCom Inc and ESEN.

DESCRIPTION  OF  SECURITIES
---------------------------

                                     GENERAL

The Company is authorized to issue 110,000,000 shares of capital stock, 100,000,000 shares of which are designated as common stock, $0.001 par value per share, and the balance of which are designated as preferred stock, $0.001 par value per share.

As of September 30, 2004, 28,119,449 shares of Common Stock were outstanding and held of record by approximately 3,200 persons. In addition, 4,479,999 shares of preferred stock were outstanding, and held by approximately ten (10) persons. Continental Stock Transfer & Trust Company, 17 Battery Place; New York, New York 10004, acts as transfer agent and registrar for the Company's common and preferred stock.

EQUITY  COMPENSATION  PLAN
--------------------------

The Company has a 2004 Employee Stock Compensation Plan (the "ESCP") to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 10, 2004. A total of 2,000,000 shares of common stock were registered for issuance under the ESCP on Form S-8 registration statement filed December 30, 2003. Pursuant to the ESCP, the Compensation Committee or the Board of Directors may award registered shares of the Company's common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than fair market value on the date of grant. During the fiscal year ended September 30, 2004, the Company issued an aggregate of 1,000,000 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP for services rendered.

RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

(B)  COMMON  STOCK
------------------

Fiscal Year ended September 30, 2004, the Company issued 598,333 shares of common stock in lieu of debt retirement. The value of the debt retired totaled approximately $24,352. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Fiscal Year ended September 30, 2004, the Company issued 500,000 shares of common stock in lieu of prepaid development costs. The value of the development costs totaled approximately $215,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Fiscal Year ended September 30, 2004, the Company issued 650,000 shares of common stock in lieu of prepaid acquisition and development costs of the Las Vegas Studios.

The value of the development costs totaled approximately $266,500, which was computed based upon the market prices of the common stock on the applicable payment dates.

Fiscal Year ended September 30, 2004, the Company issued 1,900,000 shares of common stock in lieu of compensation consultancy services performed and compensation.
The value of the services performed totaled approximately $797,600, which was computed based upon the market prices of the common stock on the applicable payment dates.

Fiscal Year ended September 30, 2004, the Company issued 30,000 shares of common stock to a director in lieu of an interest payment of $3,000, which was computed based upon the market price of common stock at the applicable payment date.

Fiscal Year ended September 30, 2004, the Company issued 500,000 shares of common stock to a director in lieu for compensation valued at $ 95,000 and principal loan repayment for $ 50,000, which was computed based upon the market price of common stock at the applicable payment date.

Fiscal Year ended September 30, 2004, the Company issued 250,000 shares of common stock to a director in lieu of services valued at $ 35,000, which was computed based upon the market price of common stock at the applicable payment date.

Fiscal Year ended September 30, 2004, the Company issued 300,000 shares of common stock to a director in lieu of retirement of a loan which was computed based upon the market prices of common stock on the applicable payment dates.

Fiscal Year ended September 30, 2004, the Company issued an aggregate of 315,750 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $121,458, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Fiscal Year ended September 30, 2004, the Company issued 600,000 shares of common stock in exchange for 600,000 shares of series C preferred convertible on a one on one basis and retired 110,000 to treasury as part of settlement agreement.

Fiscal Year ended September 30, 2004, the Company issued 1,344,667 shares of common stock for options exercised amounting to $ 282,000.

Fiscal Year ended September 30, 2004, the Company issued 2,792,468 shares of common stock to individuals through a Private Placement Memorandum for $1,024,000.

Fiscal Year ended September 30, 2004, the Company issued 975,000 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $140,376, which was computed based upon the market prices of the common stock on the applicable payment dates.

Fiscal Year ended September 30, 2004, the Company issued 597,500 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $54,475, which was computed based upon the market prices of the common stock on the applicable payment dates.

Fiscal Year ended September 30, 2004, the Company issued 26,400 shares of common stock in lieu of debt retirement. Total value of the debt retired was approximately $3,870, which was computed based upon the market prices of the common stock issued on the applicable payment dates.

Fiscal Year ended September 30, 2004, the Company issued 1,000,000 shares of common stock in lieu of compensation, salaries and bonuses to an officer. Total value of the compensation, salaries and bonuses was approximately $100,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Fiscal Year ended September 30, 2004, the Company issued 16,400 shares of common stock in lieu of compensation for consulting services performed.
The value of the legal and consulting services performed totaled approximately $2,460., which was computed based upon the market prices of the common stock on the applicable payment dates.

Fiscal Year ended September 30, 2004, the Company issued 1,000,000 shares of common stock in lieu of compensation, salaries and bonuses to an employee. Total value of the compensation, salaries and bonuses was approximately $100,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Fiscal Year ended September 30, 2004, the Company issued 300,000 shares of preferred stock bearing interest of 8% for one year to be paid quarterly to an individual through a Private Placement Memorandum for $30,000.

Fiscal Year ended September 30, 2004, the Company issued 600,000 shares of common stock to an individual through a Private Placement Memorandum for $150,000.

Fiscal Year ended September 30, 2004, the Company issued 50,000 shares of common stock in lieu of compensation, salaries and bonuses to an officer. Total value of the compensation, salaries and bonuses was approximately $10,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

Fiscal Year ended September 30, 2004, the Company issued 11,000 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $1,100, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

Fiscal Year ended September 30, 2004, the Company issued 41,667 shares of preferred stock bearing interest of 8% for one year to be paid quarterly to an individual through a Private Placement Memorandum for $5,000.

Fiscal Year ended September 30, 2004, the Company issued 760,000 shares of common stock in lieu of debt retirement. Total value of the debt retired was approximately $95,000, which was computed based upon the market prices of the common stock issued on the applicable payment dates.

Fiscal Year ended September 30, 2004, the Company issued 295,750 shares of preferred stock bearing interest of 8% for one year to be paid quarterly to individuals through a Private Placement Memorandum for $39,090.

Fiscal Year ended September 30, 2004, the Company on September 16, 2004 filed with the Security and Exchange Commission a Form SB-2. The prospectus relates to the resale by certain selling stockholders of up to 15,199,661 shares of common stock of ValCom, Inc. issuable to the selling stockholders:
- up to 13,574,661 shares of common stock issuable to certain selling stockholders upon the conversion of principal and interest, or in payment of interest, under 8% Callable Secured Convertible Notes; and
- up to 1,500,000 shares of common stock issuable to certain selling stockholders assuming the exercise of outstanding common share purchase warrants.
-  up  to  125,000  shares  of  common  stock.

The selling stockholders may offer to sell the shares of common stock being offered in this prospectus at fixed prices, at prevailing market prices at the time of sale, at varying prices or at negotiated prices. We will not receive any proceeds from the resale of shares of our common stock by the selling stockholders.

We have issued 8% Callable Secured Convertible Notes and share purchase warrants, and our obligations under the 8% Callable Secured Convertible Notes and the warrants pose risks to the price of our common stock and our continuing operations.

We have executed an agreement for the issuance of 8% Callable Secured Convertible Notes, in the aggregate principal amount of $750,000. The 8% Callable Secured Convertible Notes provide that in certain circumstances the holder of the debentures may convert the outstanding principal and accrued interest, into shares of our common stock.

The purchasers of the discounted 8% Callable Secured Convertible Notes and 8% Callable Secured Convertible Notes also hold an aggregate of 750,000 warrants. The terms and conditions of the 8% Callable Secured Convertible Notes and the warrants pose unique and special risks to our continuing operations and the price of our common stock.

There are a large number of shares underlying our 8% Callable Secured Convertible Notes, and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of August 26, 2004, we had 26,611,928 shares of common stock issued and outstanding and an obligation to reserve 13,574,661 issuable upon conversion of the Notes at current market prices. In addition, we have outstanding options and warrants to purchase 300,000 shares of common stock through June 30, 2004. In addition, the number of shares of common stock issuable upon conversion of the outstanding 8% Callable Secured Convertible Notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our 8% Callable Secured Convertible Notes could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.
Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 8% Callable Secured Convertible Notes, based on market prices 25%, 50% and 75% below the market price, as of September 7, 2004 of $0.21.



With % below market   Price per share   Discount of 35%   Number of Shares Issuable  Percentage of Outstanding stock
--------------------  ----------------  ----------------  -------------------------  --------------------------------

25%. . . . . . . . .  $         0.1575  $         0.1024                  7,324,218                            21.58%
                      ----------------  ----------------  -------------------------  --------------------------------
50%. . . . . . . . .  $         0.1050  $         0.0683                 10,980,966                            29.21%
                      ----------------  ----------------  -------------------------  --------------------------------
75%. . . . . . . . .  $         0.0525  $         0.0341                 21,994,134                            65.82%
--------------------  ----------------  ----------------  -------------------------  --------------------------------


As illustrated, the number of shares of common stock issuable upon conversion of our 8% Callable Secured Convertible Notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The continuously adjustable conversion price feature of our 8% Callable Secured Convertible Notes may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock. The 8% Callable Secured Convertible Notes are convertible into shares of our common stock at a 35% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of the 8% Callable Secured Convertible Notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the 8% Callable Secured Convertible Notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their 8% Callable Secured Convertible Notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit.

There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. If we are required for any reason to repay our outstanding 8% Callable Secured Convertible Notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the 8% Callable Secured Convertible Notes, if required, could result in legal action against us, which could require the sale of substantial assets.

In August 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $750,000 principal amount of 8% Callable Secured Convertible Notes. The 8% Callable Secured Convertible Notes are due and payable, with 8% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $250,000 8% Callable Secured Convertible Notes outstanding, the investor is obligated to purchase additional 8% Callable Secured Convertible Notes in the aggregate of $500,000. In addition, any event of default as described in the 8% Callable Secured Convertible Notes could require the early repayment of the 8% Callable Secured Convertible Notes, including a default interest rate of 15% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the 8% Callable Secured Convertible Notes, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the 8% Callable Secured Convertible Notes. If we are required to repay the 8% Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. This SB-2 filing is not effective as of this filing date.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
================================================================================
OF  OPERATIONS
==============

INTRODUCTION

PLAN  OF  OPERATION

As of September 30, 2004, ValCom, Inc. operations were comprised of the following divisions:

1.  Studio

2.  Rental  Division

3.  Broadcast  Television;  and

4.  Film  and  Television  Production.

RENTAL

The Company operates two sound stages in Valencia, California, which we lease. Beginning June 2003, the Company has a newly signed one-year lease with five one-year options for two sound stages, which generates $504,000 annually with cost-of-living increases. The Company acquired 80% ownership in seven and one half acres of property in Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental. Our subsidiary, Half Day Video, Inc. supplies personnel, cameras, and other production equipment to various production companies on a short-term basis.

TELEVISION,  FILM,  &  ANIMATION  PRODUCTION

WOODY  FRASER  PRODUCTIONS

In addition to producing our own television and motion picture programming, we have an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions. A joint venture agreement was entered into between ValCom Inc and Woody Fraser Productions and Woody Fraser on January 1, 2001.According to the contract Woody Fraser Productions and Woody Fraser are responsible for developing, selling and producing various Television and Film series and the developing expenses are to be borne by ValCom Inc. The net profit participation to be ValCom Inc 75% and WPF together with Fraser 25%.

The revenues for year ending Sep 30, 2002 were around $7 million. The revenues for year ending September 30, 2003 were negligible as Woody Fraser was unable to obtain any production orders. The joint venture Agreement between the parties was terminated on April 10,2003 and was replaced by an exclusive facilities agreement for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions. The future outlook for this business is uncertain and will entirely depend on Woody Fraser's ability to obtain production contracts.

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc., a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. ValCom shall contribute all funding required for the development of the above to a maximum of $1,000,000 and O Atlas shall contribute an exclusive ten (10) year worldwide license in and to all rights, music and characters as its equal contribution towards Capital. The net profit after all expenses will be shared equally by ValCom Inc. and O Atlas. New Zoo Review LLC is expected to generate revenue by 2005 and expected to grow based on our ability to sell the TV Series of New Zoo Revue.

CHANNEL  8  IN  PALM  SPRINGS,  CALIFORNIA

In connection with our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market.

RESULTS  OF  OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
================================================================================
2003
====

Revenues for the year ended September 30, 2004 decreased by $ 328,399 or 14.4% from to $2,281,879 for the same period in 2003 to $1,953,480 for the year ended September 30, 2004. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues.

Production costs for the year ended September 30, 2004 decreased by $263,176 or 63.5% from $414,224 for the year ended September 30, 2003 to $151,048 for the same period in 2004. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Selling and promotion costs for the year ended September 30, 2004 increased by $55,554 or 268% from $20,745 for the same period in 2003 to $ 76,299 for the year ended September 30, 2004. The decrease was due principally to a decrease in travel and public relations expenses.

Depreciation and amortization expense for the year ended September 30, 2004 increased by $317,148 or 91.04% from $348,377 for the year ended September 30, 2003 to $665,525 for the same period in 2004. The decrease in depreciation and amortization expense was due to decreased amortization related to the write off of prepaid loan fees in the prior year period.
General and administrative expenses for the year ended September 30, 2004 increased by $2,891,440 or

133.37%  from $2,167,832 for the year ended September 30, 2003 to $5,059,272 for the same period in 2004. The decrease was due principally to decreased personnel costs, outside services, utilities, settlement fees, and goodwill impairment. Consulting and professional fees for the year ended September 30, 2004 increased by $681,100 or by 111.41% from $611,339 for the year ended September 30, 2003 to $ 1,292,439for the same period in 2004. The decrease in consulting and professional fees was principally due to decreased consulting fees partially offset by an increase in legal and accounting costs.

Bad debt expense for the year ended September 30, 2004 decreased by $80,180 or 100% from $80,180 for the year ended September 30, 2003 to $0.00 for the same period in 2004.

The decrease in bad debts was primarily due to the write-off of an uncollectible note receivable from a former officer and director of the Company and write-offs associated with various production agreements, all occurring in the 2003 year. Interest expense for the year ended September 30, 2003 decreased by $268,229 or 31.40% from a negative of $1,112,239 for the year ended September 30, 2003 to negative of $ 854,161for the same period in 2004. The decrease was due principally to the write off of interest associated with convertible debt in the prior year period.

Other income for the year ended September 30, 2004 increased by $17,162 or 34.3% from $50,000 for the year ended September 30, 2003 to $67,162 for the same period in 2004. The increase was due to a gain recognized from the sale of fixed assets offset by the loss recorded on equity investment of ValCom Broadcasting, LLC.

Net Loss from discontinued operations for the year ended September 30, 2004 were $0.00 compared to a negative of $ 108,445 for the same period in 2003. These expenses represent the operating loss from discontinued operations partially offset by the gain on disposal of discontinued operations of Brentwood Magazine and property in Valencia, California.

Due to the factors described above, the Company's net loss increased by $3,499,555 from a loss of $2,430,159 for the year ended September 30, 2003 to a loss of $5,929,714 for the same period in 2004.

STATEMENT  REGARDING  COMPUTATION  OF  EARNINGS  PER  SHARE
-----------------------------------------------------------

See Notes to Consolidated Financial Statements in Part F/S for a description of the Company's calculation of earnings per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $5,929,714 and cash flow from operations of $5,268,905 for the year ended September 30, 2004, and an accumulated deficit of $8,658,671 at September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Cash totaled $21,468 on September 30, 2004, compared to $211,682 at September 30, 2003. During the fiscal year 2004, net cash used by operating activities totaled $5,268,905 compared to a negative cash flow of $300,582 for the year ended September 30, 2003. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash used by financing activities for fiscal year 2004 totaled $3,807,194 compared to cash provided of $16,067 for the year ended September 30, 2003. Net cash provided by investing activities during fiscal year 2004 totaled $1,404,839 compared to of $184,395 during the year ended September 30, 2003, for proceeds from sales of fixed assets and decreased expenditures for the purchase of equipment.

The above cash flow activities yielded a net cash increase of $56,872 during fiscal year 2004 compared to a decrease of $131,692 during the year ended September 30, 2003.

Net working capital (current assets less current liabilities) was a negative $991,566 as of September 30, 2004. During the twelve months ended September 30, 2004, the Company raised $1,411,273 from private placements of common stock. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

Total shareholders' equity decreased to $120,048 in fiscal year 2004. Additional paid in capital decreased to $8,746,116 in fiscal year ended September 30, 2004.


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


                           FUTURE FUNDING REQUIREMENTS


The Company's capital requirements have been and will continue to be significant. The Company's adequacy of available funds during the next fiscal year and thereafter will depend on many factors, including whether the Company will be able to: (1) retain its existing tenants (2) rent its production equipment and personnel profitably, (3) develop additional distribution channels for its programming. Assuming funds are available, during the next fiscal year, the Company expects to spend approximately $400,000 for plant and equipment. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The Company's failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUMMARY  FINANCIAL  DATA
==============================================================
                              FINANCIAL STATEMENTS
                              ====================

The audited consolidated balance sheet of the Company as of September 30, 2004 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended September 30, 2004 and 2003 are submitted herewith.

                               CONTENTS OF REPORT

Independent  Auditors'  Reports                          F-1
Consolidated  Balance  Sheets                            F-2/F-3
Consolidated  Statements  of  Operations                 F-4
Consolidated  Statements  of  Stockholders  Equity       F-5/F-6
Consolidated  Statements  of  Cash  Flow                 F-7
Notes  to  Consolidated  Financial  Statements           F-8/F-17


TO  THE  BOARD  OF  DIRECTORS
ValCom,  Inc.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheet of ValCom, Inc. and subsidiaries as of September 30, 2004 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of ValCom, Inc. as of December 31, 2003, were audited by other auditors whose report dated February 5, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ValCom, Inc., and subsidiaries as of September 30, 2004, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARMANDO  C.  IBARRA,  CPA
MARCH 10, 2005
Chula  Vista,  Ca.  91910

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

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
February 5, 2004



                          VALCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               As of September 30,


                                     ASSETS
                                     ======

2004   , 2003
                                  -------------------  -------------------

Current  Assets:
Cash  &  Cash  equivalents . . .  $            21,478  $           211,682
                                  -------------------  -------------------
Accounts  receivable,  net . . .               28,767               71,907
                                  -------------------  -------------------
Production in progress . . . . .               91,201                    -
                                  -------------------  -------------------
Note  receivable,  current . . .                    -               52,768
                                  -------------------  -------------------

--------------------------------  -------------------  -------------------
Total  Current  Assets . . . . .              141,436              336,357
                                  -------------------  -------------------
Property  and  equipment  -  net            3,539,513           11,600,303
                                  -------------------  -------------------
Deferred Compensation. . . . . .                    -              258,680
                                  -------------------  -------------------
Deferred  financing  costs . . .                    -              153,060
                                  -------------------  -------------------
Deposits  and  other  assets . .               40,631              115,538
                                  -------------------  -------------------

Total  Assets. . . . . . . . . .  $         3,721,580  $        12,463,938
                                           ==========           ==========


The accompanying notes are an integral part of these consolidated financial statements.


                          VALCOM, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  AS OF SEPTEMBER 30,
                                  --------------

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
=======================================


Liabilities  Not  Subject  To  Compromise                                   2004            2003
Current  liabilities:                                                     --------         -------
Accounts  payable                                                         $342,116        $373,143
Accrued  interest                                                          100,796         672,577
Accrued  expenses                                                           53,138         365,858
Due  to  related  parties                                                  100,000          34,257
Notes  payable                                                             386,952       7,853,428
                                                                    --------------   -------------
Total  Current  Liabilities                                                983,002       9,299,263

Mortgage Payable. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,400,000               -
 Long term loans. . . . . . . . . . . . . . . . . . . . . . . . . . .       68,530               -
Pre-petition  trade  accounts  payable . . . . . . . . . . . . . . . .           -         206,249
Pre-petition  Payables  due  to  related  parties. . . . . . . . . . .           -         124,963
Pre-petition  accrued  expenses. . . . . . . . . . . . . . . . . . . .           -         131,902
                                                                      -------------  -------------
Total  Long- term Liabilities. . .                                       2,468,530         463,114
                                                                      -------------  -------------
   Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . .    3,451,532       9,762,377




STOCKHOLDERS' EQUITY
 Convertible preferred stock: all with par value of $0.001;
 shares authorized and outstanding as of September 30,
 2004 and 2003 are as follow:
  Series B, 1,000,000 shares authorized; 38,000 shares issued
   and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . .              38             38
      Series C, 5,000,000 shares authorized; 1,480,000 shares
        issued and outstanding AS OF SEPTEMBER 30, 2003 . . . . . . .           4,480          1,480
      Series D, 1,250,000 shares authorized; 4,479,999 & 1,250,000 shares
        issued and outstanding as of September 30, 2004 & 2003, respectively                   1,250

   Common stock ($0.001 par value, 100,000,000 shares authorized
    28,119,449 and  12,925,833 shares issued and  outstanding
      as of September 30, 2004 and 2003, respectively). . . . . . . .          28,120         12,926
    Treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . .             (35)
    Minority Interest . . . . . . . . . . . . . . . . . . . . . . . .        (133,342)
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .       8,896,116     13,242,217
   Retained earnings (deficit). . . . . . . . . . . . . . . . . . . .      (8,525,329)   (10,556,350)
Need underlines
                                                                          ------------  -------------
     Total Stockholders' Equity           . . . . . . . . . . . . . .         270,048      2,701,561
Need underlines                                                           ------------  -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            . . . . . . . .  $      3,721,580   $ 12,463,938
                                                                          ============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                          VALCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   For the year ended    For the year ended
                                                                                   September 30, 2004    September 30, 2003
Revenue:
Rental . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                            1,856,834   $         1,945,422
Production . . . . . . . . . . . . . . . . . . . . . . . . .                                  90,353               336,457
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   6,293                     -
                                                              ---------------------------------------  --------------------

Total Revenue. . . . . . . . . . . . . . . . . . . . . . . .                               1,953,480             2,281,879
                                                              ---------------------------------------  --------------------

Cost and Expenses:
Production . . . . . . . . . . . . . . . . . . . . . . . . .                                 151,048               414,224
Selling and promotion. . . . . . . . . . . . . . . . . .                                      76,299                20,745
Depreciation and amortization. . . . . . . . . . . . . . . .                                 665,525               348,377
General and administrative . . . . . . . . . . . . . . . . .                               4,869,879             2,167,832
Consulting and professional fees
no underline . . . . . . . . . . . . . . . . . . . . . . . .                               1,292,439               611,339
Bad debts . . . . . . . . . . . . . . . . . . . . . . .                                                             80,180
Goodwill impairment. . . . . . . . . . . . . . . . . . . . .                                       -
                                                              ---------------------------------------  --------------------
Total Cost and Expenses. . . . . . . . . . . . . . . . . . .                               7,055,190             3,642,697
                                                              ---------------------------------------  --------------------

Operating loss . . . . . . . . . . . . . . . . . . . . . . .                              (5,101,710)           (1,360,818)

Other Income (Expense):
    Interest expense . . . . . . . . . . . . . . . . . . . .                                (854,161)           (1,112,239)
       Gain on sale of assets. . . . . . . . . . . . . . . .                                 140,451                78,750
       Loss on Equity Investment . . . . . . . . . . . . . .                                                       (57,765)

       Interest income . . . . . . . . . . . . . . . . . . .                                   7,936
   Other income. . . . . . . . . . . . . . . . . . . . . . .                                  67,162                50,000
                                                              ---------------------------------------  --------------------

Total Other Income (Expense) . . . . . . . . . . . . . . . .                                (638,612)           (1,041,254)
                                                              ---------------------------------------  --------------------
Loss from continuing operations. . . . . . . . . . .          $                           (5,740,322)           (2,402,072)

Discontinued Operations:
        Operating loss from discontinued operations. . . . .                                                      (108,445)

         Net gain on disposal of discontunued operations . .                                 189,392                80,358
                                                              =======================================  ====================
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $                           (5,929,714)  $        (2,430,159)
                                                              =======================================  ====================
Basic and diluted loss per share from continuing
    Operations . . . . . . . . . . . . . . . . . . . . . . .  $                                (0.27)                (0.19)
                                                              =======================================  ====================
Basic and diluted loss per share from discontinued
    Operations . . . . . . . . . . . . . . . . . . . . . . .                                       -                  0.00
   Basic and diluted loss per share. . . . . . . . . . . . .  $                                (0.27)  $           (  0.19)
                                                              =======================================  ======================

    Weighted average shares outstanding:  Basic and diluted.                              21,913,888            12,100,650
                                                              =======================================  ======================


                                               VALCOM INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FROM SEPTEMBER 3O, 2002 THROUGH SEPTEMBER 30, 2004


                                                                                                                  PREFERRED
                                                                                                                  SERIES C-
                                                                                                                  STOCK  TO
                                           PREFERRED SERIES B     PREFERRED SERIES C       PREFERRED SERIES D     BE ISSUED
                                           SHARES      AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT      SHARES
                                         ----------  ----------  ----------  ----------  -----------  ----------  ----------

Balance September 30, 2002                  38,000          38   1,400,000       1,400    1,250,000       1,250     380,000


Shares issued for services

Shares issued for
debt retirement

Shares issued to employees
as compensation

Private Placement issuances

Treasury stock cancellation
Reclassify funds receipt
for stock issuance

Preferred stock issued
for cash, net                                                      380,000        380

Warrants issued with
preferred stock payable

Issuance of warrants
with convertible notes

VACM Units issued
to placement agents

Issuance of common stock
warrants and options

Cancellation of series C
Preferred Stock at par                                            (300,000)      (300)

Less treasury stock to be issued

Preferred stock to be issued                                                                                       (380,000)

Net Loss
                                         ----------  ----------  ----------  ----------  -----------  ----------  ----------

Balance September 30, 2003                  38,000          38   1,480,000       1,480    1,250,000       1,250           0
                                         ==========  ==========  ==========  ==========  ===========  ==========  ==========

Inter-company transfer of
assets  and discontinue
subsidiary.

Shares issued for services

Shares issued for debt retirement

Private Placement Memorandum

Preferred stock issued for cash, net                             2,999,999       3,000   (1,250,000)     (1,250)

Warrants issued with
preferred stock payable

Less treasury stock

Net Loss
                                         ----------  ----------  ----------  ----------  -----------  ----------  ----------

Balance September 30, 2004                  38,000          38   4,479,999       4,480            0           0           0
                                         ==========  ==========  ==========  ==========  ===========  ==========  ==========




                                               VALCOM INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FROM DECEMBER 31, 2002 THROUGH SEPTEMBER 30, 2004
                                                             Continued

                                          PREFERRED
                                          SERIES C-
                                          STOCK  TO                            ADDITIONAL
                                          BE ISSUED            COMMON            PAID-IN    TREASURY      RETAINED
                                           AMOUNT       SHARES       AMOUNT      CAPITAL      STOCK       EARNINGS       TOTAL
                                         ----------  ------------  ----------  -----------  ----------  ------------  -----------

Balance September 30, 2002                 239,400    11,011,933      11,012   12,787,591     (23,522)   (8,126,190)    4,890,979

Shares issued for services                               975,000         975      139,401                                140,376

Shares issued for
debt retirement                                           26,400          26        3,844                                  3,870
                                                                                                                               -
Shares issued to employees
as compensation                                          597,500         598       53,877                                 54,475
                                                                                                                               -
Private Placement issuances                               350,000         350       41,650                                42,000
                                                                                                                               -
Treasury stock cancellation                              (35,000)        (35)     (23,487)     23,522                          -
Reclass funds receipt
for stock issuance                                                                     20                                     20
Preferred stock issued
for cash, net                                                                                                                  -
                                                                                                                               -
Warrants issued with
preferred stock payable                                                                                                        -
                                                                                                                               -
Issuance of warrants
with convertible notes                                                                                                         -
                                                                                                                               -
VACM Units issued
to placement agents                                                                                                            -
                                                                                                                               -
Issuance of common stock
warrants and options                                                                                                           -
                                                                                                                               -
Cancellation of series C
Preferred Stock at par                                                               300                                       -
                                                                                                                               -
Less treasury stock to be issued                                                                                               -
                                                                                                                               -
Preferred stock to be issued              (239,400)                               239,020                                      -
                                                                                                                               -
Net Loss                                                                                                 (2,430,159)  (2,430,159)
                                         ----------  ------------  ----------  -----------  ----------  ------------  -----------

Balance September 30, 2003                       0    12,925,833      12,926   13,242,216           0   (10,556,349)   2,701,561
                                         ==========  ============  ==========  ===========  ==========  ============  ===========


Inter-company transfer of
assets  and discontinue
subsidiary.                                                                    (8,207,252)                7,827,392     (379,860)
Shares issued for services                             9,248,617       9,849    2,230,574
Shares issued for services                                                                                             2,240,423

Shares issued for debt retirement                      1,198,333         598      224,052                                225,250
                                                                                                                               -
Private Placement Memorandum                           4,746,666       4,747    1,406,526                              1,411,273
                                                                                                                               -
Preferred stock issued for cash, net                                                                                       1,750
                                                                                                                               -
Warrants issued with
preferred stock payable                                                                                                        -
                                                                                                                               -
Less treasury stock                                                                               (35)                       (35)
                                                                                                                               -
Net Loss                                                                                                 (5,929,714)  (5,929,714)
                                         ----------  ------------  ----------  -----------  ----------  ------------  -----------

Balance September 30, 2004                       0    28,119,449      28,120    8,896,116         (35)   (8,658,671)     270,048
                                         ==========  ============  ==========  ===========  ==========  ============  ===========


****   Brentwood Video, ValCom Broadcasting, WF Prod- Wack, WF 2, VEI  were discontinued during 2004
***    Building lost in Bankruptcy case given effect in VEI

                          VALCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Year        For the Year
                                                          Ended              Ended
                                                       September 30,       September 30,
                                                            2004              2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . . . . . . . . .  $ ( 5,929,714)        $(2,430,159)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization . . . . . . . . . . .        665,525             348,377
Bad debt expense. . . . . . . . . . . . . . . . . .                             80,180
Gain on sale of property & equipment . . . . . . . . . . .                     (78,750)
Warrants & options issued for compensation. . . . . . . .  290,599              42,000
Stock issued for compensation . . . . . . . . . . .        885,755              54,475
Stock issued for services . . . . . . . . . . . . .      1,342,600             140,376
Impairment of assets
Investment write off. . . . . . . . . . . . . . . .        189,392
Discarded business
Litigation settlements
CHANGES IN OPERATING ASSETS AND LIABILITIES
Receivables . . . . . . . . . . . . . . . . . . . .         43,140             339,180
Production in progress. . . . . . . . . . . . . . .        (91,201)
Deferred compensation . . . . . . . . . . . . . . .        258,680             145,868
Deferred Interest . . . . . . . . . . . . . . . . .        153,060
Deposits. . . . . . . . . . . . . . . . . . . . . .         74,907             (76,125)
Accounts payable and accrued expenses . . . . . . .     (2,088,509)          1,133,996
Production advances . . . . . . . . . . . . . . . .              -                   -
                                                     --------------       ------------
Net Cash (Used In) Provided By Operating Activities     (4,205,766)           (300,582)
                                                     --------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds form sale of fixed assets. . . . . . . . .        140,451             101,267
Notes receivable payments . . . . . . . . . . . . .                             83,690
                                                     --------------       -------------
Net Cash Provided By Investing Activities . . . . .        140,451             184,957
                                                     --------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of notes payable. . . . . . . .      2,468,530            (184,395)
Preferred Stock issue . . . . . . . . . . . . . . .          1,750
Issue of shares . . . . . . . . . . . . . . . . . .      1,411,273
Principal borrowings on notes . . . . . . . . . . .         52,768             259,963
Due to related parties. . . . . . . . . . . . . . .        (59,220)            (91,635)
                                                    ----------------     --------------
Net Cash Provided By (Used In) Financing Activities     (3,875,101)            (16,067)
                                                     --------------       ------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . .       (190,214)           (131,692)

CASH AT BEGINNING OF YEAR . . . . . . . . . . . . .        211,682             343,374
                                                     --------------       ------------

CASH AT END OF YEAR . . . . . . . . . . . . . . . .  $      21,468         $   211,682
---------------------------------------------------  ==============       ============

SUPPLEMENTAL DISCLOSURE OF
---------------------------------------------------
CASH FLOW INFORMATION:
---------------------------------------------------

Cash paid for interest. . . . . . . . . . . . . . .  $     854,161            489,029
                                                     --------------       ------------
Cash paid for income taxes. . . . . . . . . . . . .  $         800         $       -
                                                     --------------       ------------

                          VALCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2004 AND 2003

NOTE  1.  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS
=====================================================

DESCRIPTION  OF  BUSINESS

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

NOTE  1.  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS
=====================================================

d) Broadcast Television - The Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Following is a summary of the significant accounting policies followed in the preparation of these consolidated financial statements, which policies are in accordance with accounting principles generally accepted in the United States of America.

a.  SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND FINANCING ACTIVITIES:

During the year ended September 30, 2003, the Company issued 26,400 shares of common stock to convert $3,870 of principal and interest on convertible debentures (See Note 5).

During the year ended September 30, 2004, the Company issued 597,500 shares of common stock to convert $54,475 of principal and interest on convertible debentures (See Note 5).

b.  BASIS  OF  PRESENTATION
This summary of significant accounting policies of the Company is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

c.  PRINCIPLES  OF  CONSOLIDATION


The consolidated financial statements include the accounts of ValCom, Inc. and four two wholly-owned subsidiaries, VEI, which was acquired effective February 2001, and Half Day Video, Inc., which was acquired effective March 2001. ValCom Nevada which was acquired effective March 1, 2004, and New Zoo Revue was acquired effective October 2003 Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method.


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
====================================================================

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


e.  CONCENTRATIONS  AND  CREDIT  RISK
-------------------------------------

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

f.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
-------------------------------------------

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

g.  DEPRECIATION  AND  AMORTIZATION
-----------------------------------

For financial and reporting purposes, the Company follows the policy of providing depreciation and amortization on the straight-line method over the estimated useful lives of the assets, which are as follows:



Building                       39 years
-------------------------  ------------
Building Improvements          39 years
-------------------------  ------------
Production Equipment            5 years
                           ------------
Office Furniture & Equip.  5 to 7 years
                           ------------
Leasehold  Improvements         5 years
                           ------------
Autos and Trucks                5 years
-------------------------  ------------


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
=====================================================================

h.  DEFERRED  LOAN  COSTS
-------------------------

Deferred loan costs represent ancillary costs incurred to obtain loans. These are being amortized on the straight-line method over the term of the related loan.

i.  RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

j.  INCOME  TAXES
-----------------

Deferred income tax assets or liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

k.   IMPAIRMENT  OF  LONG-LIVED  ASSETS
---------------------------------------

Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions Effective January 1, 2002, the Company adopted Statement of Financial Accounting of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2004, there were no significant impairments of its long-lived assets.

l.  STOCK-BASED  COMPENSATION
-----------------------------

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock.

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
=====================================================================

m.   REVENUE  RECOGNITION
-------------------------

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

Treasury Stock

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522.
No shares have been reissued as of September 30, 2003. In September 2003, the Company retired these shares back into the treasury.


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

NOTE  3.  PROPERTY  AND  EQUIPMENT
==================================


Property  and  equipment  consists  of  the  following  at:



                                September     September
                                   30,           30,
                                   2004         2003
                                ----------  ------------
Land                          $1,940,000     $7,392,292
Building                       1,226,146      4,028,785
Building Improvements            219,211      1,154,406
Production Equipment              68,708        512,648
Leasehold Improvements            62,677         62,677
Autos and Trucks                  33,971         66,656
Office Furniture and Equipment    45,971         79,892
                                ----------  ------------
Video Equipment                  279,029              0
                               3,875,105     13,297,356
Less: accumulated depreciation   335,592     (1,697,053)
                                ----------  ------------
Net book value . . . . . . .  $3,539,513    $11,600,303
                              ==========   ============

NOTE 3 NOTE RECEIVABLE

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


NOTE  4.  NOTES  PAYABLE
========================



                                                                                 September    September
                                                                                    30,           30,
                                                                                    2004        2003
                                                                                 ----------    --------
Promissory note payable to Finance Unlimited, formerly known as
Hawthorne Savings (formerly known as First Fidelity), monthly installments of principal and interest of $54,648. Interest is variable based on a 6-month US T-Bill rate. The note is secured by a Deed of Trust on the Valencia Studio property and matures June 2004.  According to the agreement, as a result of default in installment, the whole note becomes current.  The Company defaulted in payments of the note in 2002, as a
result of which the note is classified as a current liability.. . . . . . . .  $               $5,858,378

Convertible promissory note, net of discount of $25,764 at September 30,
2003.  See Note 6 for further description.. . . . . . . . . . . . . . . . . .         -         1,805,706

Promissory note payable to City National Bank, interest at 11.25%, maturing February 28, 2006.  The note is collateralized by production
equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     106,587

Other, 8.00% - 11.00% interest, maturing from 2003 to 2006. . . . . . . . . .                      82,757
                                                                               ----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     605,482       7,853,428
Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . .     536,952      (7,801,551)
                                                                               ----------      ------------

Long-term notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   68,530     $    51,877
                                                                               ==========      ============



NOTE  4.  NOTES  PAYABLE   (CONTINUED)
======================================

Future  maturities  on  the  notes  are  as  follows:

2003         $1,238,357
2004            925,035
2005            119,877
2006            129,487
2007            132,635
Thereafter   $5,395,559
             ----------

              7,940,950
            ===========


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

During the year ended September 30, 2002, the Company issued 552,748 shares of common stock to the holders of its convertible notes payable for payment of principal and accrued interest. Principal and accrued interest converted during the year ended September 30, 2002 totaled approximately $145,512, which was computed based upon terms stipulated in the applicable convertible notes. In connection with the repayment of the June 6, 2001 and September 7, 2001


NOTE  5.  CONVERTIBLE  NOTES  PAYABLE
======================================

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

1.  Mortgage  Payable   $2,400,000

2.  Long  Term  Loan        68,530


1. Ron Foster            $11,952
                         --------
2. Great Asian Holdings   95,000
                         --------
3. Richard Shintaku       30,000
                         --------
4. AJW Partner            40,000
                         --------
5. AJW Qualified         110,000
                         --------
6. AJW Off Shore          92,500
                         --------
7. New Millennium          7,500
                         --------
                        $386,952
                         ========


NOTE  6.  RELATED  PARTY  TRANSACTIONS
======================================

At September 30, 2003, related party payables represent $39,220 due to the President and $120,000 due to a director and shareholder of the Company, resulting from a loan.

At September 30, 2004, related party payables represent $30,000 due to a Director and Shareholder of the Company.

NOTE  7.  TREASURY  STOCK
=========================

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522.


NOTE  8.  INCOME  TAXES
=======================

No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2004. At September 30, 2004, the Company had approximately $6,985,363 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Such carryforwards expire beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets at September 30, 2004 consist primarily of the tax effect of net operating loss carryforwards, which amounted to approximately $2,131,768. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2004 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                                    September  30,  2004    September 30,2003
                                                    ---------------------   -----------------

Tax  expense  (credit)  at  statutory rate-federal                   (34)%             (34)%
                                                    ---------------------   -----------------
State  tax  expense  net  of  federal tax. . . . .                    (6)              (6)
                                                    ---------------------   -----------------
Changes  in valuation allowance. . . . . . . . . .                    40                40
                                                    ---------------------   -----------------
Tax  expense  at  actual  rate . . . . . . . . . .                     -                 -
--------------------------------------------------  ---------------------   -----------------




The components of the net deferred tax asset are summarized below:
------------------------------------------------------------------

                                                     September  30,  2004   September 30, 2003
                                                    ----------------------  ------------------
Deferred  tax  asset
Net  operating  losses . . . . . . . . . . . . . .  $           2,131,768       2,813,027
                                                    ----------------------  ------------------
Less:  valuation  allowance. . . . . . . . . . . .             (2,131,768)     (2,813,027)
                                                    ----------------------  ------------------
                                                    $                 -0-             -0-
                                                     ---------------------- ------------------

NOTE  9.  STOCKHOLDERS'  EQUITY
===============================

a.  EQUITY  INVESTMENT
----------------------

The Company accounts for its investments in companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% under the equity method. The Company's 45% investment in a recently acquired television station has been accounted for as an investment under the equity method.

b.  TREASURY  STOCK
-------------------

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522.

C.  LOSS  PER  COMMON  SHARE
----------------------------

Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.


NOTE  10.  COMMITMENTS
======================

In May 2000, the Company leased additional facilities adjacent to its location in Valencia. The lease has a term of five years. Initial monthly base rent was $29,000 with annual increases until 2004 when base rent will be $34,585. Rent expense for the year ended September 30, 2003 and 2002 were $430,989 and $470,354, respectively.


NOTE  11.  LITIGATION
=====================

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

BANKRUPTCY  DISMISSAL
=====================

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

On October 5, 2004, ValCom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by ValCom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. ValCom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit.

Lloyd  Kurtz

Pending or Threatened Litigation, Claims and Assessments by the prior contractor for the renovations, at ValCom Studios in Nevada has been replaced. Mr. Lloyd Kurtz filed suit on October 25, 2004 against ValCom, Inc., A private Nevada Corporation which is 80% owned by ValCom, Inc. a Delaware Corporation, ValCom, Inc. a Delaware Corporation and Vincent Vellardita. The suit alleges a violation of Securities Act of 1933 and states that Mr. Kurtz purchased 600,000 shares of ValCom - Delaware at $0.25 per share and that the shares were not registered. He claims he is owed an additional $303,000. Mr. Kurtz has filed a Mechanic's Lien for $303,000. A motion to dismiss the claim of Mr. Kurtz has been filed. If the corporation does not prevail on its Motions to Dismiss the corporation will file its full defense and counterclaims which exceed the amount claimed by Mr. Kurtz.

Farkhanda  Rana

On October 20, 2004 a shareholder of ValCom initiated a suit against the Company and its President alleging violations of State and Federal Securities Law along with Fraud and Breach of Contract. The lawsuit captioned Farkhanda Rana vs. ValCom, Inc., Valencia Entertainment and Vince Vellardita et al. were filed in Los Angeles Superior Court as Case Number PC035673. On November 23, 2004 after a hearing the Plaintiff in this matter obtained a pre-judgment writ of attachment against the Company for $325,000.00.

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome, except the cases mentioned above, of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE  12.  STOCK  ACTIVITY
==========================

a.  CONVERTIBLE  PREFERRED  STOCK
---------------------------------

At September 30, 2003 and 2004, the Company had three series of convertible Preferred Stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share.

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


NOTE  13.  EMPLOYEES'  STOCK  COMPENSATION  PLAN AND NON-QUALIFIED STOCK OPTIONS
================================================================================

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

During the fiscal year ended September 30, 2003, the Company issued an aggregate of 1,572,500 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP. The expense recorded during fiscal year 2003 under the ESCP amounted to $151,722 and was based on the closing trading price of the Company's common stock on the date granted.

C)  WARRANTS
-------------
During the fiscal year ended September 30, 2003, the Company issued warrants to purchase 2,083,334 shares of the Company's common stock to a director in connection with services provided and to be provided to the company. The weighted average exercise price for the warrants issued was $0.12, and all of the warrants begin to expire in September 2005. The director has exercised 350,000 warrants up to September 30, 2003.


NOTE  14.  SUBSEQUENT  EVENTS
===============================

Subsequent to September 30,2004, the Company issued 1,410,333 shares of common stock at prices ranging from $0.12 to $0.25 amounting to $1,202,000 through private placements. In addition to this the Company also issued 200,000 shares for $0.47 per share against services rendered and 50,000 shares for $0.25 per share as per the terms of the employment agreements.


NOTE  15.  GOING  CONCERN
=========================

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $5,929,714 for the year ended September 30, 2004, and an accumulated deficit of $8,525,329 as of September 30, 2003. The Company had a net loss of $2,430,159 for the year ended September 30, 2003. Valencia Entertainment International, LLC, a California limited liability company and the Registrant's subsidiary filed on April 7, 2003, a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note 8). The main income of the Registrant is from the operations of Valencia Entertainment International. These conditions raise doubt about the Company's ability to continue as a going concern.

NOTE 16  SEGMENT INFORMATION

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


<BTB>		            Studio Rental  Studio Equip   Film & TV 	Total
For the year ended September 30, 2003   	Rental	  Production
Revenues                 $    1,902,621  $    379,258   $    -      $ 2,281,879
Operating (Loss) Income	     (1,323,245       (37,573)       - 	     (1,360,818)
Total Assets                 12,013,289       191,969 	     -       12,205,258
Depreciation and Amortization   298,896        49,391        -          348,377


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
================================================================================
FINANCIAL  DISCLOSURE
=====================

On February 1, 2005, the Registrant engaged Armando C. Ibarra, Certified Public Accountants, as the Registrant's independent accountants to report on the Company's consolidated balance sheet as of September 30, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Armando C. Ibarra, Certified Public Accountants was approved by the Registrant's Board of Directors.

The Registrant auditors, Kabani & Company, Inc. PA (herein after "KC") resigned effective February 1, 2005. KC served as the Registrant's independent auditors' for the Registrant's fiscal years ended September 30, 2003 and 2002, as well through the date of its dismissal. KC's report on the Registrant's consolidated financial statements for the registrant's fiscal year September 30, 2003 and September 30, 2002 (the "Reports") does not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, however, it was modified to include an explanatory paragraph wherein they expressed substantial doubt about the Registrant's ability to continue as a going concern.

During the Registrant's association with KC as Registrant's independent accountants until KC's resignation, there were no disagreements with KC within the meaning of item 304 of regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to KC's satisfaction, would have caused KC to make reference to the subject matter of the disagreements in connection with its reports.

During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Armando C. Ibarra, neither the Registrant nor anyone on the Registrant's behalf consulted with Armando C. Ibarra regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event." The Registrant has requested KC to review the disclosure contained herein and has provided KC the opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of KC 's views, or the respects in which KC does not agree with the statements contained herein. KC has reviewed the disclosure contained herein and has provided to the Registrant a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this Current Report and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-B. A copy of such letter is filed as Exhibit 16 to this Current
Report  on  Form  8-K.

                                    PART III
                                    ========

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
============================================================================

DIRECTORS  AND  EXECUTIVE  OFFICERS
-----------------------------------

The following table sets forth the names and ages of the Company's directors and executive officers, the positions with the Company held by each, and the period during which each such person has held such position.


Name                  Age                Position              Since
-------------------  -----             -----------            --------
Vince Vellardita. .     47 CEO/President/Chairman of the Board   2000
Don Magier. . . . .     37  Treasurer/Director                   2002
Krishnaswamy Alladi     58  Director                             2002
Tracey Eland. . . .     38  Secretary/Treasurer                  2004
Karien Anderson . .     54  Director                             2004
Richard Shintaku. .     55  Director                             2003


All directors hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.


BIOGRAPHIES  OF  THE  COMPANY'S  EXECUTIVE  OFFICERS  AND  DIRECTORS
====================================================================

Vince  Vellardita  -  47
Chairman  of  the  Board,  Chief  Executive  Officer  and  President

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

Tracey  Eland  -  38
Treasurer,  Secretary  and  Controller

Ms. Eland was appointed to the position of Secretary of the Corporation in April of 2004. She has been ValCom's Principal Accountant since August 2001. Ms. Eland's Business/Accounting education is from

Glendale College; and she is certified through a management action program. Ms. Eland has been a Full-charge Bookkeeper since 1988. She was the Senior Accountant for The Enterprise Interactive Group from 1999-2002 and Full-charge bookkeeper for So. Cal. Courier/Team Delivery from 1987-2000, with additional responsibilities as Office Manager and Human Resources for two companies.

Krishnaswamy  Alladi-58
Director

Krishnaswamy Alladi, Director, 56 years of age, has 30 years of experience in the fields of Consulting, Finance, Corporate Planning and Factory Management. He holds a Bachelor Degree in Science, Post Graduate Diploma in Electronics Engineering from Madras University, India and an MBA from Asian Institute of
Management, Philippines. He was a Senior Consultant with Price Waterhouse & Company, India advising various institutions and manufacturing Companies in the fields of Production Management, Information Technology, Financial Restructuring, and Management Audit. Subsequently he became a Finance Director of Glaxo Wellcome, Indonesia overseeing Finance, Logistics, IT and Human Resource functions and served for 7 years. He was also Vice President -Strategic Planning for a large Indonesian Conglomerate involved in Infrastructure, Telecommunications, Plantations and Strategic Investments. Other significant positions held were with Hindustan Brown Boveri, India as Production Engineer, Unilever Indonesia as Mergers and Acquisitions Advisor, Digital Systems Corporation, Philippines as Systems Advisor.

Karien  Anderson  -  Director

Ms. Anderson is 54 years old and resides in Las Vegas, Nevada. Ms. Anderson has extensive experience in executive secretarial business, including government and private sectors. She has extensive background in the field of advertising, marketing, special event promotions, contract management, personnel management and real estate. Ms. Anderson currently holds a Florida real estate license. Ms. Anderson has been involved as coordinator for non-profit association for the last twenty-two years. She is currently the owner and markets http://www.cookiejar.tv, an internet web site business.


Richard  Shintaku-55
Director

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

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS
                =================================================

Each director is elected to serve for a term of one (1) year until the next annual meeting of stockholders or until a successor is duly elected and qualified. There are no family relationships among directors or persons nominated or chosen by the Company to become a director. The present term of office of each director will expire at the next annual meeting of stockholders. During the fiscal year ended September 30, 2004 the Board of Directors held 37 meetings. No director attended fewer than 75% of the total number of meetings. Outside directors received no cash compensation for their services; however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company. No officer of the Company receives any additional compensation for his services as a director, and the Company does not contribute to any retirement, pension, or profit sharing plans covering its directors.

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The sole member of the Audit Committee is Krishnaswamy Alladi. As of September 30, 2004, the members of the Compensation Committee were Vince Vellardita and Tracey Eland.


ITEM  10  EXECUTIVE  COMPENSATION
=================================

The Summary Compensation Table below sets forth all compensation paid to the Company's officers and directors during the fiscal years ended September 30, 2004 and 2003.


                           SUMMARY COMPENSATION TABLE
                          ----------------------------

                                             Long Term Compensation
                                             ----------------------
                               Annual  Compensation            Awards     Payouts
                               --------------------            ------     -------

                              (b)         (C)          (d)        (e)      (f)      (g)      (h)   (i)
                            --------  -----------  -----------  --------  ------  --------  -----  ---

                            All
                            Other     Securities   Other
                            Annual    Restricted   Underlying   Comp-
                            Compen-   Stock        Options/     LTIP      ensa-
                            Salary    Bonus        sation       Award(s)  SARs    Payouts   tion
Name & Principle Position.  Year              ($)          ($)       ($)     ($)       (#)    ($)  ($)
                            --------  -----------  -----------  --------  ------  --------  -----  ---

Vince
Vellardita,   Chairman,
CEO &
President. . . . . . . . .      2003      120,000            *         *       *         *      *    *
--------------------------  --------  -----------  -----------  --------  ------  --------  -----  ---
                                2004      140,400            *         *       *         *      *    *
                            --------  -----------  -----------  --------  ------  --------  -----  ---


Donald Magier,
Secretary, Treasure,
Director (1) . . . . . . .      2003      100,000            *         *       *         *      *    *
--------------------------  --------  -----------  -----------  --------  ------  --------  -----  ---
                                2004      120,000
                            --------  -----------


Tracey
Eland,
Secretary, Treasure,
                                2003       45,000            *         *       *         *      *    *
                            --------  -----------  -----------  --------  ------  --------  -----  ---
                                2004       60,000            *         *       *         *      *    *
                            --------  -----------  -----------  --------  ------  --------  -----  ---

NONE
(1) Mr. Magier served as the Company's Treasurer, Secretary and Director during the fiscal year ended September 30, 2003. Effective March 29, 2004, he resigned as an officer and director. Effective April 2004, the Board of Directors appointed Tracey Eland as Treasurer and Secretary to replace Mr. Magier.

EMPLOYMENT  AGREEMENTS
----------------------

The  Company  is  a  party  to  employment  agreement  with  Vince  Vellardita.

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  &  MANAGEMENT
==============================================================================

The following table sets forth, as of September 30, 2004 the number and percentage of shares of common stock owned of record and beneficially by any "group" (as that term is defined in Item 403 of Regulation S-B), person or firm that owns more than five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).
48(a)  Security  Ownership  of  Certain  Beneficial  Owner


Name  and  Address  of           Amount  of          Nature  of         Percent  of
Beneficial  Owner                Shares  (1)          Ownership            Class
-----------------             -----------------   -----------------  -----------------
----------------------------  ------------------  -----------------  -----------------

                                                     Record  &
Vince  Vellardita. . . . . .           5,535,549     Beneficial            19.71%  Common
                              ------------------     -----------------  -----------------
26030  Avenue  Hall
Valencia,  California
91355

                                                     Record  &
E-Blaster  International . .           3,000,000     Beneficial            10.68%  Common
                              ------------------     -----------------  -----------------
JL. H.R. Rasuna  Said Kav.
B-1  6th  Floor,
Jakarta,  12920
Indonesia  (2)

                                                     Record  &
Radorm Technology Limited. .             567,824     Beneficial             2.02%  Common
                              ------------------     -----------------  -----------------
Jakarta,  12920
Indonesia  (2)

                                                     Record  &
Great  Asian  Holdings  Ltd.           2,110,422     Beneficial             7.51%  Common
                              ------------------     -----------------  -----------------
Jakarta,  12920
Indonesia (2)

                                                     Record  &
David Dadon. . . . . . . . .           3,000,000     Beneficial            10.68%  Common
                              ------------------     -----------------  -----------------
Los Angeles, CA

(1)  Includes  all  stock  held  either  personally  or  by  affiliates.
(2) These three entities together comprise a "group" as defined in Item 403 of Regulation S-B.

(b)  Security  Ownership  of  Management
----------------------------------------

The following table sets forth, as of September 30, 2004 the number and percentage of the equity securities of the Company, its parent or subsidiaries, owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.



Title of                         Name of               Nature of Percent of Ownership Class
                              ----------------------  -------------------------------------
Class                         Beneficial Owner                  Amount of Shares (1)
----------------------------  ----------------------  -------------------------------------
Common . . . . . . . . . . .  Vince Vellardita            5,535,549                  19.71%
Common . . . . . . . . . . .  Don Magier                    131,250                  00.05%
Common . . . . . . . . . . .  Krishnaswamy Alladi           360,000                  00.13%
Common                        Richard Shintaku . . . . .  1,412,500                   5.02%
Common                        All officers and directors  7,439,299                  24.91%
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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
=============================================================

There are no family relationships among directors, executive officers or persons chosen by the Company to be nominated as a director or appointed as an executive officer of the Company of any of its affiliated subsidiaries.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
================================================

REPORTS  ON  FORM  8-K  FILED  DURING  THE FISCAL YEAR ENDED SEPTEMBER 30, 2004:

1. Item 6. March 29, 2004, ValCom's Board of Directors accepted the resignation of Board members, Mr. Don Magier, effective immediately.

2. Item 5. May 25, 2004, The Board of Directors voted unanimously to restructure the price of existing options and warrants that the Company has granted to certain individuals and employees for contributing services and other items to the Company to be on lower than $0.25 each.

3. Item 2. June 30, 2004, The Company was forced to sell off six of the 20 sound stages in order to pay $8.5 million in debt.

4. Item 3. A court hearing has been schedule for August 3, 2004 for the dismissal of Chapter 11 Bankruptcy of Valencia Entertainment, a wholly owned subsidiary of ValCom, Inc.

5. Item 3. On August 3, 2004, having considered the motion and pleadings filed in support thereof, having heard argument of counsel, finding that notice was proper, and for good cause appearing, therefore, ordered (1) The Motion granted
(2)  Debtor's  Chapter  11  Bankruptcy  case  dismissed.


ITEM  14.  DISCLOSURE  CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS
================================================================================

AND  PROCEDURES
===============

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

                          EFFECTIVE DISCLOSURE CONTROLS
                          -----------------------------

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

                             ADDITIONAL INFORMATION
                             ----------------------

                                  HEADQUARTERS
                                  ------------
VALCOM,  INC.
-------------
41  North  Mojave  Road
Las  Vegas,  Nevada  89101-4812
                                  SUBSIDIARIES
                                  ------------

VALENCIA  ENTERTAINMENT  INTERNATIONAL,  LLC
--------------------------------------------
28309  Avenue  Crocker
Valencia,  California  91355


HALF  DAY  VIDEO,  INC.
-----------------------
28309  Avenue  Crocker
Valencia,  California  91355


VALCOM  STUDIOS
---------------
41  North  Mojave  Road
Las  Vegas,  Nevada  89101

                             OFFICERS AND DIRECTORS
                             ----------------------

Vince Vellardita: Chairman of the Board, President and Chief Executive Officer; Tracey Eland, Secretary, and Controller; Krishnaswamy Alladi, Director Richard
Shintaku:  Director

                                    AUDITORS
                                    --------

Armando  C.  Ibarra  CPA,  PC
371  E.  Street
Chula  Vista,  CA  91910

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

                         SIGNATURES
                         ----------
In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:  March 11,  2005             VALCOM,  INC.,  a  Delaware  corporation
                                    By:  /s/  Vince Vellardita
                                    ----------------------
                                    Vince  Vellardita
                                    Chief  Executive  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                  DATE
---------                  -----                                  -----

By:  /s/Vince  Vellardita  Chief Executive Officer, President   March 14, 2005
    --------------------   Chairman  of  the  Board
    Vince  Vellardita


By:  /s/  Tracey  Eland   Secretary, Controller                 March 14, 2005
    ---------------------(principal  accounting  officer)
    Tracey  Eland         and  Secretary

By:  /s/  Krishnaswamy  Alladi, Director                        March 14, 2005
     -------------------------
     Krishnaswamy  Alladi

By:  /s/  Karien Anderson,      Director                        March 14, 2005
     -------------------------
     Karien  Anderson

By:  /s/  Richard Shintaku,     Director                        March 14, 2005
     ----------------------
     Richard  Shintaku

In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tracey Eland, the Company's Secretary, Controller and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

                                    Dated:  March  14,  2005
                                    By:     /s/  Tracey  Eland
                                       -----------------------
                                            Tracey  Eland
                                      Secretary, Controller and
                                  principal accounting officer

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

                                          Dated:  March 14, 2005

                                          By:     /s/  Vince  Vellardita
                                                  ----------------------
                                                  Vince  Vellardita
                                                  Chief Executive Officer

In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tracey Eland the Company's Secretary, Controller and principal accounting officer (the "Officer"), certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations.

                                           Dated:  March 14,  2005

                                           By:    /s/  Tracey  Eland
                                                  ------------------
                                                  Tracey  Eland
                                                  Secretary,  Controller  and
                                                  principal  accounting  officer

                                  EXHIBIT 99.2
                           CERTIFICATIONS PURSUANT TO
                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO

SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vince Vellardita, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

                                       Dated:  March  14, 2005

                                       By:    /s/Vince Vellardita
                                              ----------------------
                                              Vince  Vellardita
                                              Chief Executive  Office


In connection with the Annual Report of ValCom, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tracey Eland, the Company's Secretary, Controller and principal accounting officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

                              Dated: March 14, 2005

                              By: /s/ Tracey Eland
                            -----------------------
                                  Tracey Eland
                                  Secretary, Controller and
                                  principal accounting officer