Form 10QSB
period 2004-12-31
VALCOM, INC
filed 2005-03-15
CIK 1013453

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                   FORM 10-QSB
                                   (Mark one)


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2004
                         Commission file Number 0-28416
                                       or
           [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                  VALCOM, INC.
            (Name of small business issuer specified in its charter)

=======================================================================

         Delaware                                  58-1700840
         --------                                  ----------
(State  or  other  jurisdiction  of                (IRS  Employer
   incorporation  or  organization)             Identification  Number)

                  41 North Mojave Road, Las Vegas, Nevada 89101
                  ---------------------------------------------

               (Address of Principal executive offices) (Zip code)
                                 (702) 385-9000
                                ---------------

                            Issuer's telephone number
Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $0.001 PAR VALUE
                          -----------------------------

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of December 31, 2004 the issuer had 33,537,926 shares of its $0.001 par value common stock outstanding.

                                 MARCH 15, 2005

       UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the three months ended December 31, 2004. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended December 31, 2004, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2005. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004 for further information.

                                  VALCOM, INC.
                                   FORM 10-QSB


           INDEX
                                                                 Page


                          PART I. FINANCIAL INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements:
          Condensed  Consolidated  Balance  Sheet  as  of
          December 31,  2004  (unaudited) . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for
          the three and three month periods ended December 31,
          2004 and 2003 (unaudited) . . . . . . . . . . . . . .   6

          Condensed Consolidated Statements of Cash Flows
          for the three-month periods ended December 31,
          2004 and 2003 (unaudited) . . . . . . . . . . . . . .   7

          Notes to Condensed Consolidated Financial
          Statements (unaudited). . . . . . . . . . . . . . . .   8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .  16

Item 3.   Disclosure Controls and Procedures. . . . . . . . . .  19


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .  21

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .  22

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .  22

Item 4.  Submission of Matters to a Vote of Security Holders      22

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .  22

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .  22

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .   23

Part III. EXHIBITS




               PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
VALCOM,  INC.  AND  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------
Current  Assets:
Cash  &  Cash  equivalents                              $22,142
Accounts  receivable,  net                               40,132
Note receivable - current                                94,598
                                                    -----------
Total  Current  Assets

Property  and  equipment  -  net                      3,538,959

Deposits  and  other  assets                             40,631
                                                   ------------
Total  Assets                                        $3,736,462
                                                   ============

See  accompanying  notes  to  the  condensed  consolidated  financial statements



                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2004
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Liabilities Not Subject To Compromise

Current liabilities:
Accounts payable                                    $536,588
Accrued interest                                     100,797
Accrued expenses                                      30,956
Due to related parties                                91,000
Notes payable                                        528,452
                                                  -----------
Total Current Liabilities not subject to
compromise                                         1,287,793

Mortgage  payable-Nevada. . . . . . . . . . . . .  2,400,000
Long term loans . . . . . . . . . . . . . . . . . . . 46,004
                                                  ----------

Total  Current  Liabilities                        2,446,004

Commitments  and  contingencies

TOTAL LIABILITIES . . . . . . . . . . . . . . . . .3,733,797

Stockholders' deficit:
Convertible preferred stock: all with par value $0.001;

Series B, 1,000,000 shares authorized;
38,000 shares issued and outstanding. . . . . . . . . ..  38

Series C, 5,000,000 shares authorized;
4,859,083 shares issued and outstanding,. . . . . .  . 4,859

Common stock, par value $.001;
100,000,000 shares authorized;
33,572,926 shares  issued  and  outstanding           33,574
Treasury Stock  35,000                                   (35)
Additional  Paid-in  capital                       9,582,344
Minority Interest . . . . . . . . . . . . . . .  . .(158,595)
Accumulated  deficit                              (9,459,520)

Total  Stockholders'  equity                           2,665
                                                  -----------
Total  Liabilities  and  Stockholders'  equity    $3,736,462
                                                   =========

See  accompanying  notes  to  the  condensed  consolidated  financial statements

                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                For the three       For the three
                                                                 months ended        months ended
                                                                 December  31,       December  31,
                                                                      2004               2003
                                                                      ----               ----
Revenue:
Rental . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   173,372   $   531,571
Production . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,039        30,237
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,000         2,340
                                                                    ------------  ------------

Total Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .      240,411       564,148
                                                                    ------------  ------------

Cost and Expenses:
Production . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47,786        10,942
    Selling and promotion. . . . . . . . . . . . . . . . . . . . .       12,062        13,972
Depreciation and amortization. . . . . . . . . . . . . . . . . . .       26,253       210,360
General and administrative . . . . . . . . . . . . . . . . . . . .      617,634       612,717
Consulting and professional expenses . . . . . . . . . . . . . . .      517,312       142,569

Total Cost and Expenses. . . . . . . . . . . . . . . . . . . . . .    1,221,048       990,560
                                                                    ------------  ------------

Operating Profit (loss). . . . . . . . . . . . . . . . . . . . . .     (980,636)     (426,412)

Other Income (Expense):
    Interest expense . . . . . . . . . . . . . . . . . . . . . . .       (4,494)     (267,592)
       Gain on sale of assets. . . . . . . . . . . . . . . . . . .            -        53,950
       Loss on equity investment . . . . . . . . . . . . . . . . .            -             -
   Interest income . . . . . . . . . . . . . . . . . . . . . . . .       25,688
                                                                    ------------
Other income
Total Other Income (Expense) . . . . . . . . . . . . . . . . . . .       21,193      (220,321)
        Loss from continuing operations. . . . . . . . . . . . . .     (959,444)     (646,733)
        Discontinued Operations:
              Operation loss from discontinued operations. . . . .            -             -
                                                                    ============  ============
              Net gain on disposal of discontinued operation.. . .            -             -
                                                                    ============  ============
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (959,444)  $  (646,733)
                                                                    ============  ============

    Basic and diluted loss per share from continuing   operations.        (0.03)        (0.06)
                                                                    ------------  ------------
   Basic and diluted loss per share from discontinued operations .        (0.00)        (0.00)
   Basic and diluted loss per share. . . . . . . . . . . . . . . .        (0.03)        (0.06)
    Weighted average shares outstanding:  Basic. . . . . . . . . .   31,501,469    15,213,818
 Weighted average shares outstanding:  Diluted . . . . . . . . . .   36,360,552    17,943,818
                                                                    ===========-  ============

    See accompanying notes to the condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the three          For the three
                                                                          months ended           months ended
                                                                          December  31,          December  31,
                                                                              2004                 2003
                                                                              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(959,444)           $(646,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .     26,253              210,360
Bad debt expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -

Gain on sale of fixed assets. . . . . . . . . . . . . . . . . . . . . . . .                         (53,950)

Stock issued for services and compensation. . . . . . . . . . . . . . . . .    547,781              465,959

Changes in operating assets and liabilities:
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,135               30,776
Production in progress. . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,397)            (125,767)
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         (14,220)
Deferred Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .                          16,511
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         (24,864)
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .    172,290               35,886
                                                                             ----------
Net Cash Used In Operating Activities . . . . . . . . . . . . . . . . . . .   (214,382)            (106,042)
                                                                             ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment . . . . . . . . . . . . . . . . . . .    (25,698)             (46,556)
Notes receivable payments . . . . . . . . . . . . . . . . . . . . . . . . .                          17,589
 Proceeds from sale of property and equipment . . . . . . . . . . . . . . .                          57,200
                                                                             ----------
Net Cash Provided(used) Investing Activities. . . . . . . . . . . . . . . .    (25,698)              28,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of stock. . . . . . . . . . . . . . . . . . . . . .     48,090
Joint venture contribution. . . . . . . . . . . . . . . . . . . . . . . . .                          50,000
Long term loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    176,664              100,000
Cash received for shares to be issued
Principal borrowings on notes and mortgages . . . . . . . . . . . . . . . .                         (48,883)
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .     16,000
Net Cash Provided By (Used In) Financing Activities . . . . . . . . . . . .    240,754              101,117
                                                                             ----------          ----------

NET DECREASE IN CASH & CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .        674               23,308

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . . . . . . .     21,468              211,682
                                                                             ----------          ----------
CASH & CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . . . . .  $  22,142            $ 234,990
                                                                             ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,494            $ 191,116
                                                                             ----------          ----------
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       0            $       0
                                                                             ----------          ----------

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

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

The audited consolidated financial statements of the Company for the year ended September 30, 2004 were filed on March 14, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

Following is a summary of the significant accounting policies followed in the preparation of these consolidated financial statements, which policies are in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The consolidated financial statements include the accounts of ValCom, Inc. and two wholly-owned subsidiaries, Valencia Entertainment International, LLC, which was acquired effective February 2001 and Half Day Video, Inc., which was acquired effective March 2001, New Zoo Revenue was acquire during 2004. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method.

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

DEPRECIATION  AND  AMORTIZATION
--------------------------------

For financial and reporting purposes, the Company follows the policy of providing depreciation and amortization on the straight-line method over the estimated useful lives of the assets, which are as follows:

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Building                         39  years
Building  Improvements           39  years
Production  Equipment             5  years
Office  Furniture  and  Equipment 5  to  7  years
Leasehold  Improvements           5  years
Autos  and  Trucks                5  years


CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------

The Company had one production customer and one major rental income customer who accounted for total rental revenues for the three months ended December 31, 2004.

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

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

EQUITY  INVESTMENT
------------------

The Company accounts for its investments in companies over which the Company has significant influence or ownership of more than 20% but less than or equal to 50% under the equity method.

GOING  CONCERN
--------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $1,130,921 and an accumulated deficit of $9,459,520 at December 31, 2004. The Company had a net loss of $959,444 for the three months ended December 31, 2004.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended December 31, 2004, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

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

NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 31,501,469 for the three months ended December 31, 2004 and 15,213,818 for the three months ended December 31, 2003. Convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are included in the calculation of diluted earnings per share.

NOTE  3  EQUITY  INVESTMENT
---------------------------
None

NOTE  4  SEGMENT  INFORMATION
-----------------------------

                                                  Studio       Film & TV
                                                  Rental       Production          Total
                                                  ------       ----------          -----



For the three months ended December 31, 2004
---------------------------------------------
Revenues. . . . . . . . . . . . . . . . . . .  $  173,372      $62,039          $235,411
Operating Income (Loss) . . . . . . . . . . .    (980,636)                      (980,636)
Total Assets. . . . . . . . . . . . . . . . .   3,736,462                      3,736,462
Depreciation and Amortization . . . . . . . .      26,253                         26,253
Capital Expenditure . . . . . . . . . . . . .      25,698            -            25,698


                          VALCOM, INC. AND SUBSIDIARIES
                          -----------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

NOTE  5  LITIGATION
-------------------

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

Lloyd  Kurtz

Pending or Threatened Litigation, Claims and Assessments by the prior contractor for the renovations, at ValCom Studios in Nevada has been replaced. Mr. Lloyd Kurtz filed suit on October 25, 2004 against ValCom, Inc., A private Nevada Corporation which is 80% owned by ValCom, Inc. a Delaware Corporation, ValCom, Inc. a Delaware Corporation and Vincent Vellardita. The suit alleges a violation of Securities Act of 1933 and states that Mr. Kurtz purchased 600,000 shares of ValCom - Delaware at $0.25 per share and that the shares were not registered. He claims he is owed an additional $303,000. Mr. Kurtz has filed a Mechanic's Lien for $303,000. A motion to dismiss the claim of Mr. Kurtz has been filed. If the corporation does not prevail on its Motions to Dismiss the corporation will file its full defense and counterclaims which exceed the amount claimed by Mr. Kurtz. Farkhanda Rana

On October 20, 2004 a shareholder of ValCom initiated suit against the Company and its President alleging violations of State and Federal Securities Law along with Fraud and Breach of Contract. The lawsuit captioned Farkhanda Rana vs. ValCom, Inc., Valencia Entertainment and Vince Vellardita et al. were filed in Los Angeles Superior Court as Case Number PC035673. On November 23, 2004 after a hearing the Plaintiff in this matter obtained a pre-judgment writ of attachment against the Company for $325,000.00.

NOTE  6  IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT

None  during  this  quarter

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE  7  RELATED  PARTY  TRANSACTIONS
-------------------------------------

THE  COMPANY  BORROWED  $54,000 FROM MR. VINCE VELLARDITA, PRESIDENT AND CEO AND
--------------------------------------------------------------------------------
$30,000  FROM  RICHARD  SHINTAKU.
---------------------------------

NOTE  8  STOCKHOLDERS'  EQUITY
------------------------------

(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------

On  December  31,  2004,  the  Company had three series of convertible Preferred
Stock:

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

With respect to rights on liquidation, Series B, C, and D Preferred Stock shall rank senior to the common stock, but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock. Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. No dividends have been declared by the Board of Directors for any of the Series of convertible Preferred Stock for the three months ended December 31, 2004.

During the quarter ending December 31, 2004, the Company issued 379,084 Series C Preferred Stock in lieu of cash payment. The Company granted no warrants associated with the issuance of the preferred stock.

                          VALCOM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(B)  COMMON  STOCK
------------------

During the three months ended December 31, 2004, the Company issued an aggregate of 2,500,000 shares of common stock under the Company stock option plan to employee. Total value of the compensation was approximately $25,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

During the three months ended December 31, 2004, the Company issued 2,000,000 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $480,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2004, the Company issued 193,500 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $30,471, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2004, the Company issued 760,000 shares of common stock to convert $95,000 in liabilities from Great Asian Holding.

NOTE  9  SUBSEQUENT  EVENTS
---------------------------

Appointment of David Dadon as direct and chairman of Board of Directors and was awarded 2,000,000 shares of common stock for his acceptance.
Lost  of  property  in  Las  Vegas,  Nevada  to  Studios  Properties,  LLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                                PLAN OF OPERATION

As of December 31, 2004, ValCom, Inc. operations were comprised of four divisions:

(1) Studio (2) Equipment and Personnel Rental, and (3) Film and Television Production.

RENTAL
------

The Company and its subsidiary, Valencia Entertainment International, LLC, operates two sound stages in Valencia, California, which the Company leases. Beginning June 2003, the Company and its subsidiary have a newly signed one-year lease with five one-year options for two sound stages. The Company's subsidiary, Half Day Video, Inc., supplies personnel, cameras, and other production equipment to various production companies on a short-term basis.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  DECEMBER  31,  2004  VS.  DECEMBER  31,  2003
-------------------------------------------------------------------

Revenues for the three months December 31, 2004 decreased by $323,737 or 57% from $564,148 for the three months ended December 31, 2003 to $240,411 for the same period in 2004. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions.

Production  costs  for  the  three months ended December 31, 2004 increased by $
36,844 or 336% from $10,942 for the three months ended December 31, 2003 to $47,786 for the same period in 2004. The increase in production costs was principally due to increased production associated with Woody Fraser Productions as described above.

Depreciation and amortization expense for the three months ended December 31, 2004 decreased by $184,107 or 88% from $210,360 for the three months ended December 31, 2003 to $26,253 for the same period in 2004.

General and administrative expenses for the three months ended December 31, 2004 increased by $4,917 or .01% from $612,717 for the three months ended December
31, 2003 to $617,634 for the same period in 2004. The increase was due principally to decreased personnel costs for the new projects.

Interest expense for the three months ended December 31, 2004 decreased by $263,098 or 98% from $267,592 for the three months ended December 31, 2003 to $4,494 for the same period in 2004. The decrease was due principally to the decrease in interest rates associated with the company's mortgage loans.

Due to the factors described above, the Company's net loss increased by $312,711 from $646,733 for the three months ended December 31, 2003 to $959,444 for the same period in 2004.

THREE  MONTHS  ENDED  DECEMBER 31, 2003 VS. THREE MONTHS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------

Revenues for the three months December 31, 2003 decreased by $200,781 or 26% from $764,929 for the three months ended December 31, 2002 to $564,148 for the same period in 2003. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions.

                          VALCOM, INC. AND SUBSIDIARIES


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

Depreciation and amortization expense for the three months ended December 31, 2003 increased by $122,620 or 140% from $210,360 for the three months ended December 31, 2002 to $87,840 for the same period in 2003.

General and administrative expenses for the three months ended December 31, 2003 decreased by $235,426 or 28% form $848,143 for the three months ended December
31, 2002 to $612,717 for the same period in 2003. the decrease was due principally to decreased personnel costs, insurance, printing, and bad debt expense.

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

Other income for the three months ended December 31, 2003 increased by $45,950 from $8,000 for the three months ended December 31, 2002 to $53,950 for the same period in 2003. The increase was due to a gain recognized from the sale of fixed assets offset by the loss recorded on equity investment of ValCom Broadcasting, LLC.

Due to the factors described above, the Company's net loss decreased by $129,993 from $776,726 for the three months ended December 31, 2002 to $646,733 for the same period in 2003.

FUTURE  OUTLOOK

The Company has entered into a joint venture agreement with O. Atlas Enterprises to produce an animation movie and an animation TV series called "New Zoo Revue" based on an American Classic of the same name, which was highly successful. BCI/Navarre has purchased an exclusive agreement to distribute 195 existing shows of New Zoo Revue for the retail market. We anticipate the New Zoo Revue to be available to consumers through 4,000 Wal-Mart retail outlets by August 31, 2004. The Company has already incurred start-up costs, which have been reflected in the financial statements for the three months ended December 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $959,444 and a negative cash flow from operations of $214,382 for the three months ended December 31, 2004, a working capital deficiency of $1,130,921, and an accumulated deficit of $9,459,519 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $22,142 on December 31, 2004 compared to $234,990 as at December 31, 2003. During the three months ended December 31, 2004, net cash used by operating activities totaled $214,382 compared to net cash used by operating activities of ($106,042) for the comparable three-month period in 2003. A significant portion of operating activities included payments for interest and production development costs. Net cash used by financing activities for the three months ended December 31, 2004 totaled $240,754 compared to $101,117 for the comparable three-month period in 2003. Net cash provided by investing activities during the three months ended December 31, 2004 totaled $(25,698) compared to net cash provided of $28,233 during the comparable prior year period due to proceeds from sale of fixed assets.

The above cash flow activities yielded a net cash decrease of $676 during the three months ended December 31, 2004 compared to a decrease of $23,308 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $1,130,921 as of December 31, 2004. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

2. The Company drafted several agreements without consulting its legal counsel. Therefore, some of the agreements had terms and provisions that either changed the purpose of the agreement or undermined the purpose or intent of management.
Remedy: The Company will consult its legal counsel as to the legality of future agreements and consult its auditors regarding the proper accounting treatment of such agreements in order to preserve the purpose of the agreements and the intent of management.

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

Farkhanda  Rana

On October 20, 2004 a shareholder of ValCom initiated suit against the Company and its President alleging violations of State and Federal Securities Law along with Fraud and Breach of Contract. The lawsuit captioned Farkhanda Rana vs. ValCom, Inc., Valencia Entertainment and Vince Vellardita et al. were filed in Los Angeles Superior Court as Case Number PC035673. On November 23, 2004 after a hearing the Plaintiff in this matter obtained a pre-judgment writ of attachment against the Company for $325,000.00.

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

(B)  COMMON  STOCK
------------------

During the three months ended December 31, 2004, the Company issued an aggregate of 2,500,000 shares of common stock under the Company stock option plan to employee. Total value of the compensation was approximately $25,000, which was computed based upon the market prices of the common stock on the applicable payment dates. This issuance of shares was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933,  as  amended.

During the three months ended December 31, 2004, the Company issued 2,000,000 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $480,000, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2004, the Company issued 193,500 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $30,471, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2004, the Company issued 760,000 shares of common stock to convert $95,000 in liabilities from Great Asian Holding.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

Not  applicable


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None


ITEM  5.  OTHER  INFORMATION
----------------------------

None


ITEM  6.  EXHIBITS and REPORTS  ON  FORM  8-K
--------------------------------

1. Resignation of Krishnaswamy Alladi from the Board of Director (filed with Edgar on December 13, 2004,).

2. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT filed with Edgar on February 1, 2005.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALCOM, INC.

Date:  March  15,  2005           By:  /s/Vince  Vellardita
                                  -------------------------------------
                                   Vince  Vellardita  Chairman  of  the
                                   Board  and  Chief  Executive  Officer
                                   (Principal  executive  officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                              SIGNATURE TITLE DATE
                              --------------------

BY:  /s/  Vince  Vellardita  CEO/President               March  15,  2005
     ----------------------  Chairman  of  the  Board    ----------------
          Vince  Vellardita


BY:  /s/  Tracey  Eland  Secretary                       March  15,  2005
          -------------  (Principal  Accounting  Officer)----------------
          Tracey  Eland