Form 10QSB/A
period 2004-12-31
VALCOM, INC
filed 2005-03-15
CIK 1013453

================================================================================

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

                                  VALCOM, INC.
                                   FORM 10-QSB


           INDEX
                                                                 Page


                          PART I. FINANCIAL INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements:
          Condensed  Consolidated  Balance  Sheet  as  of
          December 31,  2004  (unaudited) . . . . . . . . . . .   4

          Condensed Consolidated Statements of Operations for
          the three and three month periods ended December 31,
          2004 and 2003 (unaudited) . . . . . . . . . . . . . .   6

          Condensed Consolidated Statements of Cash Flows
          for the three-month periods ended December 31,
          2004 and 2003 (unaudited) . . . . . . . . . . . . . .   7

          Notes to Condensed Consolidated Financial
          Statements (unaudited). . . . . . . . . . . . . . . .   8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .  16

Item 3.   Disclosure Controls and Procedures. . . . . . . . . .  19


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .  21

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .  22

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .  22

Item 4.  Submission of Matters to a Vote of Security Holders      22

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .  22

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .  22

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .   23


                               Part III. EXHIBITS

Ex.  31.1  Certification Pursuant to Section 302 of the Sarbanes-
          Oxley  Act  of  2002

Ex.  31.2  Certification Pursuant to Section 302 of the Sarbanes-
          Oxley  Act  of  2002

Ex.  32    Certifications Pursuant to Section 906 of the Sarbanes-
          Oxley Act  of  2002







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

None


ITEM  5.  OTHER  INFORMATION
----------------------------

None


ITEM  6.  EXHIBITS and REPORTS  ON  FORM  8-K
--------------------------------


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

1. Ex. 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2. Ex. 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3.  Ex.  32    Certifications  Pursuant  to  Section  906  of  the  Sarbanes-
     Oxley  Act  of  2002

4. Resignation of Krishna Swamy Alladi from the Board of Director (filed with Edgar on December 13, 2004).

5. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT filed with Edgar on February 1, 2005

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