Form 10KSB/A
VALCOM, INC
filed 2005-03-16
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
             SECURITIES AND EXCHANGE COMMISSION FILE NUMBER O-28416

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

                    Documents Incorporated By Reference: None
         Transitional Small Business Disclosure Format: Yes ____ No _X_








                               DATED MARCH 16, 2005
                               ===================

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

Part  III
--------

Item  9.   39    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  41    Executive  Compensation
Item  11.  43    Security  Ownership  of  Certain  Beneficial  Owners  and
                 Management  and  Related  Stockholder  Matters
Item  12.  43    Certain  Relationships  and  Related  Transactions
Item  13.  43    Exhibits,  Financial  Statement  Schedules,  and  Reports  on
                 Form  8-K
Item  14.  44    Disclosure  Controls  and  Procedures

Signatures 47

Ex.  31.1     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
                of  2002

Ex.  31.2     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
                of  2002


Ex.  32       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
                of  2002

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

"FUHGEDABOWDIT":
----------------

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


Ex.  31.1     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
                of  2002

Ex.  31.2     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
                of  2002

Ex.  32       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
                of  2002



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