Form 10QSB
period 2005-03-31
VALCOM, INC
filed 2005-05-16
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C., 20549

                                 FORM 10-QSB
                                  (Mark one)


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


                 FOR THE FISCAL QUARTER ENDED MARCH 31, 2005
                        Commission file Number 0-28416
                                      or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


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

             (Address of Principal executive offices) (Zip code)

                                 (702) 385-9000


                          Issuer's telephone number

Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:


                        COMMON STOCK $0.001 PAR VALUE

                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

As of March 31, 2005 the issuer had 35,822,926 shares of its $0.001 par value common stock outstanding.













               UNAUDITED INTERIM FINANCIAL STATEMENTS


The accompanying financial statements are un-audited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of March 31, 2005 and the results of their operations and their cash flows for the three months and six months ended March 31, 2005. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months and six months ended March 31, 2005, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2005. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004 for further information.










































                                 VALCOM, INC.
                                 FORM 10-QSB

                                     INDEX
                                                               	      Page
PART  I.    FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements:
          Condensed  Consolidated  Balance  Sheet  as  of
          March 31,2005  (unaudited)                                     4

          Condensed Consolidated Statements of Operations for
          the six and three month periods ended March 31,
          2005 and 2004 (unaudited)                                      6

          Condensed Consolidated Statements of Cash Flows
          for the six month periods ended March 31,
          2005 and 2004 (unaudited)                                      8

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                         9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11

Item 3.   Disclosure Controls and Procedures                            20

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             21

Item 2.   Changes in Securities                                         21

Item 3.   Defaults Upon Senior Securities                               21

Item 4.   Submission of Matters to a Vote of Security Holders           22

Item 5.   Other Information                                             22

Item 6.   Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                              23

Part III. EXHIBITS










                    PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS




                         VALCOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                MARCH 31, 2005
                                 (UNAUDITED)

                                    ASSETS

Current  Assets:
Cash  &  Cash  equivalents                          $    49,018
Accounts  receivable,  net                               20,661
Production in Progress                                   94,598
                                                    -----------
Total  Current  Assets                                  164,277

Property  and  equipment  -  net                        163,090

Investment                                            1,000,000
Deposits  and  other  assets                             40,631
                                                   ------------
Total  Assets                                      $  1,367,998
                                                   ============

See accompanying notes to the condensed consolidated financial statements






                        VALCOM, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                MARCH 31, 2005
                                 (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities

Current liabilities:
Accounts payable                                      	     $     568,937
Accrued expenses                                                    14,550
Due to related parties                                              88,450
Notes payable                                                      330,845
                                                                 ---------
Total Current Liabilities                                        1,002,782



Long term loans                                                     19,822
                                                                 ---------
TOTAL LIABILITIES                                                1,022,605



Stockholders' deficit:
Convertible preferred stock: all with par value $0.001;
Shares authorized and outstanding as of March 31, 2005
Series B, 1,000,000 shares authorized;
38,000 shares issued and outstanding                                   38

Series C, 5,000,000 shares authorized;
5,692,416 shares issued and outstanding,                            5,692
Common stock, par value $.001;
100,000,000 shares authorized;
35,822,949 shares  issued  and  outstanding                        35,823
Treasury stock                                                        (35)
Additional  Paid-in  capital                                    9,709,344
Minority Interest                                                (260,543)
Accumulated  deficit                                           (9,144,926)
                                                              -----------
Total  Stockholders'  deficit                                     345,393
                                                              -----------
Total  Liabilities  and  Stockholders'  deficit               $ 1,367,998
                                                              ===========

See accompanying notes to the condensed consolidated financial statements






			                        VALCOM, INC. AND SUBSIDIARIES
			               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			                                  (UNAUDITED)


                            For the six months 	  For the six months		 For the three months  For the three months
                           ended MARCH 31, 2005  ended MARCH 31, 2004            ended MARCH 31, 2005  ended MARCH 31, 2004


Revenue:
  Rental                               436,711		   1,265,195             $	263,339		$	734,624
  Production                           126,031		      37,474                     58,992		     	  7,147
  Other                                  5,000		      30,222                       5000		    	 27,882
				 -------------	 -------------------		 --------------		---------------
    Total Revenue                      567,742		   1,332,891                    327,331			769,653
				 -------------	 -------------------		 --------------		---------------
Cost and Expenses:
  Production                            88,314		      58,944                     40,528			 48,052
  Selling and promotion                 29,608		                                 17,546
  Depreciation and amortization         30,583		     175,690	                  4,330			 75,330
  General and administrative           992,050 		   1,781,430		        374,416		        902,172
  Consulting and professional	       517,312
   expenses
  Impairment of assets                (321,395)		                               (321,395)
				 -------------	 				 --------------		---------------
    Total Cost and Expenses          1,336,472		   2,016,064                    115,525		      1,025,554
				 -------------	 -------------------		 --------------		---------------

Operating Profit (loss)               (768,730)		    (683,173)                  (211,906)	       (255,901)

Other Income (Expense):
  Interest expense                      (7,038)		    (584,010)                    (2,544)	       (316,418)
  Gain on sale of assets                                      53,949                          -
  Interest income
  Other income                          28,971                                 		  3,284
				 -------------	 -------------------		 --------------		---------------
  Total Other Income (Expense)          21,933		    (530,061)                       739		       (316,418)
				 -------------	 -------------------		 --------------		---------------
  Loss from continuing operations     (746,797)		  (1,213,234)                   212,646		       (572,319)
  Discontinued Operations:
				 -------------	 -------------------		 --------------		---------------
											      -			      -
				 =============	 ===================		 ==============		===============
  Net loss                         $(2,036,796)		$ (1,213,234)		   $   (212,646)	$      (572,319)
				 =============	 ===================		 ==============		===============
Basic and diluted loss
per share from continuing
operations                               (0.06)		       (0.08)                     (0.03)		  (0.04)
				 -------------	 -------------------		 --------------		---------------
Basic and diluted loss
per share from discontinued
operations                                (0.0)		        (0.0)                      (0.0)		   (0.0)

Basic and diluted loss
per share                                (0.06)		       (0.08)                     (0.03)	          (0.04)

Weighted average
shares outstanding:
Basic                               33,564,277		  15,010,000 	             34,897,428		     15,010,000

Weighted average
shares outstanding:
Basic                               34,397,610		  15,010,000	             35,730,761		     15,010,000
				 -------------	 -------------------		 --------------		---------------

   See accompanying notes to the condensed consolidated financial statements







			               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 			                                (UNAUDITED)

                                                                        For the three months    For the three months
                                                                        ended MARCH 31, 2005    ended MARCH 31, 2004
									--------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) income                                                      $    (2,036,796)     	$  ( 1,213,234)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Impairment of property and equipment                                           978,604
 Depreciation and amortization                                                   30,583                297,690
 Bad debt expense                                                                 5,697
 Gain on sale of fixed assets                                                                          (53,949)

 Stock issued for services and compensation                                     550,866              1,338,006

 Changes in operating assets and liabilities:
 Receivables                                                                      8,455                 10,638
 Production in progress                                                          (3,397)              (339,074)
 Other Assets                                                                                          (20,145)
 Deferred Compensation                                                                                  33,080
 Deposits
 Accounts payable and accrued expenses                                           58,971                418,503
									---------------		--------------
    Net Cash Used In Operating Activities                                      (407,017)               471,515
									---------------		--------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Disposition of property and equipment                                          (25,698)              (741,547)
 Notes receivable payments                                                                              36,981
 Proceeds from sale of property and equipment                                                           57,200
									---------------		--------------
Net Cash Provided(used) Investing Activities                                    (25,698)              (647,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash proceeds from sale of stock                                                51,173                219,000
 Principal repayments on notes                                                                         (41,107)
 Committed to issue                                                              42,500
 Cash received for shares to be issued
 Principal borrowings on notes and mortgages                                    266,664
 Due to related parties                                                          78,450                 16,000
									---------------		--------------
    Net Cash Provided By (Used In) Financing Activities                         438,787                193,893
									---------------		--------------
NET DECREASE IN CASH & CASH EQUIVALENTS                                           6,072                 18,042

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   21,468                211,682
									---------------		--------------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                $        27,540         $      229,724
									===============		==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                           $         7,038         $      390,000
									---------------		--------------
Income taxes paid                                                       $             0         $	     0
									---------------		--------------

See accompanying notes to the condensed consolidated financial statements








                        VALCOM, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS





ValCom, Inc. and subsidiaries (the "Company"), formerly SBI communications, Inc., was originally organized in the State of Utah on September 23, 1983, under the corporate name of Alpine Survival Products,Inc. Its name was subsequently changed to Supermin, Inc. on November 20, 1985. On September 29, 1986, Satellite Bingo, Inc. became the surviving corporate entity in a statutory merger with Supermin, Inc. In connection with the above merger, the former shareholders of Satellite Bingo, Inc. acquired control of the merged entity and changed the corporate name to Satellite Bingo, Inc. On January 1, 1993, the Company executed a plan of merger that effectively changed the Company's state of domicile from Utah to Delaware. Through shareholder approval dated March 10, 1998, the name was changed to SBI Communications, Inc.


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

b) Film, TV, & Animation Production -The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions




BASIS OF PRESENTATION





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


The audited consolidated financial statements of the Company for the year ended September 30, 2004 were filed on March 14, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.


Following is a summary of the significant accounting policies followed in the preparation of these consolidated financial statements, which policies are in accordance with accounting principles generally accepted in the United States of America.


PRINCIPLES OF CONSOLIDATION





The consolidated financial statements include the accounts of ValCom, Inc. and three wholly-owned subsidiaries, Valencia Entertainment International, LLC, which was acquired effective February 2001, Half Day Video, Inc., which was acquired effective March 2001, New Zoo Revenue was acquire during 2004 and Valcom Nevada.


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
Leasehold  Improvements          5  years
Autos  and  Trucks               5  years



CONCENTRATIONS AND CREDIT RISK





The Company had one production customer and one major rental income customer who accounted for total rental revenues for the six months ended March 31, 2005.


FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.




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


GOING CONCERN


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $1,128,506 and an accumulated deficit of $10,434,925 at March 31, 2005. The Company had a net loss of $2,036,796 and 1,077,353 for the six moths and three months ended March 31, 2005.


Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended March 31, 2005, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.




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



NOTE 2 NET INCOME (LOSS) PER SHARE

The Company's net loss per share was calculated using weighted average shares outstanding of 34,897,428 and 33,564,277 for the three months and six months ended March 31, 2005. Convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are included in the calculation of diluted earnings per share.


NOTE 3 EQUITY INVESTMENT


None





NOTE 4 SEGMENT INFORMATION

                                           Studio Rental      Film & TV Production   Total

For the six  months ended March 31, 2005
Revenues                                $     408,267         $  126,031             $     534,298
Operating Income (Loss)                    (1,001,811)           (88,314)               (1,090,125)
Total Assets                               1,367,,998                                    1,367,998
Depreciation and Amortization                  30,583                                       30,583
                                                                       -











NOTE 5 LITIGATION

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


NOTE 6 IMPAIRMENT OF PROPERTY AND EQUIPMENT

None during this quarter


NOTE 7 RELATED PARTY TRANSACTIONS

THE COMPANY BORROWED $58,450 FROM MR. VINCE VELLARDITA, PRESIDENT AND CEO AND $30,000 FROM RICHARD SHINTAKU.


NOTE 8 STOCKHOLDERS' EQUITY





(A) CONVERTIBLE PREFERRED STOCK





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


With respect to rights on liquidation, Series B, C, and D Preferred Stock shall rank senior to the common stock, but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock. Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. No dividends have been declared by the Board of Directors for any of the Series of convertible Preferred Stock for the six months ended March 31, 2005.

During the six month periods ending March 31, 2005, the Company issued 379,084 Series C Preferred Stock in lieu of cash payment. The Company granted no warrants associated with the issuance of the preferred stock.

On January 24 Company issued 833,333 shares of C preferred Stock in lieu of cash payment.

(B) COMMON STOCK

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

During the Quarter ending March 31, 2005 Company issued  2,000,000  shares   of
Common Stock to Mr. Dadon for joining the Board.

During the Quarter ending March 31, 2005 Company issued 750,000 shares of Common Stock to Maheu.

NOTE 9 SUBSEQUENT EVENTS




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

PLAN OF OPERATION

As of March 31, 2005, ValCom, Inc. operations were comprised of four divisions:


(1)  Studio (2) Equipment and Personnel Rental,  and  (3)  Film  and        (4)
Television Production.


RENTAL


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


RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2005  VS.  MARCH  31,  2004
-------------------------------------------------------------

Revenues for the three months March 31, 2005 decreased by $470,766 or 61.16% from $769,653 for the three months ended March 31, 2004 to $298,887 for the same period in 2005. The decrease in revenue was principally due to decreased studio revenues and decreased production revenues associated with the joint venture with Woody Fraser Productions.

Production costs for the three months ended March 31, 2005 decreased by $7,524 or 15.65% from $48,052 for the three months ended March 31, 2004 to $40,528 for the same period in 2005. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Depreciation and amortization expense for the three months ended March 31, 2005 decreased by $71,000 or 94.25% from $75,330 for the three months ended March 31, 2004 to $4,330 for the same period in 2005.
General and administrative expenses for the three months ended March 31, 2005 decreased by $561,896 or 62.28% from $902,172 for the three months ended March 31, 2004 to $340,276 for the same period in 2004. The decrease was due principally to decreased personnel costs, insurance, printing, and bad debt expenses.

Interest expense for the three months ended March 31, 2005 decreased by $313,874 or 99.19% from $316,418 for the three months ended March 31, 2004 to $2,544 for the same period in 2005. The decrease was due principally to the decrease in interest rates associated with the company's mortgage loans.

Other income for the three months ended March 31, 2005 increased by $3,283 from $0 for the three months ended March 31, 2004 to $3,283 for the same period in 2005.

Due   to  the  factors  described  above,  the  Company's net loss decreased by
$784,965 from  $572,319 loss for  the three months  ended  March   31,  2004 to
$212,646 profit for the same  period  in  2005.



SIX  MONTHS  ENDED  MARCH  31,  2005  VS.  MARCH  31,  2004
-----------------------------------------------------------

Revenues for the six months ended March 31, 2005 decreased by $793,592 or 59.53% from $1,332,891 for the six months ended March 31, 2004 to $539,298 for the same period in 2005. The decrease in revenue was principally due to decreased rental income from sound stages leased to Paramount and decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues from equipment rental.

Production costs for the six months ended March 31, 2005 increased by $29,370 or 49.82% from $58,944 for the six months ended March 31, 2004 to $88,314 for the same period in 2005. The increase in production costs was principally due to increased production associated with Woody Fraser Productions as described above.

Depreciation and amortization expense for the six months ended March 31, 2005 30,583 decreased by $145,107 or 82.59% from $175,690 or for the six months ended March 31, 2004  to  $30,583  for  the  same  period  in  2005.

General and administrative expenses for the six months ended March 31, 2005 decreased by $823,520 or 46.22% from $1,781,430 for the six months ended March 31, 2004 to $957,910 for the same period in 2005. The decrease was due to decreased personnel costs, legal and accounting fees, outside services and consulting fees, and bad debt expense.

Interest  expense for the six months ended March 31, 2005 decreased by $576,972
or 98.79%   from   $584,010   for   the  six  months  ended  March  31, 2004 to
$7,038.

Other income for the six months ended March 31, 2005 increased by $ 28,971 or 100% from $0 for the six months ended March 31, 2004 to $28,971 primarily due to less equipment rental activity.

Due  to  the  factors described above, the Company  incurred  a  net   loss  of
$746,797 for the six months ended March 31, 2005 compared to net loss of $1,213,234 for the same period in 2004.



FUTURE  OUTLOOK

The Company has entered into a joint venture agreement with O. Atlas Enterprises to produce an animation movie and an animation TV series called "New Zoo Revue" based on an American Classic of the same name, which was highly successful. BCI/Navarre has purchased an exclusive agreement to distribute 195 existing shows of New Zoo Revue for the retail market. We anticipate the New Zoo Revue
to  be  available  to  consumers  through 4,000 Wal-Mart retail  outlets.   The
Company has already incurred start-up costs, which have been reflected in the financial statements for the six months ended March 31, 2005.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $746,797 and a negative cash flow from operations of 306,788 for the six months ended March 31, 2005, a working capital deficiency of 838,506 and an accumulated deficit of $ 9,144,926 at March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled  $49,018  on  March  31,  2005  compared  to  $229,724 as at March
31,2004.

During the six months ended March 31, 2005, net cash used by operating activities totaled $306,788 compared to negative net cash used by operating activities totaled $471,515 for the comparable six-month period in 2004. A significant portion of operating activities included payments for production development costs.

Net cash provided by financing activities for  the  six  months ended March 31,
2005   totaled   $360,036  compared to $2,893,893 for the comparable  six-month period  in  2004.

Negative net cash used by investing activities during the six months ended March 31, 2005 totaled $25,698 compared to net cash provided $3,347,366 during the comparable prior year period due principally to Acquisition of studio facilities in Las Vegas.

The above cash flow activities yielded a net cash increase of $27,550 during the six months ended March 31, 2005 compared to a increase of $18,042 during the comparable prior year period.


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

WEAKNESSES IN DISCLOSURE CONTROLS


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




ITEM 2. CHANGES IN SECURITIES

PREFERRED STOCK:

During the six month periods ending March 31, 2005, the Company issued 379,084 Series C Preferred Stock in lieu of cash payment. The Company granted no warrants associated with the issuance of the preferred stock.

On January 24 Company issued 833,333 shares of C preferred Stock in lieu of cash payment.

(B) COMMON STOCK


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

During the Quarter ending March 31, 2005 Company issued  2,000,000  shares   of
Common Stock to Mr. Dadon for joining the Board.

During the Quarter ending March 31, 2005 Company issued 750,000 shares of Common Stock to Maheu.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable


ITEM 5. OTHER INFORMATION

 REPORTS ON FORM 8-K

1. Resignation of Krishna Swamy Alladi from the Board of Director (filed with Edgar on December 13, 2004.

2. ITEM 4.01. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT filed with Edgar on February 1, 2005


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


SIGNATURE                        TITLE                     DATE

BY:  /s/Vince  Vellardita     CEO/President                March 15, 2005
                                  Chairman of the Board
                                  Vince  Vellardita