Form 10QSB/A
period 2005-03-31
VALCOM, INC
filed 2005-05-16
CIK 1013453

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
                                                              -----------
Total  Stockholders'  deficit                                     345,393
                                                              -----------
Total  Liabilities  and  Stockholders'  deficit               $ 1,367,998
                                                              ===========

See accompanying notes to the condensed consolidated financial statements






			                        VALCOM, INC. AND SUBSIDIARIES
			               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			                                  (UNAUDITED)


                            For the six months 	  For the six months		 For the three months  For the three months
                           ended MARCH 31, 2005  ended MARCH 31, 2004            ended MARCH 31, 2005  ended MARCH 31, 2004


Revenue:
  Rental                               436,711		   1,265,195             $	263,339		$	734,624
  Production                           126,031		      37,474                     58,992		     	  7,147
  Other                                  5,000		      30,222                       5000		    	 27,882
				 -------------	 -------------------		 --------------		---------------
    Total Revenue                      567,742		   1,332,891                    327,331			769,653
				 -------------	 -------------------		 --------------		---------------
Cost and Expenses:
  Production                            88,314		      58,944                     40,528			 48,052
  Selling and promotion                 29,608		                                 17,546
  Depreciation and amortization         30,583		     175,690	                  4,330			 75,330
  General and administrative           992,050 		   1,781,430		        374,416		        902,172
  Consulting and professional	       517,312
   expenses
  Impairment of assets                (321,395)		                               (321,395)
				 -------------	 				 --------------		---------------
    Total Cost and Expenses          1,336,472		   2,016,064                    115,525		      1,025,554
				 -------------	 -------------------		 --------------		---------------

Operating Profit (loss)               (768,730)		    (683,173)                  (211,906)	       (255,901)

Other Income (Expense):
  Interest expense                      (7,038)		    (584,010)                    (2,544)	       (316,418)
  Gain on sale of assets                                      53,949                          -
  Interest income
  Other income                          28,971                                 		  3,284
				 -------------	 -------------------		 --------------		---------------
  Total Other Income (Expense)          21,933		    (530,061)                       739		       (316,418)
				 -------------	 -------------------		 --------------		---------------
  Loss from continuing operations     (746,797)		  (1,213,234)                   212,646		       (572,319)
  Discontinued Operations:
				 -------------	 -------------------		 --------------		---------------
											      -			      -
				 =============	 ===================		 ==============		===============
  Net loss                         $  (746,797)		$ (1,213,234)		   $   (212,646)	$      (572,319)
				 =============	 ===================		 ==============		===============
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE

Basic earnings (loss) from
continued operations	               (0.022)		       (0.08)                    (0.006)		  (0.04)
				 -------------	 -------------------		 --------------		---------------
BASIC EARNINGS (LOSS) PER SHARE	       (0.022)		       (0.08)                    (0.006)		  (0.04)

DILUTED EARNINGS (LOSS) PER SHARE      (0.022)		       (0.08)                    (0.005)	          (0.04)

Weighted average
shares outstanding:
BASIC                               33,564,277		  15,010,000 	             34,897,428		     15,010,000

Weighted average
shares outstanding:
DILUTED                             34,397,610		  15,010,000	             35,730,761		     15,010,000
				 -------------	 -------------------		 --------------		---------------

   See accompanying notes to the condensed consolidated financial statements







			               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 			                                (UNAUDITED)

                                                                        For the six months	For the six months
                                                                        ended MARCH 31, 2005    ended MARCH 31, 2004
									--------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) income                                                      $      (746,797)     	$  ( 1,213,234)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                   30,583                297,690
 Bad debt expense                                                                 5,697
 Gain on sale of fixed assets                                                                          (53,949)

 Stock issued for services and compensation                                     550,866              1,338,006

 Changes in operating assets and liabilities:
 Receivables                                                                      2,759                 10,638
 Production in progress                                                          (3,397)              (339,074)
 Other Assets                                                                                          (20,145)
 Deferred Compensation                                                                                  33,080
 Deposits
 Accounts payable and accrued expenses                                          174,896                418,503
									---------------		--------------
    Net Cash Used In Operating Activities                                        14,607               471,515
									---------------		--------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Disposition of property and equipment                                         (347,093)              (741,547)
 Notes receivable payments                                                                              36,981
 Proceeds from sale of property and equipment                                                           57,200
									---------------		--------------
Net Cash Provided(used) Investing Activities                                   (347,093)              (647,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash proceeds from sale of stock                                                93,673                219,000
 Principal repayments on notes                                                                         (41,107)

 Principal borrowings on notes and mortgages                                    249,813
 Proceeds from related parties                                                   16,550                 16,000
									---------------		--------------
    Net Cash Provided By (Used In) Financing Activities                         360,036                193,893
									---------------		--------------
NET DECREASE IN CASH & CASH EQUIVALENTS                                          27,550                 18,042

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   49,018                211,682
									---------------		--------------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                $        27,540         $      229,724
									===============		==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                           $         7,038         $      390,000
									---------------		--------------
Income taxes paid                                                       $             0         $	     0
									---------------		--------------

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


PRINCIPLES OF CONSOLIDATION





The consolidated financial statements include the accounts of ValCom, Inc. and three wholly-owned subsidiaries, Valencia Entertainment International, LLC, which was acquired effective February 2001, Half Day Video, Inc., which was acquired effective March 2001, New Zoo Revenue was acquired during 2004.


Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method.


USE OF ESTIMATES





The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ form those estimates.

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



NOTE 3 SEGMENT INFORMATION

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









NOTE 4 LITIGATION

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


NOTE 6 IMPAIRMENT OF PROPERTY AND EQUIPMENT

Land and Buildings belonging to Valcom Nevada, Inc. was sold to STUDIO PROPER-TIES, LLC. for $3,000,000 with 33% profit and equity interest in Studio property.


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


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $746,797 and a negative cash flow from operations of 14,607 for the six months ended March 31, 2005, a working capital deficiency of 838,506 and an accumulated deficit of $ 9,144,926 at March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled  $49,018  on  March  31,  2005  compared  to  $229,724 as at March
31,2004.

During the six months ended March 31, 2005, net cash provided by operating activities totaled $14,607 compared to negative net cash provided by operating activities totaled $471,515 for the comparable six-month period in 2004. A significant portion of operating activities included payments for production development costs.

Net cash provided by financing activities for  the  six  months ended March 31,
2005   totaled   $360,036  compared to $2,893,893 for the comparable  six-month period  in  2004.

Negative net cash used by investing activities during the six months ended March 31, 2005 totaled $347,093 compared to net cash provided $647,366 during the comparable prior year period due principally to Acquisition of studio facilities in Las Vegas.

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