Form 10QSB
period 2005-06-30
VALCOM, INC
filed 2005-08-11
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  FORM 10-QSB

                                  (Mark one)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

                        Commission file Number 0-28416
                                      or
         [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

    =======================================================================
                                 VALCOM,  INC.
       (Name  of  small  business  issuer  specified  in  its  charter)
    ======================================================================

          Delaware                                         58-1700840
          --------                                         ----------
(State  or  other  jurisdiction  of                 (IRS  Employer
    incorporation  or  organization)                Identification  Number)




                  920 S. Commerce Street, Las Vegas, NV 89106
                ----------------------------------------------
              (Address of Principal executive offices) (Zip code)

                                (702) 385-9000
                            -----------------------
                           Issuer's telephone number

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

                 YES  [  X  ]  NO  [  ]

As of July 8, 2005 the issuer had 35,787,925 shares of its $0.001 par value common stock outstanding.

UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In   the   opinion  of  management,  the  accompanying  consolidated  financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the nine months ended June 30, 2005. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three and nine months ended June 30, 2005, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2005. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004 for further information.

                                 VALCOM, INC.

                                 FORM 10-QSB

INDEX									Page
-----									----
PART  I.    FINANCIAL  INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements:
           Condensed  Consolidated  Balance  Sheet  as  of
           June  30,  2005  (unaudited)					4-5

           Condensed  Consolidated  Statements  of  Operations
           for the three and nine month periods ended June 30,
           2005  and  2004  (unaudited)					6-7

           Condensed  Consolidated  Statements  of  Cash  Flows
           for  the  nine  month  periods  ended  June  30,  2005
           and 2004  (unaudited)					8

           Notes  to  Condensed  Consolidated  Financial  State-
           ments (unaudited)						9-12

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations			13

Item  3.   Disclosure  Controls  and  Procedures			14


Part  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings 						15

Item  2.    Changes  in  Securities					15

Item  3.    Defaults  Upon  Senior  Securities				16

Item  4.    Submission of Matters to a Vote of Security Holders 	16

Item  5.    Other  Information 						16


SIGNATURES

                          VALCOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)
                                   -----------


                                     ASSETS
                                     ------
Current  Assets:
Cash  &  Cash  equivalents                          $    31,831
Accounts  receivable,  net                               83,958
                                                    -----------
Total  Current  Assets                                  115,789

Property  and  equipment  -  net                        141,671
Deposits                                                    100
Other  assets                                         1,150,000
                                                   ------------
Total  Assets                                      $  1,407,560
                                                   ============

    See accompanying notes to the condensed consolidated financial statements
                                       -4-



                          VALCOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      ------------------------------------

Current  liabilities:
Accounts  payable                                           $  586,646
Deferred Revenue                                               150,000
Due  to  related  parties                                      105,174
Notes  payable                                                  45,845
Notes Convertible                                              335,000
                                                            ----------
Total Current Liabilities                                    1,222,665

Long term Loans                                                 19,822
                                                           -----------
Total  Current  Liabilities                                  1,242,487


Commitments  and  contingencies

Stockholders'  deficit:

Convertible  preferred  stock:  all  with  par value $0.001;

Series  B,  1,000,000  shares  authorized;
  38,000 shares issued  and  outstanding                            38
Series  C,  5,000,000  shares  authorized;
  5,692,416 shares issued  and  outstanding                      5,692
Common  stock,  par  value  $.001;  100,000,000
  shares authorized; 35,,822,925 shares  issued
  and  outstanding					        35,824
Treasury stock 35,000 shares                                       (35)
Additional  Paid-in  capital                                 9,709,345
Accumulated  deficit                                        (9,585,791)
Total  Stockholders'  deficit                                  165,073
                                                            ----------
Total  Liabilities  and  Stockholders'  deficit             $1,407,560
                                                            ==========

    See accompanying notes to the condensed consolidated financial statements
                                       -5-


                                     ------
                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           For the three	 For the three
					   month period		 month period
                                      	       ended	             ended
                                           June 30, 2005	 June 30, 2004
					   -------------	 -------------

Revenue:
Rental 					   $	  37,270         $     525,212
Production					 239,435		28,427
Other									 1,596
					   -------------	 -------------
	                                         276,705	       555,235
					   -------------	 -------------

Cost and Expenses:
Production					 200,701	        30,311
Selling and promotion				   1,590	        75,858
Depreciation and amortization			  32,638	       231,955
General and administrative			 161,409	       385,591
Consulting and professional expenses		  59,009	       635,183
Total Cost and Expenses				 457,027	     1,358,898

Operating Profit (Loss)				(178,642)	      (803,663)

Other income (expense):
    Interest expense				  (1,680)	      (112,784)
        Gain on sale of assets			       -	             -
        Loss on equity investment		       -	             -
					   -------------	 -------------
Total Other Income (Expense)			  (1,680)	      (112,784)
					   -------------	 -------------

Loss from continuing operations			(180,322)	      (916,447)

Discontinued Operations:
Operation loss from discontinued
  operations					       -	             -
Net gain on disposal of discontinued
  operations					       -	             -
					   -------------	 -------------
Total discontinued operations			       -	             -
					   -------------	 -------------
Net loss					(180,322)        $    (916,447)
					   =============	 =============

Basic and diluted loss per share from
continuing operations				  (0.005)        $	 (0.04)

Basic and diluted loss per share from
Discontinued operations				   (0.00)        $	 (0.00)

Basic and diluted loss per share		  (0.005)        $	 (0.04)

Weighted average shares outstanding:
Basic and diluted	                      35,787,925	    22,799,352




    See accompanying notes to the condensed consolidated financial statements

                                      -6-




                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


		                                  For the nine month	 For the nine month
		                                     period ended	    period ended
                                           	     June 30,2005	    June 30,2004
						  ------------------	 ------------------

Revenue:
Rental						    $	  446,042	    $  1,618,987
Production						  369,963	          87,612
Other										   7,433
						    -------------	    ------------
          Total Revenue					  816,005	       1,714,032
						    -------------	    ------------
Cost and Expenses:
Production						  289,015	          47,014
Loss on impairment of property and equipment				       1,438,250
Litigation						   55,867	       1,405,656
Selling and promotion					    8,020		 105,422
Depreciation and amortization				   63,222		 702,122
General and administrative 				  944,771	       2,087,741
Consulting and professional services			  724,357	       1,149,843
						    -------------	    ------------
Total Cost and Expenses					2,085,252	       6,936,048
						    -------------	    ------------
Operating loss 					       (1,269,247)	      (5,222,016)
Other Income (Expense):
    Interest expense 					   (8,239)	        (794,161)
       Gain on sale of assets				  321,395	          60,230
   Other income					           28,971		       -
						    -------------	    ------------
Total Other Income (Expense)			          342,127	        (740,610)
						    -------------	    ------------
Loss from continuing operations				 (927,120)	      (5,962,626)

Discontinued operations:
 Operating loss from discontinued operations					       -
 Net gain on disposal of discontinued operations				       -
						    -------------	    ------------
 Total discontinued operations							       -
						    -------------	    ------------
Net Loss 					         (927,120)	      (5,962,626)
						    =============	    ============

Basic and diluted loss per share from
  continuing operations				    $	    (0.02)	    $	   (0.29)
Basic and diluted loss per share from
  discontinued operations			    $	    (0.00)	    $	   (0.00)
						    -------------	    ------------
    Basic and diluted loss per share		    $	    (0.02)	    $	   (0.29)
						    =============	    ============
Weighted average shares outstanding:
Basic and diluted		                       35,787,925	      20,161,930
						    =============	    ============


    See accompanying notes to the condensed consolidated financial statements
                                      -7-



                          VALCOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                          	 For the nine        For the nine
                                      		 month period        month period
                                          	     ended               ended
                                      		 June 30, 2004       June 30, 2003
						 -------------	     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   	$     (927,12 )      $	(5,962,626)
Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment of property and equipment		                         1,438,250
Depreciation and amortization                		63,772             702,122
Bad debt expense		                        70,646	            56,606
Gain on sale of fixed assets		                                   (60,230)
Stock issued for services and compensation		55,866           1,049,058
Changes in operating assets and liabilities:
Receivables		                              (128,246)	            61,185
Prepaid expenses                                              		  (148,959)
Production in Process		                        91,201
Other assets		                                45,332 	           153,060
Deferred Compensation 			                                    49,533
Deposits		                                                  (112,616)
Accounts payable and accrued expenses		       178,055	           980,185
						 -------------	     -------------
Net cash used by operating activities		       (52,734)	        (1,851,038)
						 -------------	     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition/disposal of property & equipment	      (363,663)	          (464,293)
Notes receivable payments				                    35,178
 Proceeds from sale of property & equipment		                    57,200
						 -------------	     -------------
Net Cash Provided by (Used In)
Investing Activities 				      (363,663)		  (371,915)
						 -------------	     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Cash proceeds from sale of stock		        93,673	         1,024,000
Principal repayment of notes			                           (10,924)
 Cash received for options exercised		                           282,000
 Cash received for shares to be issued			                   350,000
Principal borrowings on notes and mortgages	       334,813	           200,000
Due to related parties				        (1,726)		   239,989
						 -------------	     -------------
Net Cash Provided By (Used In)
Financing Activities				       426,760	         2,085,065
						 -------------	     -------------
NET DECREASE IN CASH & CASH EQUIVALENTS		        10,363	          (137,888)

CASH & CASH EQUIVALENTS - BEGINNING			21,468	           211,682
						 -------------	     -------------
CASH & CASH EQUIVALENTS - ENDING		 $      31,831       $	    73,794
						 =============	     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Interest paid					 $           -       $	   470,070

Income tax paid					 $           -       $		 -
						 =============	     =============

    See accompanying notes to the condensed consolidated financial statements
                                      -8-

                          VALCOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  BANKRUPTCY  PROCEEDINGS,  DESCRIPTION  OF  BUSINESS   AND  SUMMARY  OF
SIGNIFICANT  ACCOUNTING  POLICIES
---------------------------------------------------

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

On June 10, 2004, Laurus had the Property sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.

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

The  audited consolidated financial statements  of  the  Company  for  the year
ended  September   30,   2004   were   filed   on   March  10,  2005,  with the
Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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


CONCENTRATIONS  AND  CREDIT  RISK
---------------------------------
The Company has two customers who accounted for approximately 99% of total rental revenues for the nine months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, all sound and production stages were under non-cancelable operating leases for one year from two major production companies.

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


GOING  CONCERN
--------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss to date of $927,120 and a working capital deficiency of $956,876 and an accumulated deficit of $9,585,792 at June 30, 2005.

Valencia Entertainment International, LLC, a California limited liability company and the Registrant's subsidiary filed on April 7, 2003, a voluntary petition in bankruptcy for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (note 8). The main income of the Registrant is from the operations of Valencia Entertainment International. As of May 30th, 2005, we have closed the operation at Valencia Entertainment International, California.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended June 30, 2005, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

                                      -9-

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


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 35,787,925 and 35,759,343 for the three and nine months ended June 30, 2005 and 22,799,352 and 22,799,352 for the three and nine months ended June 30, 2004, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.


NOTE  4  SEGMENT  INFORMATION
-----------------------------
As  of  and  for  the  nine  months ended  June  30, 2005



                          Equip. Rental   Film & TV Production    Total
                          -------------   -------------------- ========
Revenues                  $	446,042   $	       369,963 $816,005
                          -------------   -------------------- --------
Operating (Loss) Income         327,613		        80,948  408,561
                          -------------   -------------------- --------
Total Assets                    213,641		       281,497  495,138
                          -------------   -------------------- --------
Depreciation and
  Amortization			 40,995		        22,227   63,222
                          -------------   -------------------- --------


                                      -10-

                         VALCOM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE  5  LITIGATION
-------------------

On April 7, 2003, the Company filed on an emergency basis, a voluntary Chapter 11 bankruptcy petition. The case is pending in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, as Case No. SV 03-12998-GM. As of June 30, 2004, the Company was in compliance of all of its duties under the Bankruptcy Code and all applicable guidelines of the Office of the United States Trustee.

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

On June 10, 2004, Laurus had the Property sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the $6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale.

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


VALENCIA PROPERTY

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

 The impaired  property  and  equipment  comprised  of  the  following:

   Land                                  $    7,392,292
   Building                                   5,183,190
   Accumulated  depreciation                 (1,324,266)
                         Total               11,251,216
   Exchange  for  payment  of  liability     (9,812,966)
   Impairment  loss                      $   (1,438,250)


NOTE  7  RELATED  PARTY  TRANSACTIONS
-------------------------------------
Mr. Vince Vellardita, CEO has loaned $75,173 to the Company as on June 30, 2005. Also Mr.Richard Shintaku, Director has loaned $30,000 to the Company as at June 30, 2005.


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

With respect to rights on liquidation, Series B, C, and D Preferred Stock shall rank senior to the common stock, but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock. Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. No dividends have been declared by the Board of Directors for any of the Series of convertible Preferred Stock for the nine months ended June 30, 2005.

During the six month periods ending March 31, 2005, the Company issued 379,084 Series C Preferred Stock in lieu of cash payment. The Company granted no warrants associated with the issuance of the preferred stock.

On January 24 Company issued 833,333 shares of C preferred Stock in lieu of cash payment.


The Company granted 300,000 warrants  associated  with   the  issuance  of  the
preferred stock during 2004. The Company recorded $51,568 in expenses for the warrants granted based on Black Scholes calculation.

Assumption  used  (for  Black  Scholes  calculations):
======================================================

Exercise  Price                                              $  .25
Life                                                     12  months
Volatility                                                     125%
Interest  Rate                                                   8%
The  following  is  the  summary  of
warrants as  of  June  30,  2005:
Warrants as of September 30, 2003                                 0
Warrants issued during the period                           300,000
Warrants  exercised  during the period                            0
Warrants  expired  during  the  period                            0
Warrants  outstanding  as  of  June  30, 2004               300,000



                                      -11-


                         VALCOM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(B)  COMMON  STOCK
-----------------

COMMON STOCK ISSUED IN 2005

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

COMMON STOCK ISSUED IN 2004

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

During the nine months ended June 30, 2004, the Company issued 30,000 shares of common stock to a director in lieu of an interest payment of $3,000, which was computed based upon the market price of common stock at the applicable payment date.

During the nine months ended June, 2004, the Company issued 500,000 shares of common stock to a director in lieu for compensation valued at $95,000 and principal loan repayment for $50,000, which was computed based upon the market price of common stock at the applicable payment date.

During the nine months ended June 30,2004, the Company issued 250,000 shares of common stock to a director in lieu of services valued at $35,000, which was computed based upon the market price of common stock at the applicable payment date.

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

During the nine months ended June 30, 2004, the Company issued 1,344,667 shares of common stock for options exercised amounting to $282,000.

During   the  nine  months  ended  June 30, 2004, the Company issued  2,792,468
shares  of   common   stock  to  individuals   through   a   Private  Placement
Memorandum for $1,024,000.

NOTE  9  DISPOSAL  OF  BUILDING  (UNDER  THE  ORDER  OF  BANKRUPTCY  COURT)

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

                                      -12-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PLAN OF OPERATION

As of June 30, 2005, ValCom,  Inc. operations were comprised of four divisions:
(1)  Studio  (2) Equipment and Personnel  Rental,  (3)  Film   and   Television
Production.

RENTAL
------
The Company acquired seven and one half acres of property in Nevada with 162,000 square feet of buildings, which are being renovated into seven sound stages for rental in 2004. However this property was sold off to Studio Properties, LLC. to settle the Mortgage for $3,000,000. Valcom will earn a 33% profit and Equity interest in the Studio Properties, LLC. The Company's subsidiary, Half Day Video, Inc., supplies personnel, cameras, and other production equipment to various production companies on a short-term basis.

TELEVISION,  FILM,  &  ANIMATION  PRODUCTION
--------------------------------------------

The Company, in addition to producing its own television and motion picture programming, has an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions (See Note 5).


RESULTS  OF  OPERATIONS


THREE  MONTHS  ENDED  JUNE  30,  2005  VS.  JUNE  30,  2004
-----------------------------------------------------------

Revenues for the three months June 30, 2005 decreased by $278,530 or 50.16% from $555,235 for the three months ended June 30, 2004 to $276,705 for the same period in 2005. The decrease in revenue was principally due to decreased rental revenues associated with the Valencia Asset.

Production costs for the three months ended June 30, 2005 increased by $170,390 or 562% from $30,311 for the three months ended June 30, 2004 to $200,701 for the same period in 2005. The increase in production costs was principally due to increased production associated with Woody Fraser Productions as described above.

Depreciation   and   amortization  expense  for the three months ended June 30,
2005 decreased by $199,317 or 85.93% from $231,955 for the three months ended June 30, 2004 to $32,638 for the same period in 2005.

General and administrative expenses for the three months ended June 30, 2005 decreased by $224,182 or 58.14% from $385,591 for the three months ended June 30, 2004 to $161,409 for the same period in 2005. The decrease was due principally to decreased personnel costs for the new projects.

Interest expense for the three months ended June 30, 2005 decreased by $111,104 or 98.51% from $112,784 for the three months ended June 30, 2004 to $1,680 for the same period in 2005. The decrease was due principally to the decrease in interest rates associated with the company's mortgage loans.

Due to the factors  described  above,  the  Company's  net  loss  decreased  by
$736,125  from   $916,447  for the three months ended June 30, 2004 to $180,322 for the same period  in  2005.


NINE  MONTHS  ENDED  JUNE 30, 2005 VS. NINE MONTHS ENDED JUNE 30, 2004
----------------------------------------------------------------------

Revenues for the nine months ended June 30, 2005 decreased by $898,027 or 52.39% from $1,714,032 for the nine months ended June 30, 2004 to $816,005 for the same period in 2005. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions and Rental income from Valencia property.

Production costs for the nine months ended June 30, 2005 increased by $242,001 or 514.74% from $47,014 for the nine months ended June 30, 2004 to $289,015 for the same period in 2005. The decrease in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Impairment of property and  equipment  decreased  by $1,438,250 to zero for the nine months ended June 30, 2005 compared to $1,438,250 for the nine months ended June 30, 2004 primarily due to sale of property of VEI to pay off Finance Unlimited and Laurus Notes.

The Litigation costs decreased by $1,349,789 to $55,867 for the nine months ended June 30, 2005 compared to $1,405,656 for the nine months ended June 30, 2004 primarily due to additional interest, penalties, and acceleration payment and lawyer's fee paid for the settlement of Laurus Notes in 2004.

Depreciation and amortization expense for the nine months ended June 30, 2005 decreased by $638,900 or 90.99% from 702,122 for the nine months ended June 30, 2004 to $63,222 for the same period in 2005, mainly due to write off of certain balance sheet items in 2004.

General and administrative expenses for the nine months ended June 30, 2005 decreased by $1,142,970 or 54.75% from $2,087,741 for the nine months ended June 30, 2004 to $944,771 for the same period in 2005. The decrease was due to decreased personnel costs, legal and accounting fees, outside services and consulting fees and bad debt expense.

Interest   expense  for the nine  months  ended  June  30,  2005  decreased  by
$785,922 or 98.96% from $794,161 for the nine months ended June 30, 2004 to $6,239 for the same period ended June 30, 2005.

Other income for the nine months ended June 30, 2005 increased by $28,971 from $0 for the nine months ended June 30, 2004 to $28,971 for the same period in 2005.

Due  to   the   factors  described  above,  the  Company  incurred  a  net loss
of $927,120  for   the  nine  months  ended  June 30, 2005 compared to net loss of $5,962,626  for  the  same  period  in  2004.

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

The Company has entered into agreement with Q Television Network, Palm Springs, CA on April 1, 2005. The Company has granted Q Television Network a License to use 142 films and television shows for a period of seven years. Q Television Network issued 50,000,000 shares of the Company valued at $150,000 as advance.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $927,120 and a negative cash flow from operations of $52,734 for the nine months ended June 30, 2005, a working capital deficiency of $1,106,857 and an accumulated deficit of $9,585,791 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $31,831 on June 30, 2005 compared to $73,794 as at June 30, 2004. During the nine months ended June 30, 2005, net cash used by operating activities totaled $52,734 compared to net cash used by operating activities of $1,574,879 for the comparable nine-month period in 2004. A significant portion of operating activities included payments for interest and production development costs. Net cash used by financing activities for the nine months ended June 30,2005 totaled $426,760 compared to $1,391,179 for the comparable nine-month period in 2004. Negative net cash provided by investing activities during the nine months ended June 30, 2005 totaled $363,663 compared to net cash provided of $45,812 during the comparable prior year period due to proceeds from sale of fixed assets.

The  above  cash  flow activities yielded a net cash increase of $10,363 during
the   nine  months  ended June 30, 2005 compared  to  a  decrease  of  $137,888 during the  comparable  prior  year  period.

Net working capital (current assets less current liabilities) was a negative $1,106,876 as of June 30, 2005. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

(A) PREFERRED STOCK:

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

3. ITEM  4.01.  CHANGES  IN  REGISTRANT'S  CERTIFYING  ACCOUNTANT

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

Exhibit  16  Letter  from  Kabani  &  Company,  Inc.

ITEM 8.1. The Companys Change of address from 28309 Avenue Crocker, Valencia, California 91355 to 41 North Mojave Road, Las Vegas, Nevada 89101-4812

ITEM 5.02. RESIGNATION OF REGISTRANT'S DIRECTORS

A.) March 31st 2005 the Registrant's Board of Directors has accepted the resignation of one of its member of the Board of Directors, Mr. David Dadon, effective immediately. Mr. David Dadon's resignation terminates all agreements and contracts previously in place. Mr. David Dadon had no disagreement with the Registrant.


	A.) July 7, 2005 the Registrant's Board of Directors has accepted the resignation of one of its members of the Board of Directors, Ms. Karien Anderson, effective immediately. Ms. Karien Anderson's resignation terminates all agreements and contracts previously in place. Ms. Karien Anderson had no disagreement with the registrant.

	B.) July 7, 2005 the Registrant's Board of Directors has appointed Bonnie Nelson to its Board of Directors effective immediately. Ms.
	Bonnie Nelson has been involved in Investment Banking and Public Companies for over twenty-five years.

	A.) July 22, 2005 the Registrant's Board of Directors has appointed Mrs.Sandy Markham to Secretary and Treasurer of the Corporation. Mrs. Sandy Markham has been provided corporate support for the past 25 years for the casino/hotel industry, in addition to other profit and non-profit organizations.


                                   SIGNATURES
                                   ----------

In  accordance  with  the  requirements of the Securities Exchange Act of 1934,
the registrant  caused  this   report   to  be  signed  on  its  behalf  by the
undersigned, thereunto  duly  authorized.

                                  VALCOM, INC.
                                  Date:  August 15,  2005

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


Signature	                       Title	                Date
---------	                       -----	                ----

BY:  /s/  Vince  Vellardita	    CEO/President	  August 15, 2005
---------------------------	Chairman of the Board
Vince  Vellardita


BY:  /s/  Sandy Markham		     Secretary	          August 15, 2005
-----------------------   (Principal Accounting Officer)
Sandy Markham