Form 10-K
period 2005-09-30
VALCOM, INC
filed 2006-01-17
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
             SECURITIES AND EXCHANGE COMMISSION FILE NUMBER O-28416

                                  VALCOM, INC.
                                  ============
            (Name of small business issuer specified in its charter)

         Delaware                                            58-1700840
  --------------------------------			-----------------------
  (State or other jurisdiction of                        (I.R.S.  Employer
  incorporation  or  organization)                      Identification  Number)

               920 South Commerce Street, Las Vegas, Nevada 89106-4501
               -------------------------------------------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  its  most  current  fiscal  year: $930,138

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 13, 2006: $4,536,358

Indicate  by check mark  whether  the  registrant  is a shell  company
(asdefined in Rule 12b-2 of the Exchange Act).   Yes    No X

Number   of  common  shares  outstanding  as  of  January 13, 2006  at   $.001
par  value: 50,403,986

                    Documents Incorporated By Reference: None

         Transitional Small Business Disclosure Format: Yes ____ No _X_

                               ===================
                               TABLE  OF  CONTENTS
                               ===================


Item      Page
Number    Number  Item  Caption
--------  ------  -------------
Part  I
-------
Item  1.    3    Description  of  Business
Item  2.    7    Description  of  Properties
Item  3.    8    Legal  Proceedings
Item  4.    8    Submission of Matters to a Vote of Security Holders

Part  II
-------
Item  5.    9    Market for Common Equity and Related Stockholder Matters
Item  6.   15    Management's Discussion and Analysis or Plan of Operation
Item  7.   18    Financial  Statements  and  Summary  Financial  Data
Item  8.   38    Changes in and Disagreements with Accountants on Accounting
		 and  Financial  Disclosure
Item  8A.  38    Controls and Procedures
Item  8B.  38    Other Information

Part  III
--------
Item  9.   39    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  41    Executive  Compensation
Item  11.  43    Security Ownership of Certain Beneficial Owners and Management
                 Related  Stockholder  Matters
Item  12.  43    Certain  Relationships  and  Related  Transactions
Item  13.  43    Exhibits
Item  14.  44    Principal Accountant Fees and Services

Signatures 47

Ex.  31.1    Certifications Pursuant to Section  906 of the Sarbanes-Oxley Act
             of 2002
Ex.  31.2    Certifications Pursuant to Section 906  of the Sarbanes-Oxley Act
             of 2002
Ex.  32.1    Certifications Pursuant to Section 302 of the  Sarbanes-Oxley Act
             of 2002
Ex.  32.2    Certifications Pursuant to Section 302 of the Sarbanes-Oxley  Act
             of 2002
Ex.   1.1    Consent of Armando C. Ibarra, C.P.A.

                                     PART I
                                     ======

Statements   contained   in   this  Annual  Report  on  Form  10-KSB  that  are
not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from estimated results. Certain of such risks and uncertainties are described in the Company's filings with the Securities and Exchange Commission and in Item 1 ("DESCRIPTION OF BUSINESS") and Item 6("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION") below.


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

VALCOM'S  CORPORATE  STRUCTURE
==============================

As   of   September   30,   2005,   ValCom,   Inc.   had  four   subsidiaries:
Valencia Entertainment International, LLC, a California limited liability company; Half Day Video, Inc., a California corporation; 80% equity in ValCom Studios, Inc. a Nevada Corporation and 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent broadcaster. Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

The Company is a diversified entertainment company with the following operating activities:

     a) Studio rental - ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of two properties: 920 South Commerce which is leased and 41 North Mojave in which ValCom has 1/3 equity in the real estate of 7.5 acres, 160,000 square feet of commercial space, giving ValCom a total of 9 sound stages and a recording studio. Corporate offices are located at the Commerce Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

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

      e) ValCom, Inc. signed a letter of intent to acquire Digital Animation Media, Ltd., a privately held Irish corporation headquartered in Dublin, Ireland. Digital Animation Media, Ltd., is of the premier independent animation companies in Europe and a leading provider of animation software to other production companies worldwide. With its production capability and proprietary technology, the company is well positioned to take advantage of the growth in existing animation markets as well as a burgeoning market for wireless animation tools and content with clients such as Disney, Warner and The New Zoo Revue.

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

On June 10, 2004, ValCom had the property sold. At this sale, Laurus claimed that its senior note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the
$6,565,998  million  subrogated   from   the   Finance  claim.  The   sale  was
conducted through the junior note, and the property was sold for $2.9 million to a third party.

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

2.  FILM, PRODUCTION DIVISION.

In  addition  to producing our own television and motion  picture  programming, we have an exclusive three-year term facilities agreement in place for productions in Los Angeles County with Woody Fraser of Woody Fraser
Productions A joint venture agreement was entered into between ValCom Inc and Woody Fraser Productions and Woody Fraser on January 1, 2001. According to the contract Woody Fraser Productions and Woody Fraser are responsible for developing, selling and producing various Television and Film series and the developing expenses are to be borne by ValCom Inc. The net profit participation to be ValCom Inc 75% and WPF together with Fraser 25%. The revenues for year ending Sept. 30, 2002 was around $7 million. The revenues for year ending September 30, 2003 were negligible as Woody Fraser was unable to obtain any production orders. The joint venture Agreement between the parties was terminated on April 10, 2003 and was replaced by an exclusive facilities agreement for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions. The future outlook for this business is uncertain and will entirely depend on Woody Fraser's ability to obtain production contracts.

3.  ANIMATION DIVISION.

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

On September 27, 2005,ValCom, Inc. signed a letter of intent to acquire Digital Animation Media, Ltd., a privately held Irish corporation headquartered in Dublin, Ireland. Digital Animation Media, Ltd., one of the premier independent animation companies in Europe and a leading provider of animation software to other production companies worldwide. With its production capability and proprietary technology, the company is well positioned to take advantage of the growth in existing animation markets as well as a burgeoning market for wireless animation tools and content with clients such as Disney, Warner and The New Zoo Revue.

4.  BROADCAST  TELEVISION.

The Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market, which is strategically located in the middle of four major markets including Los Angeles, Phoenix, Las Vegas and San Diego.

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney,
CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of two properties: 920 South Commerce which is leased and 41 North Mojave which ValCom has 1/3 equity in the real estate of 7.5 acres, 160,000 square feet of commercial space, giving ValCom a total of 9 sound stages and a recording studio. Corporate offices are located at the Commerce Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

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

JOINT  VENTURE  AGREEMENT  WITH  NEW  GLOBAL  COMMUNICATIONS,  INC.  -  VALCOM
==============================================================================

BROADCASTING,  LLC
------------------

In May 2002, the Company entered into a joint venture agreement with New Global Communications, Inc. ("Global") whereby Global agreed to contribute $500,000 to the joint venture in exchange for a 55% equity interest in a new entity known as ValCom Broadcasting, LLC,a New York limited liability company, and the Company would contribute certain fixed assets and manage the operations of the joint venture for a 45% equity interest in ValCom
Broadcasting, LLC. The joint venture operates a newly developed low power television broadcast station K08MX-LP in Indio-Palm Springs, California operating on Channel 8. The Company believes that the investment in the joint venture adds to the Company's infrastructure of becoming a full-service television and motion picture company. The amount contributed to the joint venture by Global will be used to purchase the license for the television station from the licensee. The effectiveness of the joint venture agreement was dependent on approval by the Federal Communications Commission (the"FCC"). On September 20, 2002, the FCC approved the transaction.

FILM  ENTERTAINMENT  OVERVIEW
=============================

Competition in the film entertainment business is diverse and fragmented, with scores of companies operating at various levels of product budget nd scope. The market is overwhelmingly dominated by the major Hollywood studios, with the top-ranked company, Disney in 1999, usually commanding 15 to 20 percent of the domestic market share in any given year.

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

EMPLOYEES
=========

As of September 30, 2005, the Company had 4 full-time employees, including two officers and three professional staff.

No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement.

ITEM  2.  DESCRIPTION  OF  PROPERTY
===================================

ValCom's   business    includes    television    production   for  network  and
syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of two properties: 920 South Commerce which is leased and 41 North Mojave which ValCom has 1/3 equity in the real estate of 7.5 acres, 160,000 square feet of commercial space, giving ValCom a total of 9 sound stages and a recording studio. Corporate offices are located at the Commerce Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.


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

"HANGIN  WITH  THE  BOYZ":
--------------------------

International  Class  25  (Clothing)  and  41  (Production  and   distribution
of television game shows) application filed on March   1,  2000,  Serial   NO.
75/932,583,

"WHO  CAN  YOU  TRUST?"
-----------------------

Mark granted March 9, 1999 for 20 years International Class 41 (production and distribution of television game shows) serial NO.75/485225,

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

The Company obtained an assignment to a copyright for "The Works," copyright registrations for Globalot Bingo and derivatives: Number PAU 855-931 (June 10, 1986); Number Pau 847-876 (March 11, 1986); Number PAU 788-
031 (September 19, 1985); Number PAU 927-410 (November 4, 1986); Number PA 370-721 (February 9, 1988); Number PA 516-494 (January 17, 1991);
Number PA 533-697 (January 17, 1991); from Satellite Bingo, Inc. to SBI Communications, Inc., dated September 14, 1993.

The  Company applied  for  registration  of  copyright  of "The Final  Round-
The Gabriel Ruelas Story" on December 2, 2000. The Company obtained an assignment of copyright of "The Life", Txu 744-678 June 12, 1996. The Company obtained a copyright by assignment of "PCH" Pau 2-040-426 September 12, 1995.

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

Lloyd  Kurtz

Pending or Threatened Litigation, Claims and Assessments by the prior contractor for the renovations, at ValCom Studios in Nevada has been replaced. Mr. Lloyd Kurtz filed suit on October 25, 2004 against ValCom, Inc., A private Nevada Corporation which is 80% owned by ValCom, Inc. a Delaware Corporation, ValCom, Inc. a Delaware Corporation and Vincent Vellardita.The suit alleges a violation of Securities Act of 1933 and states that Mr. Kurtz purchased 600,000 shares of ValCom - Delaware at $0.25 per share and that the shares were not registered. He claims he is owed an additional $303,000. Mr. Kurtz has filed a Mechanic's Lien for $303,000. A motion to dismiss the claim of Mr. Kurtz has been filed. If the corporation does not prevail on its Motions to Dismiss the corporation will file its full defense and counterclaims which exceed the amount claimed by Mr. Kurtz.

Farkhanda  Rana

On October 20, 2004 a shareholder of ValCom initiated a suit against the Company and its President alleging violations of State and Federal
Securities Law along with Fraud and Breach of Contract. The lawsuit captioned Farkhanda Rana vs. ValCom, Inc., Valencia Entertainment and Vince Vellardita et al. were filed in Los Angeles Superior Court as Case Number PC035673. On November 23, 2004 after a hearing the Plaintiff in this matter obtained a pre-judgment writ of attachment against the Company for $325,000.00. The case has been settled as of November 2005.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
=======================================================================

     None

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS;
PREFERRED
===============================================================================
STOCK
=====

At September 30, 2005, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holder of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.

MARKET  FOR  COMMON  EQUITY
---------------------------

The Company's common stock is traded on the NASD Over-the-Counter Electronic Bulletin Board under the symbol of VACM. As of January 13, 2006, the Company had 44,000,000 shares of common stock outstanding, with approximately 9,500,000 in the public float and approximately 3,200 shareholders of record. For the fiscal year ended September 30, 2004, the Company reported revenues of $1,953,480 and a net loss of $5,929,714. The Company's trading symbol on the Frankfurt XETRA is "VAM" and its security code is #940589. No common equity is subject to options or warrants to purchase or securities convertible into common stock, except for the currently issued 4,479,999 shares of preferred stock which are convertible into common stock and 1,733,333 warrants to purchase common stock. In addition to this, Laurus Master Fund (see note 5 below) has an option to convert unpaid principle and interest into shares. Due to bankruptcy proceedings, they cannot convert any amount of interest and principle into Common Stock. The following table sets forth in United States dollars the high and low bid and ask quotations for the Company's common stock for each quarter within the last two fiscal years. Such bid and ask quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The source of the following information is the NASD Over-the-Counter Electronic Bulletin Board.

Common  Stock


Date                  Bid              Ask
------               -----            -----
                 Low      High     Low      High
                ------  -------  ------  -------
2005
====
First  Quarter   $ [___] $ [___]   $ [___] $ [___]
                 ------  -------   ------  -------
Second  Quarter  $ [___] $ [___]   $ [___] $ [___]
                 ------  -------   ------  -------
Third  Quarter   $ [___] $ [___]   $ [___] $ [___]
                 ------  -------   ------  -------
Fourth  Quarter  $ [___] $ [___]   $ [___] $ [___]
                 ------  -------   ------  -------
2004
=====
First  Quarter   $0.340  $ 0.420   $0.480  $ 0.500
                 ------  -------   ------  -------
Second  Quarter  $0.330  $ 0.340   $0.400  $ 0.410
                 ------  -------   ------  -------
Third  Quarter   $0.090  $ 0.140   $0.300  $ 0.320
                 ------  -------   ------  -------
Fourth  Quarter  $0.200  $ 0.220   $0.220  $ 0.260
---------------  ------  -------   ------  -------

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

As of September 30, 2005, approximately 41,000,000 shares of Common Stock were outstanding and held of record by approximately 3,200 persons. In addition, 4,479,999 shares of preferred stock were outstanding, and held by approximately ten (10) persons. Continental Stock Transfer & Trust Company, 17 Battery Place; New York, New York 10004, acts as transfer agent and registrar for the Company's common and preferred stock.

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

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended September 30, 2005.

                     EQUITY COMPENSATION PLAN INFORMATION

Plan category      	NUMBER OF    WEIGHTED        NUMBER OF SECURITIES
                        SECURITIES   AVERAGE   	   REMAINING AVAILABLE PLANS
                       TO BE ISSUED  EXERCISE	      FOR FUTURE ISSUANCE
                           UPON      PRICE OF		 UNDER EQUITY
                       EXERCISE OF OUTSTANDING		 COMPENSATION
                       OUTSTANDING   OPTIONS,	  PLANS (EXCLUDING SECURITIES
                         OPTIONS,  WARRANTS AND		 REFLECTED IN
                       WARRANTS AND   RIGHTS		  COLUMN (A)
                          RIGHTS
		       ------------ -----------	  ----------------------------
                           (A)         (B)                  (C)
EQUITY COMPENSATION        -0-         -0-                  -0-
PLANS APPROVED BY
SECURITY HOLDERS

EQUITY COMPENSATION        -0-         -0-                  -0-
PLANS NOT APPROVED BY
SECURITY HOLDERS
		       ------------ -----------	  ----------------------------
TOTAL                      -0-         -0-                  -0-
		       ------------ -----------	  ----------------------------


RECENT  ISSUANCES  OF  UNREGISTERED  SECURITIES
-----------------------------------------------

(B)  COMMON  STOCK
------------------


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

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our 8% Callable Secured Convertible Notes, based on market prices 25%, 50% and 75% below the market price, as of January 13, 2005 of $0.21.


% Below	   Price Per  Discount   Number of Shares  Percentage of
Market	   Share      of 35%     Issuable          Outstanding stock
-------    ---------  --------   ----------------  -----------------

25%	   $  0.1575  $ 0.1024          7,324,218	      21.58%
-------    ---------  --------   ----------------  -----------------

50%	   $  0.1050  $ 0.0683         10,980,966	      29.21%
-------    ---------  --------   ----------------  -----------------

75%	   $ 0.0525   $ 0.0341         21,994,134	      65.82%
-------    ---------  --------   ----------------  -----------------


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
============================================================================

INTRODUCTION

PLAN  OF  OPERATION

As of September 30, 2005, ValCom, Inc. operations were comprised of the following divisions:

1.  Studio Division

2.  Rental  Division

3.  Broadcast  Television

4.  Film  and  Television  Production; and

5.  Animation Division.

RENTAL

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of two properties: 920 South Commerce which is leased and 41 North Mojave which ValCom has 1/3 equity in the real estate of 7.5 acres, 160,000 square feet of commercial space, giving ValCom a total of 9 sound stages and a recording studio. Corporate offices are located at the Commerce Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

TELEVISION,  FILM,  &  ANIMATION  PRODUCTION

WOODY  FRASER  PRODUCTIONS

In addition to producing our own television and motion picture programming, we have an exclusive facilities agreement in place for productions in Los Angeles County fora three-year term with Woody Fraser/Woody Fraser Productions. A joint venture agreement was entered into between ValCom Inc and Woody Fraser Productions and Woody Fraser on January 1, 2001. According to the contract Woody Fraser Productions and Woody Fraser are responsible for developing, selling and producing various Television and Film series and the developing expenses are to be borne by ValCom Inc. The net profit participation to be ValCom Inc 75% and WPF together with Fraser 25%. The revenues for year ending September 30, 2005 were around $7,000.

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

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc.,a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. ValCom shall contribute all funding required for the development of the above to a maximum of $1,000,000 and O Atlas shall contribute an exclusive ten (10) year worldwide license in and to all rights, music and characters as its equal contribution towards Capital. The net profit after all expenses will be shared equally by ValCom Inc. and O Atlas. New Zoo Review LLC is expected to generate revenue by 2005 and expected to grow based on our ability to sell the TV Series of New Zoo Revue.


CHANNEL  8  IN  PALM  SPRINGS,  CALIFORNIA

In connection with our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market.

RESULTS  OF  OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER
30,
===============================================================================
2003 [NEEDS TO BE UPDATED FOR 2005 V. 2004]
====

Revenues for the year ended September 30, 2005 decreased from to $1,953,480 for the same period in 2004 to $930,108 for the year ended September 30, 2004. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues.

Production costs for the year ended September 30, 2005 decreased from $151,040 for the year ended September 30, 2003 to $151,048 for the same period in 2004. The decrease in production costs was principally due to decreased production associates with Woody Fraser Productions as described above.

Selling and promotion costs for the year ended September 30, 2004 increased by $55,554 or 268% from $20,745 for the same period in 2004 to $43,--- for the year ended September 30, 2005. The decrease was due principally to a decrease in travel and public relations expenses.

Depreciation and amortization expense for the year ended September 30, 2005 increased from $665,525 for the year ended September 30, 2004 to $192,001 for the same period in 2005. The decrease in depreciation and amortization expense was due to decreased amortization related to the write off of prepaid loan fees in the prior year period. General and administrative expenses for the year ended September 30, 2005 increased from $5,059,272 for the year ended September 30, 2004 to $955,690 for the same period in 2005. The decrease was due principally to decreased personnel costs, outside services, utilities, settlement fees, and goodwill impairment. Consulting and professional fees for the year ended September 30, 2005 from $12,--- for the year ended September 30, 2004 to $1,301,907 for the same period in 2004. The decrease in consulting and professional fees was principally due to decreased consulting fees partially offset by an increase in legal and accounting costs.

Bad debt expense for the year ended September 30, 2005 increased by $59,293 or 100% for the year ended September 30, 2004 to$0.00 for the same period in 2004.

Interest expense for the year ended September 30, 2005 decreased from a negative of $854,161 for the year ended September 30, 2004 to negative of $51,562 for the same period in 2004. The decrease was due principally to the conversion convertible debt in the prior year period.

Due to the factors described above, the Company's net loss decreased by $3,499,555 from a loss of $5,929,714 for the year ended September 30, 2004 to a loss of $1,820,041 for the same period in 20054

STATEMENT  REGARDING  COMPUTATION  OF  EARNINGS  PER  SHARE
-----------------------------------------------------------

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

Net working capital (current assets less current liabilities) was a negative $991,566 as of September 30, 2004. During the twelve months ended September 30, 2004, the Company raised $1,411,273 from private placements of common stock. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generatedby operations is sufficient to meet its operating and capital requirements.

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

The audited consolidated balance sheet of the Company as of September 30, 2005 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended September 30, 2005 and 2004 are submitted herewith.

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



			VALCOM, INC. AND SUBSIDIARIES
			 Consolidated Balance Sheets


ASSETS

					    As of 		    As of
					Setpember 30,		September 30,
					    2005		    2004
					------------		-------------


CURRENT ASSETS
   Cash				 	$    276,280 		$      21,468
   Accounts receivable, net		      87,620 		       28,767
   Production in progress			   - 		       91,201
					------------		-------------

     Total Current Assets		     363,899 		      141,436

NET PROPERTY & EQUIPMENT		      95,422 		    3,539,513

OTHER ASSETS
   Deposits			   	       8,350 		       40,631
   Other assets		     		   1,150,000 		       	    -
					------------		-------------
     Total Other Assets			   1,158,350 		       40,631
					------------		-------------
        TOTAL ASSETS			$  1,617,672 		$   3,721,580
					============		=============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable			$    525,478 		 $    342,116
   Accrued interest			      33,370 		      100,796
   Accrued expenses			      20,000 		       53,138
   Deferred Income			     120,000
   Due to related parties		     267,955 		      100,000
   Notes payable			     416,480		      386,952
					------------		-------------

     Total Current Liabilities		   1,383,284 		      983,002

LIABILITIES SUBJECT TO COMPROMISE
    Mortgage payable		 		   - 		    2,400,000
    Long term loans		 	           - 		       68,530
					------------		-------------

        Total Liabilities		     	   - 		    2,468,530


TOTAL LIABILITIES			   1,383,284 		    3,451,532

STOCKHOLDERS' EQUITY
    Convertible preferred stock: all
      with par value of $0.001; shares
      authorized and outstanding as of
      September 30, 2005 and 2004 are
      as follow:
    Series B, 1,000,000 shares
      authorized; 38,000 shares issued
      and outstanding.				  38	 		   38
    Series C, 5,000,000 shares
      authorized; 4,479,999 and 480,000
      shares issued and outstanding as
      of September 30, 2005 and	2004,
      respectively.			       6,517 			4,480
    Sereis D, 1,250,000 shares
      authorized;  -0- and 1,250,000
      shares issued and outstanding as
      of  September 30, 2005 and 2004,
      respectively.
   Common stock ($0.001 par value,
      100,000,000 shares authorized;
      41,746,935 and 28,119,449 shares
      issued and  outstanding as of
      September 30, 2005 and 2004,
      respectively)			      41,884 		       28,120
   Treasury stock				 (35)			  (35)
   Minority Interest 				   - 		     (133,342)
   Additional paid-in capital		  10,531,335 		    8,896,116
   Retained (deficit)		         (10,345,312)		   (8,525,329)
					------------		-------------

     Total Stockholders' Equity		     234,389 		      270,049


TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY			$  1,617,672 		$   3,721,580
					============		=============


See accompanying notes to financial statements.







			   VALCOM, INC. AND SUBSIDIARIES
			Consolidated Statements of Operations


					 Year Ended		 Year Ended
					September 30,		September 30,
					    2005		    2004
					-------------		------------

REVENUES
 Rental income				$     377,931 		$  1,856,834
 Production income		 	      548,582 		      90,353
 Other income		 			3,594 		       6,293
					-------------		------------
Total Revenues		 		      930,108 		   1,953,480

COSTS AND EXPENSES
 Production		 		      430,082 		     151,048
 Selling and promotion		 	       35,645 		      76,299
 Depreciation and amortization		       92,001 		     665,525
 General and administrative		      955,690 		   5,059,272
 Consulting and professional fees	    1,301,907 		   1,292,439
 Bad debts				       59,293 			   -
					-------------		------------

Total Costs and Expenses		    2,874,618 		   7,244,582
					-------------		------------


OPERATING LOSS		 		   (1,944,510)		  (5,291,102)

OTHER INCOME & (EXPENSES)

 Interest expense			      (51,562)		    (854,161)
 Gain on sale of assets		 	      176,051 		     140,451
 Interest Income		 		    - 		       7,936
 Other income		 			    - 		      67,162
					-------------		------------

Total Other Income & (Expenses)		      124,489 		    (638,612)
					-------------		------------


NET LOSS				$  (1,820,021)		$ (5,929,714)
					=============		============

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE		$	(0.05)		$     (0.27)
					=============		===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING		   36,257,129 		 21,913,888
					=============		===========

See accompanying notes to financial statements.









					VALCOM INC. AND SUBSIDIARIES
				Consolidated Statement of Stockholders' Equity
				From October 1, 2003 through September 30, 2005


	 												Series C - Preferred				Additional
				Preferred Series B	Preferred Series C	Preferred Series D	Stock to be issued		Common		Paid-in		Treasury	Retained
				Shares	Amount		Shares	  Amount	Shares	   Amount	Shares	   Amount	 Shares	        Amount	Capital		Stock		Earnings	Total
				------	------		--------- ------	---------  ------	---------  ------	 ----------	------	----------	--------	--------	-----

Balance
October 1, 2003			38,000	    38		1,480,000  1,480	1,250,000  1,250		-	- 	 12,925,833	12,926 	13,108,874	-	 	(10,423,007)	2,701,562

Intercompany transfer of
  assets and discontinue
  subsidiary   ***																	(8,207,252)			  7,827,392 	 (379,860)

Shares issued for services													  9,248,617     9,849 	 2,230,574 			 		2,240,423

Shares issued for
  debt retirement														  1,198,333 	  598 	   224,052		 			  224,650

Private Placement Memorandum													  4,746,666 	4,747 	 1,406,526		 			1,411,273

Conversion of preferred stock				2,999,999  3,000     (1,250,000)  (1,250)								 					    1,750

Less treasury stock 																			(35)			 	      (35)

Net Loss																						 (5,929,714)   (5,929,714)
				------	------		--------- ------	---------  ------	---------  ------	 ----------	------	----------	--------	--------	-----
Balance
September 30, 2004		38,000	    38	 	4,479,999  4,480	 	- 	-		-	-	28,119,449	28,120 	8,762,774	(35)		 (8,525,329)	270,049


Shares issued for services													 7,139,268 	7,139 	 1,286,344 			 		1,293,483

Private Placement Memorandum													 6,125,000 	6,125 	   348,875		 			  355,000

Preferred stock issued for
  cash, net						2,537,417  2,537 										 						    2,537

Conversion to common					 (500,000)  (500)							   500,000 	  500 				 				-

Net Loss													(1,820,021)	 (1,820,021)
				------	------		--------- ------	---------  ------	---------  -------	 ----------	------	----------	--------	--------	-----
Balance
September 30, 2005		38,000 	    38	 	6,517,416  6,517	 	- 	-		- 	 - 	 41,883,717	41,884	10,397,993 	(35)		(10,345,350)	  101,047
				======	======		========= ======	=========  ======	=========  =======	 ==========	======	==========	========	========	=====
See accompanying notes to financial statements.







				VALCOM, INC.
		   Consolidated Statements of Cash Flows





							 Year Ended		 Year Ended
							September 30,		September 30,
							    2005		     2004
							-------------		-------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)						$  (1,820,021)		$  (5,929,714)
   Adjustments to reconcile net loss to net
    cash (used in) provided
    by operating activities:
   Depreciation expense					       92,001 		      665,525
   Beneficial interest						    - 		      290,599
   Stock issued for compensation				    - 		      885,755
   Stock issued for services				    1,293,483 		    1,342,600
   Investment write off		 				    - 		      189,392
   Changes in operating assets and liabilities:
   Receivables		 				      (58,853)		       43,140
   Production in Progress		 		       91,201 		      (91,201)
   Deposits		 				       32,281 		       74,907
   Deferred compensation		 			    - 		      258,680
   Deferred interest						    - 		      153,060
   Accounts payable and accrued expenses		       82,798 		   (2,088,509)
							-------------		-------------

    Net Cash Provided by (Used in)
	Operating Activities				     (287,110)		   (4,205,766)

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of fixed assets		 	       55,432 		      140,451
							-------------		-------------

    Net Cash Provided by (Used in)
	Investing Activities		 		       55,432 		      140,451

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal repayment of notes payable		 		    - 		    2,468,530
  Preferred stock issued for cash		 		2,537 			1,750
  Common tock issued for cash		 		      355,000 		    1,411,273
  Principal borrowings on notes		 		      (39,002)		       52,768
  Net borrowings from related parties		 	      167,955 		      (59,220)
							-------------		-------------

    Net Cash Provided by (Used in)
	Financing Activities		 		      486,490 		    3,875,101
							-------------		-------------


    Net Increase (Decrease) in Cash		 	      254,812 		     (190,214)

  Cash at Beginning of Year		 		       21,468 		      211,682
							-------------		-------------

  Cash at End of Year					$     276,280 		$      21,468
							=============		=============

  Supplemental  Cash Flow Disclosures:

  Cash paid during period for interest			$	    - 		$     854,161
							=============		=============
  Cash paid during period for taxes			$	  800 		$	  800
							=============		=============


See accompanying notes to financial statements.




                         VALCOM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2005

NOTE 1.  DESCRIPTION  OF  BUSINESS
=====================================================

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of two properties: 920 South Commerce which is leased and 41 North Mojave which ValCom has 1/3 equity in the real estate of 7.5 acres, 160,000 square feet of commercial space, giving ValCom a total of 9 sound stages and a recording studio. Corporate offices are located at the Commerce Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
=====================================================

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


b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valcom, Inc. and four two wholly-owned subsidiaries, VEI, which was acquired effective February 2001, and Half Day Video, Inc., which was acquired effective March 2001. ValCom Nevada which was acquired effective March 1, 2004, and New Zoo Revue which was acquired effective October 2003. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)
====================================================================

c. USE OF ESTIMATES

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

d.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

e.  DEPRECIATION AND AMORTIZATION

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


f.  RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

g.  INCOME TAXES

Deferred income tax assets or liabilities are computed based on the difference between the financial reporting and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

h.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock.

=====================================================================

i. REVENUE RECOGNITION

Revenues from studio and equipment rentals are recognized ratably over the contract terms. Revenues from the production and licensing of television programming are recognized when the films or series are available for telecast and certain contractual terms of the related production and licensing agreements have been met.

j. TREASURY STOCK

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522. No shares have been reissued as of September 30, 2005. In September 2004, the Company retired these shares back into the treasury.


k. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "{ellipsis} under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges{ellipsis}" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for no monetary exchanges of similar productive assets and replaces it with a general exception of exchanges of no monetary assets that do not have commercial substance. Under SFAS 153, if a no monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


NOTE 3.  PROPERTY AND EQUIPMENT
==================================

Property and equipment consists of the following at:

                                September     September
                                 30,2005      30, 2004
                               ----------  ------------
Land                           $    -        $1,940,000
Building                            -         1,226,146
Building Improvements              4,500        219,211
Production Equipment              68,708         68,708
Leasehold Improvements            62,677         62,677
Autos and Trucks                  33,971         33,971
Office Furniture and Equipment    44,814         45,971
Video Equipment                  181,877        279,021
                               ----------   -----------
                                 396,547      3,875,105
Less: accumulated depreciation   301,125       (335,592)
                                ----------  -----------
Net book value . . . . . . .  $ (95,422)     $3,539,513
                              ==========    ===========

Depreciation expense for the years ended September 30, 2005 and 2004 was $92,001 and $665,525, respectively.


NOTE 4. CONVERTIBLE NOTES PAYABLE
=================================

The following are convertible notes issued in 2004. All of these notes incur interest at 8% per annum with different due dates. All related interest has been accrued and reflected in the financial statements. Four of following eight notes were converted common shares of the Company's stock subsequent to year-end.

1. Richard Shintaku        30,000
                         --------
2. AJW Partner             40,000
                         --------
3. AJW Partner             85,000
                         --------
4. AJW Qualified          110,000
                         --------
5. AJW Off Shore           92,500
                         --------
6. Jeff Gleckman           11,500
                         --------
7. Condor Financial        39,980
                         --------
8. New Millenium Capital    7,500
                         --------
                         $416,480
                         ========


NOTE 5. RELATED PARTY TRANSACTIONS
==================================

At September 30, 2004, related party payables represent $100,000 due to a Director and Shareholder of the Company.

At September 30, 2005, related party payables represent $267,955 due to the President of the Company for his salary and various advances to the Company.


NOTE 6. TREASURY STOCK
======================

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued.


NOTE 7. INCOME TAXES
====================

No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2005. At September 30, 2005, the Company had approximately $10,345,350 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards expire beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets at September 30, 2005 consist primarily of the tax effect of net operating loss carry-forwards, which amounted to approximately $2,586,388. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2005 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                 September 30, 2005	September 30, 2004
                                 -------------------    ------------------

Tax expense (credit)
at  statutory rate-federal              (34)%			(34)%
                                 -------------------    ------------------
State tax expense net of
federal tax		                 (6)			 (6)
                                 -------------------    ------------------

Changes in valuation allowance           40			 40
                                 -------------------    ------------------

Tax  expense  at  actual  rate            -			  -
                                 -------------------    ------------------

The components of the net deferred tax asset are summarized below:
------------------------------------------------------------------

                                 September 30, 2005	September 30, 2004
                                 -------------------    ------------------
Deferred tax asset
Net operating losses		 $         2,586,338		 2,131,768
                                 -------------------    ------------------

Less:  valuation allowance                (2,586,338)		(2,131,768)
                                 -------------------    ------------------
                                 $               -0-		       -0-
                                 -------------------    ------------------


NOTE 8. STOCKHOLDERS' EQUITY
============================

a.  EQUITY INVESTMENT
---------------------

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


NOTE 9.  COMMITMENTS
======================

In May 2005, the Company leased facilities in Las Vegas Nevada. The lease has a term of three years. Initial monthly base rent is $8,250 with no increases. Rent expense for the year ended September 30, 2005 and 2004 were $159,905 and $430,989, respectively.

      Future Commitments:

                        1       $ 99,000
                        2         99,000
                        3         76,250
                        ----------------
                        Total   $272,250
                        ================


NOTE 10.  STOCK ACTIVITY
==========================

a.  CONVERTIBLE PREFERRED STOCK
-------------------------------

At September 30, 2005 and 2004, the Company had three series of convertible Preferred Stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share.

With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors declared no dividends for any of the Series of convertible Preferred Stock during the fiscal year ended September 30, 2005.

b) WARRANTS
-------------

During the fiscal year ended September 30, 2003, the Company issued warrants to purchase 2,083,334 shares of the Company's common stock to a director in connection with services provided and to be provided to the company. The weighted average exercise price for the warrants issued was $0.12, and all of the warrants begin to expire in September 2005. No warrants were exercised for the period ending September 30, 2005.


NOTE 11. STOCK COMPENSATION PLAN AND NON-QUALIFIED STOCK OPTIONS
================================================================

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

During the fiscal year ended September 30, 2005, the Company issued an aggregate of 1,572,500 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP. The expense recorded during fiscal year 2005 under the ESCP amounted to $151,722 and was based on the closing trading price of the Company's common stock on the date granted.


NOTE 12.  LITIGATION
====================

Vince please update.

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

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome, except the cases mentioned above, of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The company settled the case on November 10, 2005.


NOTE 13.  SUBSEQUENT EVENTS
===============================

Subsequent to September 30, 2005, the Company issued 4,250,000 shares of common stock at $0.06 amounting to $252,500 through private placements; 100,000 shares at $0.47 per share for services rendered; 495,269 shares at $0.50 per share for services rendered. In addition to this the Company also issued 6,025,000 shares for $0.25 per share as per the terms of employment agreements.


NOTE 14. GOING CONCERN
======================

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $1,820,021 for the year ended September 30, 2005, and an accumulated deficit of $10,345,350 as of September 30, 2005. The Company had a net loss of $5,929,714 for the year ended September 30, 2004. These conditions raise doubt about the Company's ability to continue as a going concern.

Management plans to raise additional funds through private placements (see note
13) to keep the Company operating. The Company also expects a substantial increase in revenues in the coming year. There is no guarantee that either of these points will come to fruition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
==============================================================================

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

During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Armando C. Ibarra, neither the Registrant nor anyone on the Registrant's behalf consulted with Armando C. Ibarra regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event." The Registrant has requested KC to review the disclosure contained herein and has provided KC the opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of KC 's views, or the respects in which KC does not agree with the statements contained herein. KC has reviewed the disclosure contained herein and has provided to the Registrant a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this Current Report and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of Item 30 4(a) (3) of Regulation S-B.

ITEM  8A.  CONTROLS and PROCEDURES
==================================
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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


ITEM  8B.  OTHER INFORMATION
============================
None


                                    PART III
                                    ========


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
============================================================================
DIRECTORS  AND  EXECUTIVE  OFFICERS
================================

The following table sets forth the names and ages of the Company's directors and executive officers, the positions with the Company held by each, and the period during which each such person has held such position.


Name                  Age                Position                Since
-------------------  -----             -----------              --------
Vince Vellardita. .     48  CEO/President/Chairman of the Board   2000
Richard Shintaku. .     56  Director                              2003
Bonnie Nelson . . .     54  Director                              2005
Sandra Markham. . .     45  Secretary/Treasurer                   2005

All directors hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

BIOGRAPHIES  OF  THE  COMPANY'S  EXECUTIVE  OFFICERS  AND  DIRECTORS
====================================================================

Vince  Vellardita  -  48

Chairman  of  the  Board,  Chief  Executive  Officer  and  President

Vince Vellardita has served as the Company's President, Chief Executive Officer and Chairman of the Board since October 2000. Mr. Vellardita was instrumental in having Valencia Entertainment International, LLC acquire a 180,000 square foot production facility in Valencia, California that houses eight film and production sound stages that have been occupied for the past four years by the hit CBS series JAG and Fox's Power Rangers. Mr. Vellardita began his career in 1977 as a music producer and promoter of live shows and is credited with bringing Duran/Duran and U2 to North America for their first US tours. He also produced a benefit tour for the 1980 Presidential campaign of John Anderson. Mr. Vellardita is a 25-year veteran production executive with a successful track record. While in Nashville,Mr. Vellardita was responsible for the turnaround for a production house for music into a television satellite network, housing multiple sound-stages and edit bays. Mr. Vellardita also increased revenues by bringing national accounts to this network. Mr. Vellardita has been involved in over 10,000 episodes of television and 100 films. After Mr. Vellardita's success in Nashville, he moved to Los Angeles, focusing on film and television, where he developed independent production studios. Mr. Vellardita handled everything from the coordination of sales and contracts negotiations, to the launching of marketing strategies to lure some of the biggest names in the television community. These include Paramount, Warner Brothers, and Disney. Mr. Vellardita does not currently serve as a director of any other reporting company.

Richard  Shintaku - 56 Director

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

Bonnie Nelson - 54 Director

Ms. Nelson is 54 years old and resides in Aventura, Florida. Ms. Nelson has been a member of the Board of Directors of Lakeview Health Systems, a drug and alcohol rehab facility, since February 2000 until December 2003.

For more than fives years, Ms. Nelson has consulted and facilitated numerous development stage companies performing, but not limited to, the following activities: Corporate restructuring; Debt including asset based financing; Forming management teams with "hands on" operation supervision; Coordinating corporate public relations. Ms. Nelson has various experiences in numerous medical ventures, as principal and consultant for both start-up and established companies. These include but are not limited to: Infectious Disease Centers, Medical Practice Centers; and IV Therapy Corporations. Since 1998, Ms. Nelson has been President of Growth Capital One Corp., a merchant banking company.



Sandra Markham  -  45 Treasurer and Secretary

Ms. Markham was appointed to the position of Secretary and Treasurer of the Corporation in July 22, 2005. She has been with ValCom since March 2005. Ms. Markham holds a Bachelor Degree in Business Administration from Regis University and has extensive experience in executive secretarial business. She has provided corporate support for the past 25 years for the casino/hotel industry in addition to other government, profit and non-profit organizations. She has extensive background in the field of advertising, marketing, special event coordinator, and personnel management.

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

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The sole member of the Audit Committee is Krishnaswamy Alladi. As of September 30, 2004, the members of the Compensation Committee were Vince Vellardita and Sandra Markham.

ITEM  10  EXECUTIVE  COMPENSATION
=================================

The Summary Compensation Table below sets forth all compensation paid to the Company's officers and directors during the fiscal years ended September 30, 2005, 2004 and 2003.



                           SUMMARY COMPENSATION TABLE
                          ----------------------------

                                             Long Term Compensation
                                             ----------------------
                               Annual  Compensation            Awards	Payouts
                               --------------------            ------   -------

                              (b)       (C)          (d)          (e)	 (f)      (g)      (h)   (i)
                            --------  -----------  -----------  -------- ------  --------  -----  ---
                            All
                            Other     Securities   Other
                            Annual    Restricted   Underlying   Comp-
                            Compen-   Stock        Options/     LTIP      ensa-
                            Salary    Bonus        sation       Award(s)  SARs	 Payouts
Name & Principle Position.  Year      ($)          ($)       	($) 	  ($)    ($)
                            --------  -----------  -----------  --------  -----	 -------

Vince
Vellardita, Chairman,
CEO & President		      2003      120,000            *         *	      *        *
                            --------  -----------  -----------  --------  -----	 -------
                              2004      140,400            *         *	      *        *
                            --------  -----------  -----------  --------  -----	 -------
Bonnie Nelson,
Director (1)		      2005      120,000            *         *	      *        *
                            --------  -----------  -----------  --------  -----	 -------
Sandra Markham,
Secretary, Treasurer,	      2005       46,800            *         *	      *        *
                            --------  -----------  -----------  --------  -----	 -------


NONE

(1) Mr. Magier served as the Company's Treasurer, Secretary and Director during the fiscal year ended September 30, 2003. Effective March 29, 2004, he resigned as an officer and director. Effective April 2004, the Board of Directors appointed Tracey Eland as Treasurer and Secretary to replace Mr. Magier. Ms. Eland resigned and was replaced by Sandra Markham. Ms. Markham was appointed as Treasurer and Secretary effective July 22, 2005.

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  &  MANAGEMENT
==============================================================================

The following table sets forth, as of January 13, 2006 the number and percentage of shares of common stock owned of record and beneficially by any "group" as that term is defined in Item 403 of Regulation S-B), person or firm that owns more than five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).

a)  Security  Ownership  of  Certain  Beneficial  Owner




NAME OF                    NUMBER OF SHARES BENEFICIALLY OWNED (2)  PERCENT OF TOTAL
BENEFICIAL OWNER (1)
-------------------------  ---------------------------------------  ----------------
Vince  Vellardita                         8,070,549                    	19.71%
920 South Commerce Street
Las Vegas, NV  89106
-------------------------  ---------------------------------------  ----------------
E-Blaster  International                  3,000,000                    	10.68%
JL. H.R. Rasuna  Said Kav.
B-1  6th  Floor,
Jakarta,  12920
Indonesia  (2)
-------------------------  ---------------------------------------  ----------------
Radorm Technology Limited                   567,824                      2.02%
Jakarta,  12920
Indonesia  (2)
-------------------------  ---------------------------------------  ----------------
Great Asian  Holdings  Ltd.               2,110,422                    	 7.51%
Jakarta,  12920
Indonesia  (2)
-------------------------  ---------------------------------------  ----------------
David Dadon                               3,000,000                    	10.68%
Los Angeles, CA
-------------------------  ---------------------------------------  ----------------

      (1)  Includes  all  stock  held  either  personally  or  by  affiliates.
      (2) These three entities together comprise a "group" as defined in Item 403 of Regulation S-B.

(b)  Security  Ownership  of  Management
----------------------------------------

The  following   table   sets   forth,  as of January 13, 2006  the number  and
percentage of the equity securities of the Company, its parent or subsidiaries, owned of record or beneficially by each officer, director and person nominated to hold such office and by all officers and directors as a group.





NAME OF                NUMBER OF SHARES BENEFICIALLY OWNED (2)	PERCENT OF TOTAL
BENEFICIAL OWNER (1)
--------------------   ---------------------------------------  ----------------
Vince Vellardita               8,070,549                    	 19.71%
--------------------   ---------------------------------------  ----------------
Richard Shintaku               3,395,833                    	  5.02%
--------------------   ---------------------------------------  ----------------
Bonnie Nelson
--------------------   ---------------------------------------  ----------------
Sandra Markham
--------------------   ---------------------------------------  ----------------
All officers and
directors  as a group
(4  people)
--------------------   ---------------------------------------  ----------------

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


ITEM  13.  EXHIBITS
===================


Ex. 31.1   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002
Ex. 31.2   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002
Ex. 32.1   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
           of 2002
Ex. 32.2   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
           of 2002
Ex.  1.1   Consent of Armando C. Ibarra, C.P.A.


ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
=================================================

The aggregate fees billed by Armando C. Ibarra, Certified Public Accountants for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2005 and 2004, the review of the financial statements included in the Company's Forms 10-QSB and Forms 8K totaled $[______] and $[_______] as follows:

                     2005   2004
Audit fees           $     $
Audit-related fees   $     $
Tax fees             $     $
Other fees           $     $

Total                $     $


                         SIGNATURES
                         ----------
In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 13, 2006             VALCOM,  INC.,  a  Delaware  corporation

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


SIGNATURE                  	TITLE                                  DATE
---------                  	-----                                  -----

By:  /s/Vince  Vellardita  	Chief Executive Officer, President     January 13, 2006
    --------------------   	Chairman  of  the  Board
        Vince  Vellardita

By:  /s/  Richard Shintaku,     Director                       	       January 13, 2006
     ----------------------
          Richard  Shintaku

By:  /s/  Bonnie Nelson,    	Director                               January 13, 2006
     ---------------------
     Bonnie Nelson

By:  /s/  Sandra Markham   	Secretary and Treasurer                January 13, 2006
    ---------------------
          Sandra Markham


