Form 10KSB/A
period 2005-09-30
VALCOM, INC
filed 2006-01-19
CIK 1013453

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




                           VALCOM, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF SEPTEMBER 30, 2004

 		   A  C  I ARMANDO C. IBARRA
                  CERTIFIED PUBLIC ACCOUNTANTS
                   A PROFESSIONAL CORPORATION



Armando C. Ibarra, C.P.A.
Members of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board


To the Board of Directors
Valcom, Inc.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Valcom, Inc. and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valcom, Inc., and subsidiaries as of September 30, 2005and 2004, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ARMANDO C. IBARRA, C.P.A.
-----------------------------
    ARMANDO C. IBARRA, C.P.A.

December 16, 2005
Chula Vista, Ca. 91910



                     371 "E" STREET, CHULA VISTA, CA 91910
                              TEL: (619) 422-1348
                              FAX: (619) 422-1465


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
Ex. 23.1   Consent of Armando C. Ibarra, C.P.A.


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


