Form 10KSB/A
period 2005-09-30
VALCOM, INC
filed 2006-02-22
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB-A
 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
             SECURITIES AND EXCHANGE COMMISSION FILE NUMBER O-28416

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 17, 2006: $4,536,358

Indicate  by check mark  whether  the  registrant  is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes    No X

Number   of  common  shares  outstanding  as  of  January 13, 2006  at   $.001
par  value: 51,066,435.

                    Documents Incorporated By Reference: None

         Transitional Small Business Disclosure Format: Yes ____ No _X_

                               ===================
                               TABLE  OF  CONTENTS
                               ===================


Item      Page
Number    Number  Item  Caption
--------  ------  -------------
Part  I
-------
Item  1.    3    Description  of  Business
Item  2.    7    Description  of  Properties
Item  3.    8    Legal  Proceedings
Item  4.    8    Submission of Matters to a Vote of Security Holders

Part  II
-------
Item  5.    9    Market for Common Equity and Related Stockholder Matters
Item  6.   15    Management's Discussion and Analysis or Plan of Operation
Item  7.   18    Financial  Statements  and  Summary  Financial  Data
Item  8.   38    Changes in and Disagreements with Accountants on Accounting
		 	and  Financial  Disclosure
Item  8A.  38    Controls and Procedures
Item  8B.  38    Other Information

Part  III
--------
Item  9.   39    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance  with  Section  16(a)  of  the  Exchange  Act
Item  10.  41    Executive  Compensation
Item  11.  43    Security Ownership of Certain Beneficial Owners and Management
                 Related  Stockholder  Matters
Item  12.  43    Certain  Relationships  and  Related  Transactions
Item  13.  43    Exhibits
Item  14.  44    Principal Accountant Fees and Services

Signatures 47
Ex.  23.1    Consent of Armando C. Ibarra, C.P.A.

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


ITEM  I.  DESCRIPTION  OF  BUSINESS GENERAL
===========================================


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

      e) ValCom, Inc. signed a letter of intent to acquire Digital Animation Media, Ltd., a privately held Irish corporation headquartered in Dublin, Ireland. Digital Animation Media, Ltd., is one of the premier independent animation companies in Europe and a leading provider of animation software to other production companies worldwide. With its production capability and proprietary technology, the company is well positioned to take advantage of the growth in existing animation markets as well as a burgeoning market for wireless animation tools and content with clients such as Disney, Warner and The New Zoo Revue.

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

Common  Stock


Date              Low      High
-----            ------  -------
2005
====
First  Quarter   $0.100 $  0.240
                 ------  -------
Second  Quarter* $       $
                 ------  -------
Third  Quarter   $0.08   $ 0.100
                 ------   -------
Fourth  Quarter  $0.020  $ 0.200
                 ------  -------
2004
=====
First  Quarter   $0.340  $ 0.500
                 ------  -------
Second  Quarter  $0.330  $ 0.410
                 ------  -------
Third  Quarter   $0.090  $ 0.320
                 ------  -------
Fourth  Quarter  $0.200  $ 0.260
---------------  ------  -------

*Second Quarter had no trading activity

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

As of September 30, 2005, approximately 41,000,000 shares of Common Stock were outstanding and held of record by approximately 3,200 persons. In addition, 6,517,416 shares of preferred stock were outstanding, and held by approximately ten (10) persons. Continental Stock Transfer & Trust Company, 17 Battery Place; New York, New York 10004, acts as transfer agent and registrar for the Company's common and preferred stock.

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


Fiscal Year ended September 30, 2005, the Company issued 7,139,268 shares of common stock in lieu of compensation for consulting and other services performed. The value of the consulting and other services performed totaled approximately $1,293,483 which was computed based upon the market prices of the common stock on the applicable payment dates.

Fiscal Year ended September 30, 2005, the Company issued 6,125,000 shares of common stock through a Private Placement Memorandum for $355,000 in cash.

Fiscal Year ended September 30, 2005, the Company issued 500,000 shares of common stock in exchange for 500,000 shares of series C preferred convertible on a one for one basis.



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

The following is an example of the amount of shares of our common stock that are issuable upon conversion of our 8% Callable Secured Convertible Notes,
based  on   market  prices  25%, 50%  and 75%  below  the market price, as of
January 13, 2005 of $0.21.


% Below	Price Per Discount   Number of Shares     Percentage of
Market	 Share     of 35%        Issuable       Outstanding stock
-------    ---------  --------   ----------------  -----------------

25%	   $  0.1575   $ 0.1024          7,324,218	      21.58%
-------    ---------  --------   ----------------  -----------------

50%	   $  0.1050   $ 0.0683         10,980,966	      29.21%
-------    ---------  --------   ----------------  -----------------

75%	   $ 0.05250   $ 0.0341         21,994,134	      65.82%
-------    ---------  --------   ----------------  -----------------


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

RESULTS  OF  OPERATIONS

FISCAL YEAR ENDED SEPT. 30, 2005 COMPARED TO FISCAL YEAR ENDED SEP. 30, 2004
===============================================================================

Revenues for the year ended September 30, 2005 decreased by $1,023,372 or 52.4% from $1,953,480 for the same period in 2004 to $930,108 for the year ended September 30, 2005. The decrease in revenue was principally due to decreased production revenues associated with the joint venture with Woody Fraser Productions and decreased rental revenues.

Production costs for the year ended September 30, 2005 increased by 279,034 or 184.7% from $151,040 for the year ended September 30, 2004 to $430,082 for the same period in 2005. The increase in production costs was principally due to decreased production associated with Woody Fraser Productions as described above.

Selling and promotion costs for the year ended September 30, 2005 decreased by $40,654 or 53.3% from $76,299 for the same period in 2004 to $35,645 for the year ended September 30, 2005. The decrease was due principally to a decrease in travel and public relations expenses.

Depreciation and amortization expense for the year ended September 30, 2005 increased by 573,524 or 86.2% from $665,525 for the year ended September 30, 2004 to $92,001 for the same period in 2005. The decrease in depreciation and amortization expense was due to decreased amortization related to the write off of prepaid loan fees in the prior year period.

General and administrative expenses for the year ended September 30, 2005 decreased by $4,103,582 or 81.1% from $5,059,272 for the year ended September 30, 2004 to $955,690 for the same period in 2005. The decrease was due principally to decreased personnel costs, outside services, utilities, settlement fees, and goodwill impairment.

Consulting and professional fees for the year ended September 30, 2005 increased by 9,468 or by 0.7% from $1,292,439 for the year ended September 30, 2004 to $1,301,907 for the same period in 2005. The slight increase in consulting and professional fees was principally due to decreased consulting fees partially offset by an increase in legal and accounting costs.

Bad debt expense for the year ended September 30, 2005 increased by $59,293 or 100% from the year ended September 30, 2004.

Interest expense for the year ended September 30, 2005 decreased by $802,599 or
94.0 % from $854,161 for the year ended September 30, 2004 to $51,562 for the same period in 2005. The decrease was due principally to the conversion convertible debt.

Due to the factors described above, the Company's net loss decreased by $4,109,693 or 69.3% from a loss of $5,929,714 for the year ended September 30, 2004 to a loss of $1,820,041 for the year ended September 30, 2005.


STATEMENT  REGARDING  COMPUTATION  OF  EARNINGS  PER  SHARE
-----------------------------------------------------------

See Notes to Consolidated Financial Statements in Part F/S for a description of the Company's calculation of earnings per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $1,820,021 and a negative cash flow from operations of $287,110 for the year ended September 30, 2005, and an accumulated deficit of $10,345,312 at September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Cash totaled $276,280 on September 30, 2005, compared to $21,468 at September 30, 2004. During the fiscal year 2005, net cash used by operating activities totaled $287,110 compared to a negative cash flow of $300,582 for the year ended September 30, 2004. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash used by financing activities for fiscal year 2004 totaled $486,490. Net cash provided by investing activities during fiscal year 2005 totaled $55,432 proceeds from sales of fixed assets and decreased expenditures for the purchase of equipment.

The above cash flow activities yielded a net cash increase of $254,812 during fiscal year 2005 compared to a decrease of $56,872 during the year ended September 30, 2004.

There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

Total  shareholders'  equity  decreased   to  $234,389  in  fiscal  year  2005.
Additional paid in capital decreased to $10,345,312 in fiscal year ended September 30, 2005.

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

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUMMARY  FINANCIAL  DATA
==============================================================

			            FINANCIAL STATEMENTS
                              ====================

The audited consolidated balance sheets of the Company as of September 30, 2005 and 2004 the related consolidated statements of operations, stockholder's equity and cash flows for the years ended September 30, 2005 and 2004 are submitted herewith.

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


A  C  I ARMANDO C. IBARRA
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION


Armando C. Ibarra, C.P.A.        	Members of the California Society of
Armando Ibarra, Jr., C.P.A., JD	 	Certified Public Accountants
  				 	Members of the American Institute of
				 	Certified Public Accountants
                                 	Registered with the Public Company
				 	Oversight Accounting Board


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


/s/ ARMANDO C. IBARRA, C.P.A.
-----------------------------
    ARMANDO C. IBARRA, C.P.A.

December 16, 2005
Chula Vista, Ca. 91910



                     371 "E" STREET, CHULA VISTA, CA 91910
                              TEL: (619) 422-1348
                              FAX: (619) 422-1465



			VALCOM, INC. AND SUBSIDIARIES
			 Consolidated Balance Sheets


					ASSETS

					    As of 		    As of
					Setpember 30,		September 30,
					    2005		    2004
					------------		-------------


CURRENT ASSETS
   Cash				 	$    276,280 		$      21,468
   Accounts receivable, net		      87,620 		       28,767
   Production in progress			   - 		       91,201
					------------		-------------

     Total Current Assets		     363,899 		      141,436

NET PROPERTY & EQUIPMENT		      95,422 		    3,539,513

OTHER ASSETS
   Deposits			   	       8,350 		       40,631
   Other assets		     		   1,150,000 		       	    -
					------------		-------------
     Total Other Assets			   1,158,350 		       40,631
					------------		-------------
        TOTAL ASSETS			$  1,617,672 		$   3,721,580
					============		=============



			LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable			$    525,478 		 $    342,116
   Accrued interest			      33,370 		      100,796
   Accrued expenses			      20,000 		       53,138
   Deferred Income			     120,000
   Due to related parties		     267,955 		      100,000
   Notes payable			     416,480		      386,952
					------------		-------------

     Total Current Liabilities		   1,383,284 		      983,002

LIABILITIES SUBJECT TO COMPROMISE
    Mortgage payable		 		   - 		    2,400,000
    Long term loans		 	           - 		       68,530
					------------		-------------

Total Liabilities subject
    to compromise		     	  	   - 		    2,468,530


TOTAL LIABILITIES			   1,383,284 		    3,451,532

STOCKHOLDERS' EQUITY
    Convertible preferred stock: all
      with par value of $0.001; shares
      authorized and outstanding as of
      September 30, 2005 and 2004 are
      as follow:
    Series B, 1,000,000 shares
      authorized; 38,000 shares issued
      and outstanding.				  38	 		   38
    Series C, 5,000,000 shares
      authorized; 6,517,416 and 4,479,999
      shares issued and outstanding as
      of September 30, 2005 and	2004,
      respectively.			       6,517 			4,480
    Sereis D, 1,250,000 shares
      authorized;  -0- and 1,250,000
      shares issued and outstanding as
      of  September 30, 2005 and 2004,
      respectively.
   Common stock ($0.001 par value,
      100,000,000 shares authorized;
      41,884,000 and 28,119,449 shares
      issued and  outstanding as of
      September 30, 2005 and 2004,
      respectively)			      41,884 		       28,120
   Treasury stock				 (35)			  (35)
   Minority Interest 				   - 		     (133,342)
   Additional paid-in capital		  10,531,335 		    8,896,116
   Retained (deficit)		         (10,345,312)		   (8,525,329)
					------------		-------------

     Total Stockholders' Equity		     234,389 		      270,049


TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY			$  1,617,672 		$   3,721,580
					============		=============


See accompanying notes to financial statements.



			   VALCOM, INC. AND SUBSIDIARIES
			Consolidated Statements of Operations


					 Year Ended		 Year Ended
					September 30,		September 30,
					    2005		    2004
					-------------		------------

REVENUES
 Rental income				$     377,931 		$  1,856,834
 Production income		 	      548,582 		      90,353
 Other income		 			3,594 		       6,293
					-------------		------------
Total Revenues		 		      930,108 		   1,953,480

COSTS AND EXPENSES
 Production		 		      430,082 		     151,048
 Selling and promotion		 	       35,645 		      76,299
 Depreciation and amortization		       92,001 		     665,525
 General and administrative		      955,690 		   5,059,272
 Consulting and professional fees	    1,301,907 		   1,292,439
 Bad debts				       59,293 			   -
					-------------		------------

Total Costs and Expenses		    2,874,618 		   7,244,582
					-------------		------------


OPERATING LOSS		 		   (1,944,510)		  (5,291,102)

OTHER INCOME & (EXPENSES)

 Interest expense			      (51,562)		    (854,161)
 Gain on sale of assets		 	      176,051 		     140,451
 Interest Income		 		    - 		       7,936
 Other income		 			    - 		      67,162
					-------------		------------

Total Other Income & (Expenses)		      124,489 		    (638,612)
					-------------		------------


NET LOSS				$  (1,820,021)		$ (5,929,714)
					=============		============

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE		$	(0.05)		$     (0.27)
					=============		===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING		   36,257,129 		 21,913,888
					=============		===========

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


NOTE 3.  PROPERTY AND EQUIPMENT
==================================

Property and equipment consists of the following at:

                                September     September
                                 30,2005      30, 2004
                               ----------  ------------
Land                           $    -        $1,940,000
Building                            -         1,226,146
Building Improvements              4,500        219,211
Production Equipment              68,708         68,708
Leasehold Improvements            62,677         62,677
Autos and Trucks                  33,971         33,971
Office Furniture and Equipment    44,814         45,971
Video Equipment                  181,877        279,021
                               ----------   -----------
                                 396,547      3,875,105
Less: accumulated depreciation  (301,125)      (335,592)
                                ----------  -----------
Net book value . . . . . . .    $ 95,422     $3,539,513
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


NOTE 13.  SUBSEQUENT EVENTS
===============================

Subsequent to September 30, 2005, the Company issued 810,000 shares of common stock at $0.06 amounting to $198,000 through private placements; 1,587,178 shares at $0.05 per share for services rendered; 1,495,269 shares at $0.07 per share for liabilities. In addition to this the Company also issued 4,000,000 shares for $0.05 per share as per the terms of employment agreements; 750,000 shares converted from preferred stock.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
=======================================================================

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

                        WEAKNESSES IN DISCLOSURE CONTROLS
                        ---------------------------------
None.



CHANGES IN INTERNAL CONTROLS
-------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


ITEM  8B.  OTHER INFORMATION
============================
None


                                    PART III
                                    ========


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS DIRECTORS AND EXECUTIVE OFFICERS
=======================================================================


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

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS
                =================================================

Each director is elected to serve for a term of one (1) year until the next annual meeting of stockholders or until a successor is duly elected and qualified. There are no family relationships among directors or persons nominated or chosen by the Company to become a director. The present term of office of each director will expire at the next annual meeting of stockholders. During the fiscal year ended September 30, 2005 the Board of Directors held 22 meetings. No director attended fewer than 75% of the total number of meetings. Outside directors received no cash compensation for their services; however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company. No officer of the Company receives any additional compensation for his services as a director, and the Company does not contribute to any retirement, pension, or profit sharing plans covering its directors.

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. All Directors are members of the Audit Committee. As of September 30, 2005, the members of the Compensation Committee were Vince Vellardita and Sandra Markham.


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


NONE

Effective April 2004, the Board of Directors appointed Tracey Eland as Treasurer and Secretary. Ms. Eland resigned and was replaced by Sandra Markham. Ms. Markham was appointed as Treasurer and Secretary effective July 22, 2005.



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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  &  MANAGEMENT
==============================================================================

The following table sets forth, as of January 11, 2006 the number and percentage of shares of common stock owned of record and beneficially by any "group" as that term is defined in Item 403 of Regulation S-B), person or firm that owns more than five percent (5%) of the Company's outstanding common stock (the Company's only class of voting securities).

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

CHANGES  IN  CONTROL
--------------------

To the best of the knowledge and belief of the Company, there are no arrangements, understandings, or other agreements relative to the disposition of the Company's securities, the operation of which would, at a subsequent date, result in a change in control of the Company.


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
=================================================

The aggregate fees billed by Armando C. Ibarra, Certified Public Accountants for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2005 and 2004, the review of the financial statements included in the Company's Forms 10-QSB and Forms 8K totaled $21,500 and $18,000 as follows:

                       2005        2004
Audit fees           $17,000     $15,000
Quarterly reviews    $ 4,500     $ 3,000

Total                $21,500     $18,000


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


SIGNATURE                  	TITLE                                  DATE
---------                  	-----                                  -----

By:  /s/Vince  Vellardita  	Chief Executive Officer, Pres. January 13, 2006
    --------------------   	Chairman  of  the  Board
        Vince  Vellardita

By:  /s/  Richard Shintaku,   Director               	       January 13, 2006
     ----------------------
          Richard  Shintaku

By:  /s/  Bonnie Nelson,    	Director                       January 13, 2006
     ---------------------
     Bonnie Nelson

By:  /s/  Sandra Markham   	Secretary and Treasurer        January 13, 2006
    ---------------------
          Sandra Markham
