Form 10QSB
period 2005-12-31
VALCOM, INC
filed 2006-02-22
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  FORM 10-QSB

                                  (Mark one)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL QUARTER ENDED December 31, 2005

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

                 YES  [  X  ]  NO  [  ]

As of December 31 the issuer had 49,046,766 shares of its $0.001 par value common stock outstanding.

UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In   the   opinion  of  management,  the  accompanying  consolidated  financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the three months ended December 31, 2005. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company").
Results for the three months ended December 31, 2005, are not necessarily indicative of the operations, which may occur during the year ending December 31, 2006. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005 for further information.

                                 VALCOM, INC.

                                 FORM 10-QSB

INDEX                                                                      Page
-----                                                                      ----
PART  I.    FINANCIAL  INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements:
           Condensed  Consolidated  Balance  Sheet  as  of
           December  31,  2005  (unaudited)                                4-5

           Condensed  Consolidated  Statements  of  Operations
           for the three month period ended December 31,
           2005  and  2004  (unaudited)                                    6-7

           Condensed Consolidated Statements of Cash Flows
           for the three month period ended December  31,2005
           and 2004  (unaudited)                                             8

           Notes  to  Condensed  Consolidated  Financial  State-
           ments (unaudited)                                       	  9-12

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations                 	    13

Item  3.   Disclosure  Controls  and  Procedures                   	    14


Part  II.   OTHER INFORMATION

Item  1.    Legal Proceedings                                               15

Item  2.    Changes in  Securities                                 	    15

Item  3.    Defaults Upon  Senior  Securities                      	    16

Item  4.    Submission of Matters to a Vote of Security Holders16

Item  5.    Other Information                                               16


SIGNATURES

           			VALCOM, INC. AND SUBSIDIARIES
             			  CONSOLIDATED BALANCE SHEET



                       ASSETS

                                                                          AS OF
                                                                       DECEMBER 31,
                                                                           2005
                                                                       (unaudited)
								       ------------

   CURRENT ASSETS
      Cash                          				       $      4,686
      Accounts receivable, net           				    114,723
      Prepaid expenses                    				     25,000
      Notes receivable                   				    490,190
								       ------------

        TOTAL CURRENT ASSETS             				    634,600

   NET PROPERTY & EQUIPMENT              				    106,840

   OTHER ASSETS
      Deposits                             				      8,350
      Other assets                    					  1,150,000
								       ------------

        TOTAL OTHER ASSETS             					  1,158,350
								       ------------

                     TOTAL ASSETS 				       $  1,899,790
								       ============

                             VALCOM, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS



                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          AS OF
                                                                       DECEMBER 31,
                                                                           2005
                                                                       (unaudited)
								       ------------

   CURRENT LIABILITIES
      Accounts payable                                                 $    540,984
      Accrued interest                                                       49,064
      Accrued expenses                                                       20,000
      Deferred income
      Due to related parties                                                338,744
      Notes payable                                                         702,278
								       ------------
        TOTAL CURRENT LIABILITIES                                         1,651,069

   LIABILITIES SUBJECT TO COMPROMISE
       Mortgage payable                                                           -
       Long term loans                                                            -
								       ------------
        TOTAL LIABILITIES                                                         -
								       ------------


   TOTAL LIABILITIES                                                      1,651,069

   STOCKHOLDERS' EQUITY
      Convertible preferred stock: all with par value of $0.001;
        shares authorized and outstanding as of September 30,
        2005 and 2004 are as follow:
         Series B, 1,000,000 shares authorized; 38,000 shares issued
           and outstanding.                                                      38
         Series C, 15,000,000 shares authorized; 10,517,000
           shares issued and outstanding as of December 31, 2005             10,517

      Common stock ($0.001 par value, 100,000,000 shares authorized;
           41,883,717 and  28,119,449 shares issued and  outstanding
           as of September 30, 2005 and 2004, respectively)                  44,664
      Treasury stock                                                            (35)
      Additional paid-in capital                                         10,895,780
      Retained (deficit)                                                (10,702,243)
								       ------------
        TOTAL STOCKHOLDERS' EQUITY                                          248,721
								       ------------
   TOTAL LIABILITIEs
	& STOCKHOLDERS' EQUITY                         		       $  1,899,790
								       ============


    See accompanying notes to the condensed consolidated financial statements


					-5-





                            VALCOM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      3 MONTH PERIOD ENDED
                                                 DECEMBER 31,      DECEMBER 31,
                                                     2005              2004
                                                 (unaudited)       (unaudited)
						-------------	 --------------

   REVENUES
      Rental income                             $      31,275    $      173,372
      Production income                             1,770,134            62,039
      Other income                                          -             5,000
						-------------	 --------------
   TOTAL REVENUES                                   1,801,409           240,411

   COSTS AND EXPENSES
      Production                                    1,712,514            47,786
      Selling and promotion                            63,908            12,062
      Depreciation and amortization                     8,650            26,253
      General and administrative                      259,670           617,634
      Consulting and professional fees                110,007           517,312
      Bad debts                                             -                 -
						-------------	 --------------
   TOTAL COSTS AND EXPENSES                         2,154,749         1,221,047
						-------------	 --------------
   OPERATING LOSS                                   (353,340)         (980,636)

                                           -6-
   OTHER INCOME & (EXPENSES)

      Interest expense                               (15,694)           (4,494)
      Gain on sale of assets                                -                 -
      Interest Income                                   3,125                 -
      Other income                                      9,016            25,686
						-------------	 --------------
   TOTAL OTHER INCOME & (EXPENSES)                    (3,553)            21,192
						-------------	 --------------
   NET LOSS                                     $    (356,893)   $     (959,444)
						=============	 ==============

   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE  $       (0.01)   $        (0.27)
						=============	 ==============


   WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      42,454,473    $   31,501,469
						=============	 ==============


    See accompanying notes to the condensed consolidated financial statements

					     -7-






                                                VALCOM, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              3 MONTH PERIOD ENDED
                                                                          DECEMBER 30,   DECEMBER 31,
                                                                              2005           2004
                                                                          (unaudited)    (unaudited)
									  ------------	 ------------

   CASH FLOWS FROM OPERATING ACTIVITIES

       Net (loss)                                                         $   (356,893)  $   (959,444)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Accrued interest expense                                               15,694
         Depreciation expense                                                    8,650         26,253
         Stock issued for services & compensation                               67,419        547,781
      Changes in operating assets and liabilities:
         Receivables                                                          (27,103)          2,135
         Note receivables                                                    (490,190)
         Production in Progress                                                               (3,397)
         Prepaid Expenses                                                     (25,000)              -
         Accounts payable and accrued expenses                                  15,505        172,290
									  ------------	 ------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (791,919)      (214,382)

   CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property plant and equipment                          (20,068)       (25,698)
         Proceeds from sale of fixed assets                                          -              -
									  ------------	 ------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (20,068)       (25,698)

   CASH FLOWS FROM FINANCING ACTIVITIES

        Principal repayment of notes payable                                  (68,693)              -
        Preferred stock issued for cash                                              -              -
        Common tock issued for cash                                            248,000         48,090
        Principal borrowings on notes                                          290,298        176,664
        Net borrowings from related parties                                     70,788         16,000
									  ------------	 ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    540,393        240,754
									  ------------	 ------------
        NET INCREASE (DECREASE) IN CASH                                       (271,594)           674
									  ------------	 ------------
        CASH AT BEGINNING OF YEAR                                              276,280         21,468

        CASH AT END OF YEAR                                               $      4,686 	 $     22,142
									  ============	 ============

        SUPPLEMENTAL  CASH FLOW DISCLOSURES:

        Cash paid during period for interest                              $          -   $      4,494
									  ============	 ============
        Cash paid during period for taxes                                 $          -   $          -
									  ============	 ============


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

1.  STUDIO  RENTAL.

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

ValCom Inc. entered into a production agreement with entertainment industry billion dollar producer Jeff Franklin who also joins ValCom's Strategic Advisory Board. Franklin has brought in more than $2 billion in domestic box office sales and with the addition of the film division.Mr. Franklin is one of producers of the theatrical feature, "Casper" and is executive producer on "Kull, The Conqueror," "Cold Around The Heart," "Stuart Little," and "Stuart Little 2."




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


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 42,454,473 for the three months ended December 31, 2005 and 31,504,469 for the three ended December 31, 2004, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.


NOTE 3.  PROPERTY AND EQUIPMENT
==================================

Property and equipment consists of the following at:

                                 December     September
                                 31,2005      30, 2005
                               ----------  ------------
Building Improvements              4,500          4,500
Production Equipment              68,708         68,708
Leasehold Improvements            62,677         62,677
Autos and Trucks                  33,971         33,971
Office Furniture and Equipment    44,814         47,814
Video Equipment                  181,877        279,021
Recording Studio                  17,068           -
                               ---------    -----------
                                 416,615        396,547
Less: accumulated depreciation  (309,775)      (301,125)
                               ---------    -----------
Net book value . . . . . . .    $106,840     $3,539,513
                              ==========    ===========

Depreciation expense for the periods ended December 31, 2005 and September 30, 2005 was $8,650 and $92,001, respectively.


NOTE 4. CONVERTIBLE NOTES PAYABLE
=================================

The following are convertible notes issued in 2004. All of these notes incur interest at 8% per annum with different due dates. All related interest has been accrued and reflected in the financial statements.


2. AJW Partner             34,453
                         --------
3. AJW Partner             85,000
                         --------
4. AJW Qualified           94,746
                         --------
5. AJW Off Shore           79,672
                         --------
6. Darrin Ocasio          294,000
                         --------
7. Sin City                25,000
                         --------
6. Jeff Gleckman           11,500
                         --------
7. Condor Financial        39,980
                         --------
8. New Millenium Capital    6,460
                         --------
                         $670,811
                         ========
                                      -10-








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




NOTE  6  RELATED  PARTY  TRANSACTIONS
-------------------------------------
Mr. Vince Vellardita, CEO is owed 281,445 from advances, cash and accrued wages from the Company as of December 31, 2005.



NOTE  7  STOCKHOLDERS'  EQUITY
------------------------------

(A)  CONVERTIBLE  PREFERRED  STOCK
----------------------------------
On December 31,  2005,  the  Company  had three series of convertible Preferred
Stock: B,  C,  and  D.

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

With respect to rights on liquidation, Series B, C, and D Preferred Stock shall rank senior to the common stock, but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock. Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. No dividends have been declared by the Board of Directors for any of the Series of convertible Preferred Stock for the three months ended December 31, 2005.


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
Warrants  exercised  during the period                            0
Warrants  expired  during  the  period                            0
Warrants  outstanding  as  of  June  30, 2004               300,000



                                      -11-


                         VALCOM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(B)  COMMON  STOCK
-----------------

COMMON STOCK ISSUED

During   the  three  months  ended  December  31,  2005,  the   Company  issued
750,000  shares of common   stock   in  lieu  of  compensation  for  legal  and
consulting services performed. The value of the legal and consulting services performed totaled approximately $42,500, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2004, the Company issued 25,000 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $1,250, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2004, the Company issued 810,000 shares of common stock pursuant to its private placement memorandum in exchange for $198,000 in cash.

During  the   three  months  ended  December  31,  2004,  the  Company   issued
1,495,269 shares of common  stock  to  convert  $89,669  in  liabilities.



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

On   June 10,2004,   Laurus  had the Property sold.   At  this  sale,  Laurus
claimed that  its  senior  note had a balance of $7,407,873 and its junior note a balance of $2,405,093. Virtually all of the disputed penalties, along with a disproportionate share of disputed legal fees and expenses, were incorporated into the junior balance, while the senior included the
$6,565,998 million subrogated from the Finance claim. The sale was conducted through the junior note, and the Property was sold for $2.9 million to a third party. An affiliate of this third party then purchased the senior note directly from Laurus, without a second sale. As a result of the Bankruptcy Court's order and the subsequent trustee's sale of the Property, neither VEI nor ValCom are subject to any further liabilities on account of the notes and deeds of trust previously held by Finance and Laurus. Even though the senior note still technically exists, it has been rendered non-recourse by the Bankruptcy Court's order, and could only be enforced against the Property itself (which no longer belongs to VEI). Any liability owed to the third party, which purchased the Property with regard to the rents collected for June 2004, has been resolved by settlement with that party.

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

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The case has been settled as of November 2005.
                                      -12-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PLAN OF OPERATION

As of December 31, 2005, ValCom, Inc. operations were comprised of four divisions:
STUDIO RENTAL

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

FILM PRODUCTION DIVISION

In addition to producing our own television and motion picture programming, we have an exclusive facilities agreement in place for productions in Los Angeles County for a three-year term with Woody Fraser / Woody Fraser Productions.

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

ValCom Inc. entered into a production agreement with entertainment industry billion dollar producer Jeff Franklin who also joins ValCom's Strategic Advisory Board. Franklin has brought in more than $2 billion in domestic box office sales and with the addition of the film division.Mr. Franklin is one of producers of the theatrical feature, "Casper" and is executive producer on "Kull, The Conqueror," "Cold Around The Heart," "Stuart Little," and "Stuart Little 2."


ANIMATION

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

RESULTS  OF  OPERATIONS


THREE  MONTHS  ENDED  December 31, 2005  VS.  December 31, 2004
-----------------------------------------------------------

Revenues  for  the  three  months December 31, 2005  increased  by   $1,560,997
or 649% from $240,411 for the three months ended December 31, 2004 to $1,801,409 for the same period in 2005. The increase in revenue was principally due to increased production revenues associated with the Valcom's activities.

Production costs for the three months ended December 31, 2005 increased by $1,664,728 from $47,786 for the three months ended December 31, 2004 to $1,712,514 for the same period in 2005. The increase in production costs was principally due to increased production associated with Valcom Productions.

Depreciation   and   amortization  expense  for the three months ended December
31,  2005  decreased   by  $17,603 or 67.05% from $26,253 for the three  months
ended December 31, 2004  to  $8,650  for  the  same  period  in  2005.

General and administrative expenses for the three months ended December 31, 2005 decreased by $257,964 or 41.77% from $617,634 for the three months ended December 31, 2004 to $359,670 for the same period in 2005. The decrease was due principally to decreased personnel costs for the new projects.

Consulting and professional fees for the three months ended December 31, 2005 decreased by $326,974 or 63.21% from $517,312 for the three months ended December 31, 2004 to $190,338 for the same period in 2005. The decrease was due principally to decreases in use of professionals.

Interest expense for the three months ended December 31, 2005 increased by $11,200 or 249.22% from $4,494 for the three months ended December 31, 2004 to $15,694 for the same period in 2005. The increase was due principally to the increase in notes payables.

Due to the factors  described  above,  the  Company's  net  loss  decreased by
$422,220   from    $959,444  for  the  three months ended December 31, 2004 to
$537,224 for the same period  in  2005.



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

September 22, 2005, ValCom Inc. entered into a production agreement with entertainment industry billion dollar producer Jeff Franklin who also joins ValCom's Strategic Advisory Board. Franklin has brought in more than $2 billion in domestic box office sales and with the addition of the film division. Mr. Franklin is one of producers of the theatrical feature, "Casper" and is executive producer on "Kull, The Conqueror," "Cold Around The Heart," "Stuart Little," and "Stuart Little 2."

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

ValCom, Inc. entered a joint venture in February, 2006 with entertainment giant, Stan Lee's POW! Entertainment. POW! (Purveyors of Wonder) Entertainment, Inc. is founded by world famous comic book icon Stan Lee, together with Gill Champion and Arthur Lieberman. POW's principals combined have over a hundred years experience creating, producing, and licensing original intellectual properties. POW! specializes in franchises for the entertainment industry, including animation and live-action feature films, plus television, DVDs, video games, merchandising, and related ancillary markets.
POW! partners with studios and networks in creating new and exciting characters. In some cases, POW! creates 'custom - tailored' properties for a specific star or director.

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero.A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man(R)(a), The Hulk(R)(a), and the X-Men(R)(a), have spun off into television programs and feature films tha have grossed hundreds of millions of dollars at the box office.

On February 9, 2006 ValCom, Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture Kutash will undertake is a theater production called 'Headlights and Tailpipes' that will be unveiled at a major Las Vegas hotel and casino. In heading up this division, Kutash will be responsible for developing and directingnew productions and live theatrical events throughout the world. Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field.

Several large-scale productions put Kutash on the map for live entertainment including the first rock n' roll revue 'Good Ol' Rock n' Roll,' 'Dancin' Machine' and most notably 'Splash,' which recently celebrated its 20 year anniversary. Kutash received accolades for the choreography he staged for John Travolta's appearance in the film 'Saturday Night Fever.' Kutash continued staging and began co-producing television for ABC, NBC, CBS, Viacom and Filmways. His television work garnered an Emmy(R) and Golden Globe(R) for his participation on 'Taxi,' and was responsible for staging the 20th Anniversary Grammy(R) Awards. He has spent the last several years commuting to and from Europe on a regular basis, coordinating international talent, music, theatrical, and television productions.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $356,893 and a negative cash flow from operations of $271,594 for the three months ended December 31, 2005, a working capital deficiency of $1,106,857 and an accumulated deficit of $10,882,574 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $4,686 on December 31, 2005 compared to $22,142 as at December 31, 2004. During the three months ended December 31, 2005, net cash used by operating activities totaled $815,588 compared to net cash used by operating activities of $214,382 for the comparable three - month period in 2004. A significant portion of operating activities included payments for interest and production development costs. Net cash used by financing activities for the three months ended December 30,2005 totaled $564,062compared to $240,754 for the comparable three-month period in 2004.

The above cash flow activities yielded a net cash decrease of $271,594 during the three months ended December 31, 2005 compared to a increase of $674 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $936,801 as of December 31,2005. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

                                      -13-

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


ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------

(A) PREFERRED STOCK:

On January 24 Company issued 4,000,000 shares of C preferred Stock in lieu of cash payment.

(B)  COMMON  STOCK
------------------


During   the  three  months  ended  December  31,  2005,  the  Company  issued
750,000 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $42,500, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2004, the Company issued 25,000 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $1,250, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2004, the Company issued 810,000 shares of common stock pursuant to its private placement memorandum in exchange for $198,000 in cash.

During   the   three  months  ended  December  31, 2004,  the  Company  issued
1,495,269 shares of common  stock  to  convert  $89,669  in  liabilities.


                                      -15-


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

Not  applicable


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

Not  applicable


ITEM  5.  OTHER  INFORMATION
----------------------------


ITEM  5.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(A) Exhibits

31.1 Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2 Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350.



The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending September 30, 2005.

(B)  REPORTS  ON  FORM  8-K

                                      -16-








                                   SIGNATURES
                                   ----------

In  accordance  with  the  requirements of the Securities Exchange Act of 1934,
the registrant  caused  this   report   to  be  signed  on  its  behalf  by the
undersigned, thereunto  duly  authorized.

                                  VALCOM, INC.
                                  Date:  February 20,  2006

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


Signature                       Title                	 Date
---------                       -----                	 ----

BY:  /s/  Vince  Vellardita     CEO/President 		 February 20, 2006
---------------------------	Chairman of the Board
Vince  Vellardita


BY:  /s/  Sandy Markham         Secretary    		 February 20, 2006
-----------------------   	(Principal Accounting Officer)
Sandy Markham