Form 10QSB/A
period 2005-12-31
VALCOM, INC
filed 2006-02-23
CIK 1013453

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

                 YES  [  X  ]  NO  [  ]

As of February 17, 2006 the issuer had 51,066,435 shares of its $0.001 par value common stock outstanding.

UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In   the   opinion  of  management,  the  accompanying  consolidated  financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the three months ended December 31, 2005. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended December 31, 2005, are not necessarily indicative of the operations, which may occur during the year ending December 31, 2006. Refer to the Company's Annual Report on Form 10- KSB for the year ended September 30, 2005 for further information.

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

2.  FILM, PRODUCTION DIVISION.

In  addition  to producing our own television and motion  picture  programming, we have an exclusive three-year term facilities agreement in place for productions in Los Angeles County with Woody Fraser of Woody Fraser Productions. A joint venture agreement was entered into between
ValCom Inc and Woody Fraser Productions and Woody Fraser on January 1, 2001.According to the contract Woody Fraser Productions and Woody Fraser are responsible for developing, selling and producing various Television and Film series and the developing expenses are to be borne by ValCom Inc. The net profit participation to be ValCom Inc 75% and WPF together with Fraser 25%.The revenues for year ending Sept. 30, 2002 was around $7 million. The revenues for year ending September 30, 2003 were negligible as Woody Fraser was unable to obtain any production orders. The joint venture Agreement between the parties was terminated on April 10, 2003 and was replaced by an exclusive facilities agreement for productions in Los Angeles County for a three-year term with Woody Fraser/Woody Fraser Productions. The future outlook for this business is uncertain and will entirely depend on Woody Fraser's ability to obtain production contracts.

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


NOTE 3.  PROPERTY AND EQUIPMENT
==================================

Property and equipment consists of the following at:

                                 December     September
                                 31, 2005      30, 2005
                               ----------  ------------
Building Improvements              4,500          4,500
Production Equipment              68,708         68,708
Leasehold Improvements            62,677         62,677
Autos and Trucks                  33,971         33,971
Office Furniture and Equipment    44,814         47,814
Video Equipment                  181,877        279,021
Recording Studio                  17,068           -
                               ----------   -----------
                                 416,615        396,547
Less: accumulated depreciation  (309,775)      (301,125)
                                ----------  -----------
Net book value . . . . . . .    $106,840     $3,539,513
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


1. AJW Partner             34,453
                         --------
2. AJW Partner             85,000
                         --------
3. AJW Qualified           94,746
                         --------
4. AJW Off Shore           79,672
                         --------
5. New Millenium Capital    6,460
                         --------
                         $300,331
                         ========
                                      -10-

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

On September 27, 2005,ValCom, Inc. signed a letter of intent to acquire Digital Animation Media, Ltd., a privately held Irish corporation headquartered in Dublin, Ireland. Digital Animation Media, Ltd., one of the premier independent animation companies in Europe and a provider of animation software to other production companies worldwide. With its production capability and proprietary technology, the company is well positioned to take advantage of the growth in existing animation markets as well as a burgeoning market for wireless animation tools and content with clients such as Disney, Warner and The New Zoo Revue.

ValCom, Inc. entered a joint venture in February, 2006 with entertainment giant, Stan Lee's POW! Entertainment. POW! (Purveyors of Wonder) Entertainment, Inc. is founded by Stan Lee, together with Gill Champion and Arthur Lieberman. POW's principals combined have over a hundred years experience creating, producing, and licensing original intellectual properties. POW! specializes in franchises for the entertainment industry, including animation and live-action feature films, plus television, DVDs, video games, merchandising, and related ancillary markets. POW! partners with studios and networks in creating new and exciting characters. In some cases, POW! creates 'custom-tailored' properties for a specific star or director.

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man(R)(a), The Hulk(R)(a), and the X-Men(R)(a), have spun off into television programs and feature films that have grossed hundreds of millions of dollars at the box office.

On February 9, 2006 ValCom, Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture Kutash will undertake is a theater production called 'Headlights and Tailpipes' that will be unveiled at a Las Vegas hotel and casino. In heading up this division, Kutash will be responsible for developing and directing new productions and live theatrical events throughout the world. Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field.


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

Cash totaled $4,686 on December 31, 2005 compared to $22,142 as at December 31, 2004. During the three months ended December 31, 2005, net cash used by operating activities totaled $815,588 compared to net cash used by operating activities of $214,382 for the comparable three-month period in 2004. A significant portion of operating activities included payments for interest and production development costs. Net cash used by financing activities for the three months ended December 30,2005 totaled $564,062 compared to $240,754 for the comparable three-month period in 2004.

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


ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES
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


                                      -15-


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

Not  applicable


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

Not  applicable


ITEM  5.  OTHER  INFORMATION
----------------------------

Not  applicable


ITEM  6.  EXHIBITS
-------------------------------------------

(A) Exhibits

31.1Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350.

32.2Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350.




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

                                  VALCOM, INC.
                                  Date:  February 22, 2006

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


Signature                       Title                Date
---------                       -----                ----

BY:  /s/  Vince  Vellardita    CEO/President  February 22, 2006
---------------------------Chairman of the Board
Vince  Vellardita


BY:  /s/  Sandy Markham        Secretary    February 22, 2006
-----------------------   (Principal Accounting Officer)
Sandy Markham