Form 10QSB
period 2006-03-31
VALCOM, INC
filed 2006-05-22
CIK 1013453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  FORM 10-QSB

                                  (Mark one)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL QUARTER ENDED March 31, 2006

                                      or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission file Number 0-28416

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of May 18, 2006 the issuer had 68,107,506 shares of its $0.001 par value common stock outstanding.




UNAUDITED  INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In   the   opinion  of  management,  the  accompanying  consolidated  financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of
ValCom,   Inc.   and subsidiaries  as  of March 31, 2006 and the results  of
their operations   and   their   cash    flows   for  the  three  months  ended
March 31, 2006.   These  consolidated financial  statements    include   the
accounts  of ValCom,  Inc.  and   its  subsidiary  companies   (together   "the
Company"). Results   for   the three  months  ended  March 31, 2006,   are
not necessarily indicative of the operations, which may occur during the year ending December 31, 2006. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005 for further information.





                                 VALCOM, INC.

                                 FORM 10-QSB

INDEX                                                                      Page
-----                                                                      ----
PART  I.    FINANCIAL  INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements:
           Condensed  Consolidated  Balance  Sheet  as  of
           March  31,  2006  (unaudited)                                   4-5

           Condensed  Consolidated  Statements  of  Operations
           for the three month period ended March 31,
           2006 and  2005  (unaudited)                                     6-7

           Condensed Consolidated Statements of Cash Flows
           for the three month period ended March  31,2006
           and 2005  (unaudited)                                             8

           Notes  to  Condensed  Consolidated  Financial  State-
           ments (unaudited)                                              9-12

Item  2.   Management's  Discussion  and  Analysis
           and  Plan  of  Operation                                         13

Item  3.   Controls  and  Procedures                                        14


Part  II.   OTHER INFORMATION

Item  1.    Legal Proceedings                                               15

Item  2.    Unregistered Sales of Equity Securities and
          Use of Proceeds                                                   15

Item  3.    Defaults Upon  Senior  Securities                               16

Item  4.    Submission of Matters to a Vote of Security Holders             16

Item  5.    Other Information                                               16

Item 6.     Exhibits


SIGNATURES


                          VALCOM, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


			ASSETS

							   AS OF
							 MARCH 31,
							   2006
						        (unaudited)
							------------
   CURRENT ASSETS
      Cash						$     83,536
      Accounts receivable, net				     131,339
      Prepaid expenses                                        25,000
      Notes receivable                                       474,000
                                                        ------------

        TOTAL CURRENT ASSETS                                 713,876

   NET PROPERTY & EQUIPMENT                                  122,520

   OTHER ASSETS
      Deposits                                                 8,350
      Other assets                                         1,150,000
                                                        ------------

        TOTAL OTHER ASSETS                                 1,158,350
                                                        ------------

                     TOTAL ASSETS               	$  1,994,745
                                                        ============



                             VALCOM, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS



                          LIABILITIES AND STOCKHOLDERS' EQUITY


							   AS OF
							 MARCH 31,
							   2006
						        (unaudited)
							------------
   CURRENT LIABILITIES
      Accounts payable					$    878,827
      Accrued interest					      28,111
      Accrued expenses					      20,000
      Deferred income
      Due to related parties 				     621,106
      Notes payable					     847,147
							------------
        TOTAL CURRENT LIABILITIES			   2,395,192

   LIABILITIES SUBJECT TO COMPROMISE
       Mortgage payable						   -
       Long term loans						   -
							------------
        TOTAL LIABILITIES SUBJECT TO COMPROMISE			   -
                     					------------

   TOTAL LIABILITIES					   2,395,192

   STOCKHOLDERS' EQUITY
      Convertible preferred stock: all with par
        value of $0.001; shares authorized and
        outstanding as of September 30,2005 and
        2004 are as follow:
	 Series B, 1,000,000 shares authorized;
           38,000 shares issued and outstanding.		  38
         Series C, 15,000,000 shares authorized;
           10,517,000 shares issued and outstanding
	   as of December 31, 2005			      10,517

      Common stock ($0.001 par value, 100,000,000
        shares authorized;44,963,986 shares issued
        and  outstanding as of December 30, 2005 	      60,614
      Treasury stock						 (35)
      Additional paid-in capital			  12,431,212
      Retained (deficit)				 (12,902,793)
							------------
        TOTAL STOCKHOLDERS' EQUITY			    (400,447)
							------------
   TOTAL LIABILITIEs
       & STOCKHOLDERS' EQUITY				$  1,994,745
                                            		============



    See accompanying notes to the condensed consolidated financial statements

                            VALCOM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      3 MONTH PERIOD ENDED
						-------------------------------
                                                   MARCH 31,         MARCH 31,
                                                     2006              2005
                                                 (unaudited)       (unaudited)
                                        	-------------    --------------
   REVENUES
      Rental income                             $     131,930    $      436,711
      Production income                             1,974,883           126,031
      Other income                                        350             5,000
                                        	------------- 	 --------------
   TOTAL REVENUES                                   2,107,163           567,742

   COSTS AND EXPENSES
      Production                                    2,597,382            88,314
      Selling and promotion                            72,066            29,608
      Depreciation and amortization                    17,300            30,583
      General and administrative                      709,049           992,050
      Consulting and professional fees                979,672           517,312
      Bad debts                                             - 	       (321,395)
                                        	-------------    --------------
   TOTAL COSTS AND EXPENSES                         4,395,226         1,336,472
                                        	-------------    --------------
   OPERATING LOSS                                  (2,288,063)        1,336,472

   OTHER INCOME & (EXPENSES)

      Interest expense                               (31,388)		 (7,038)
      Other expense                                 (275,311)     	      -
      Interest Income                                      -                  -
      Other income                                    37,319             28,971
                                        	------------- 	 --------------
   TOTAL OTHER INCOME & (EXPENSES)                  (269,380)            21,933
                                        	-------------    --------------
   NET LOSS                                     $ (2,557,443)    $     (746,797)
                                        	=============    ==============

   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE  $      (0.06)    $        (0.02)
                                        	=============    ==============


   WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      42,454,473    $   33,564,277
                                        	=============    ==============

    See accompanying notes to the condensed consolidated financial statements




                           VALCOM, INC. AND SUBSIDIARIE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      3 MONTH PERIOD ENDED
						-------------------------------
                                                   MARCH 31,        MARCH 31,
                                                     2006             2005
                                                 (unaudited)      (unaudited)
                                        	------------- 	--------------
   CASH FLOWS FROM OPERATING ACTIVITIES

       Net (loss)				$  (2,557,443)	$     (746,797)
       Adjustments to reconcile net loss to
        net cash (used in) provided by
	operating activities:
         Accrued interest expense		       17,345		     -
         Depreciation expense			       17,300	        30,583
        Bad Debt Expense                               19,757            5,697
        Stock issued for settlements                  275,311		     -
        Stock issued for services & compensation      540,708          550,866
        Preferred stock issued for services &
	 compensation				      200,000		     -
      Changes in operating assets and liabilities:
         Receivables				      (63,477)		 2,759
         Note receivables			     (474,000)		     -
         Production in Progress				    -   	(3,397)
         Prepaid Expenses			      (25,000)		     -
         Accounts payable and accrued expenses        358,608	       174,896
						 ------------	  ------------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES			   (1,690,890)		14,607

   CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property plant and
	  equipment			              (44,442)		     -
        Disposition of property and equipment		    -         (347,093)
                                                 ------------     ------------
   NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES  			      (44,442)	      (347,093)

   CASH FLOWS FROM FINANCING ACTIVITIES

        Principal repayment of notes payable		    - 		     -
        Preferred stock issued for cash                     -		     -
       Cash proceeds from sale of stock                     -           93,673
        Common stock issued for cash		      198,000 		     -
        Principal borrowings on notes                 913,922	       249,813
        Net borrowings from related parties           430,667 	        16,550
                                                 ------------     ------------
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES  		            1,542,589	       360,036
                                                 ------------     ------------
   NET INCREASE (DECREASE) IN CASH                   (192,744)          27,550
                                                 ------------     ------------
        CASH AT BEGINNING OF YEAR                     276,280	        49,018

        CASH AT END OF YEAR			 $     83,536     $     27,540
                                                 ============     ============

   SUPPLEMENTAL  CASH FLOW DISCLOSURES:

        Cash paid during period for interest	 $          -     $      7,038
                                                 ============     ============
        Cash paid during period for taxes        $          -     $          -
                                                 ============     ============
        Stock issued for services                $    540,708     $	     -
                                                 ============     ============
        Stock issued for note conversions &
	 settlements    			 $    275,311     $	     -
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

2.  FILM, PRODUCTION DIVISION.

ValCom, Inc. entered a joint venture with entertainment giant, Stan Lee's POW! Entertainment. POW! (Purveyors of Wonder) Entertainment, Inc. is founded by Stan Lee, together with Gill Champion and Arthur Lieberman. POW's principals combined have over a hundred years experience creating, producing, and licensing original intellectual properties. POW! specializes in franchises for the entertainment industry, including animation and live-action feature films, plus television, DVDs, video games, merchandising, and related ancillary markets. POW! partners with studios and networks in creating new and exciting characters. In some cases, POW! creates `custom-tailored' properties for a specific star or director.

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man{reg-trade-mark} (a), The Hulk{reg-trade-mark} (a), and the X-Men{reg-trade-mark} (a), have spun off into television programs and feature films that have grossed hundreds of millions of dollars at the box office.

3.  LIVE THEATRE.

February 9, 2006, ValCom Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture, a theatre production called "Headlights and Tailpipes" opened at the Las Vegas Stardust Casino and Hotel on April 3, 2006.

Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field.

Several large-scale productions put Kutash on the map for live entertainment including the first rock n' roll revue "Gold Ol' Rock n' Roll," "Dancin' Machine" and most notably "Splash," which recently celebrated its 20 year anniversary. Kutash received accolades for the choreography he staged for John Travolta's appearance in the film "Saturday Night Fever." Kutash continued staging and began co-producing television for ABC, NBC, CBS, Viacom and Filmways. His television work garnered an Emmy{reg-trade-mark} and Golden Globe{reg-trade-mark} for his participation on "Taxi", and was responsible for staging the 20th Anniversary Grammy{reg-trade-mark} Awards. He has spent the last several years commuting to and from Europe on a regular basis, coordinating international talent, music, theatrical, and television productions.

4.  ANIMATION DIVISION.

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

5.  BROADCAST  TELEVISION.

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

The audited consolidated financial statements of the Company for the year ended September 30, 2005 were filed on February 22, 2006, with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation has been included. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

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


IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------
Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal As per Court order dated June 3, 2004 and based on the deed of trust bearing instrument nos. 99-2400871, 02-1209820 and 02-1209821, the property belonging to VEI, as defined in the instruments was auctioned for sale. The properties which were valued at Land $7,392,292 Building $4,028,785 and Building improvements $1,154,406 and Accumulated Depreciation of $1,294,088 were sold to repay the obligations to Laurus (Laurus having paid the obligations owed to Finance Unlimited) under Trust Sale Nos: 8413-40 and 8414-30.Consequently the loss incurred due to this sale was recorded as $1,405,656 under the heading "Impairment of Property and Equipment" in the Profit and loss account of VEI ending June 30, 2004.


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


GOING  CONCERN
--------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss to date of $2,557,443 and a working capital deficiency of $1,681,316 and an accumulated deficit of $12,902,793 at March 31, 2006.

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

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended March 31, 2006, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.



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


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE
----------------------------------------

The Company's net loss per share was calculated using weighted average shares outstanding of 42,454,473 for the six months ended March 31, 2006 and 33,564,277 for the six months ended March 31, 2005, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.


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


NOTE 4. CONVERTIBLE NOTES PAYABLE
=================================

The  following  are  notes  issued  as of March 31, 2006.   All  of these notes
incur interest at 10% per annum with different due dates. All related interest has been accrued and reflected in the financial statements.


1.  Vince Vellardita      $360,000
2.  ICAG, Inc.            $125,000
3.  Condor Financial      $ 40,000


			VALCOM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE  5  LITIGATION
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

On October 5, 2004, Valcom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by Valcom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. Valcom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit. The trial date has been set for July 17, 2006.

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

On October 5, 2004, Valcom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by Valcom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. Valcom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit. The trial date has been set for July 17, 2006.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PLAN OF OPERATION

As of March 31, 2006, ValCom, Inc. operations were comprised of five divisions:

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

FILM PRODUCTION DIVISION

ValCom, Inc. entered a joint venture with entertainment giant, Stan Lee's POW! Entertainment. POW! (Purveyors of Wonder) Entertainment, Inc. is founded by Stan Lee, together with Gill Champion and Arthur Lieberman. POW's principals combined have over a hundred years experience creating, producing, and licensing original intellectual properties. POW! specializes in franchises for the entertainment industry, including animation and live-action feature films, plus television, DVDs, video games, merchandising, and related ancillary markets. POW! partners with studios and networks in creating new and exciting characters. In some cases, POW! creates `custom-tailored' properties for a specific star or director.

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man{reg-trade-mark} (a), The Hulk{reg-trade-mark} (a), and the X-Men{reg-trade-mark} (a), have spun off into television programs and feature films that have grossed hundreds of millions of dollars at the box office.

LIVE THEATRE DIVISION

February 9, 2006, ValCom Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture, a theatre production called "Headlights and Tailpipes" opened at the Las Vegas Stardust Casino and Hotel on April 3, 2006.

Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field.

Several large-scale productions put Kutash on the map for live entertainment including the first rock n' roll revue "Gold Ol' Rock n' Roll," "Dancin' Machine" and most notably "Splash," which recently celebrated its 20 year anniversary. Kutash received accolades for the choreography he staged for John Travolta's appearance in the film "Saturday Night Fever." Kutash continued staging and began co-producing television for ABC, NBC, CBS, Viacom and Filmways. His television work garnered an Emmy{reg-trade-mark} and Golden Globe{reg-trade-mark} for his participation on "Taxi", and was responsible for staging the 20th Anniversary Grammy{reg-trade-mark} Awards. He has spent the last several years commuting to and from Europe on a regular basis, coordinating international talent, music, theatrical, and television productions.

ANIMATION DIVISION

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


SIX  MONTHS  ENDED  MARCH 31, 2006  VS.  MARCH 31, 2005
-----------------------------------------------------------

Revenues for the six months March 31, 2006 increased by $1,539,421 or 271% from $567,742 for the six months ended March 31, 2005 to $2,107,163 for the same period in 2006. The increase in revenue was principally due to increased production revenues associated with the Valcom's activities.

Production   costs    for   the   six   months   ended   March 31, 2006
increased by $2,509,068 from $30,583 for the six months ended March 31, 2005 to $2,597,382 for the same period in 2006. The increase in production costs was principally due to increased production associated with Valcom Productions.

Depreciation   and   amortization  expense  for the six months ended  March 31,
2006 decreased   by   $13,283  or  43.4% from $30,583 for the six months  ended
March 31, 2005  to  $17,300  for  the  same  period  in  2006.

General and administrative expenses for the six months ended March 31, 2006 decreased by $283,001 or 28.5% from $992,050 for the six months ended March 31, 2005 to $709,049 for the same period in 2006. The decrease was due principally to decreased personnel costs for the new projects.

Consulting and professional fees for the six months ended March 31, 2006 increased by $462,360 or 89.4% from $517,312 for the six months ended March 31, 2005 to $979,672 for the same period in 2006. The increase was due principally to increases in use of professionals.

Interest expense for the six months ended March 31, 2006 increased by $24,350 or 345.98% from $7,038 for the six months ended March 31, 2005 to
$31,388 for the same period in 2006. The increase was due principally to the increase in notes payables.

Due to the factors  described  above,  the  Company's  net  loss  increased  by
$1,810,646  from    $746,797    for   the   six  months ended March 31, 2005 to
$2,557,443 for the same period  in  2006.

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

On September 27, 2005, ValCom, Inc. signed a letter of intent to acquireDigital Animation Media, Ltd., a privately held Irish corporation headquartered in Dublin, Ireland. Digital Animation Media, Ltd., one of the premier independent animation companies in Europe and a provider of animation software to other production companies worldwide. With its production capability and proprietary technology, the company is well positioned to take advantage of the growth in existing animation markets as well as a burgeoning market for wireless animation tools and content with clients such as Disney, Warner and The New Zoo Revue.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $2,557,443 and a negative cash flow from operations of $1,690,890 for the six months ended March 31, 2006, a working capital deficiency of $1,681,316 and an accumulated deficit of $12,902,793 at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $83,536 on March 31, 2006 compared to $49,018 as at March 31, 2005. During the six months ended March 31, 2006, net cash used by operating activities totaled $1,690,890 compared to net cash provided by operating activities of $14,607 for the comparable six-month period in 2005. A significant portion of operating activities included payments for interest and production development costs. Net cash used by financing activities for the six months ended March 31 ,2006 totaled $1,542,589 compared to $1,360,036 for the comparable six-month period in 2005.

The above cash flow activities yielded a net cash decrease of $192,744 during the six months ended March 31, 2006 compared to a increase of $27,550 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $1,681,316 as of March 31, 2006. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.


ITEM  3.  DISCLOSURE  CONTROLS  AND  PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

                                  VALCOM, INC.
                                  Date:  May 22, 2006

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


Signature                       Title           		Date
---------                       -----           		----

BY: /s/  Vince  Vellardita    	CEO/President  			May 22, 2006
---------------------------	Chairman of the Board
Vince  Vellardita


BY: /s/  Raymond Campbell     	CFO      			May 22, 2006
-----------------------        (Principal Accounting Officer)
Raymond Campbell