Form 10QSB
period 2006-06-30
VALCOM, INC
filed 2006-08-21
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549

                                  FORM 10-QSB

                                  (Mark one)



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                        Commission file Number 0-28416



                                 VALCOM, INC.
	    --------------------------------------------------------
            (Name of small business issuer specified in its charter)




          Delaware                                         58-1700840
          --------                                         ----------
(State  or  other  jurisdiction  of                        (IRS Employer
    incorporation  or  organization)                    Identification  No.)


                  920 S. Commerce Street, Las Vegas, NV 89106
		  -------------------------------------------
                   (Address of Principal executive offices)

                                (702) 385-9000
			  ---------------------------
                          (Issuer's telephone number)

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

As of August 7, 2006 the issuer had 76,223,346 shares of its $0.001 par value common stock issued and outstanding.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of June 30, 2006 and the results of their operations and their cash flows for the nine months ended June 30, 2006. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the nine months ended June 30, 2006, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2006. Refer to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005 for further information.

                                  VALCOM, INC.

                                  FORM 10-QSB


INDEX                                                                      Page
-----                                                                      ----
PART  I.   FINANCIAL INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements:
           Condensed  Consolidated  Balance  Sheet  as  of
           June 30,  2006  (unaudited)                                       4

           Condensed  Consolidated  Statements  of  Operations
           for the three month period ended June 30,
           2006 and  2005  (unaudited)                                       5

           Condensed Consolidated Statements of Cash Flows
           for the nine month period ended June 30, 2006
           and 2005  (unaudited)                                             6

           Notes  to  Condensed  Consolidated  Financial
           Statements (unaudited)                                            7

Item  2.   Management's Discussion and Analysis and Plan
           of Operation                                                     13

Item  3.   Controls and Procedures                                          14


Part  II.   OTHER INFORMATION

Item  1.    Legal Proceedings                                               15

Item  2.    Unregistered Sales of Equity Securities and
            Use of Proceeds                                                 15

Item  3.    Defaults Upon Senior Securities                                 16

Item  4.    Submission of Matters to a Vote of Security Holders             16

Item  5.    Other Information                                               16

Item 6.     Exhibits


SIGNATURES                                                                  16

                         VALCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET



						    As of
						   June 30,
						     2006
						  (unaudited)
						---------------
CURRENT ASSETS
  Cash 						$	117,681
  Accounts receivable, net		 		166,522
  Prepaid expenses		 			 25,000
  Notes receivable		 			449,000
						---------------

     Total Current Assets		 		758,203

NET PROPERTY & EQUIPMENT		 		122,520

OTHER ASSETS
  Deposits		 				108,350
  Other assets		 			      1,150,000
						---------------

     Total Other Assets		 		      1,258,350
						---------------

                  TOTAL ASSETS			$     2,139,073
						===============





  See accompanying notes to the condensed consolidated financial statements


                         VALCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

						     As of
						  December 31,
						     2005
						  (unaudited)
						---------------
CURRENT LIABILITIES
  Accounts payable				$	655,901
  Accrued interest		 			 43,061
  Accrued expenses		 			133,670
  Deferred income
  Due to related parties		 		949,537
  Notes payable		 			      1,418,440
						---------------

  Total Current Liabilities		 	      3,200,609

LIABILITIES SUBJECT TO COMPROMISE
  Mortgage payable		 			      -
  Long term loans
						---------------
  Total Liabilities		 			      -
						---------------
TOTAL LIABILITIES		 		      3,200,609

STOCKHOLDERS' EQUITY
   Convertible preferred stock: all with
    par value of $0.001; shares authorized
    and outstanding as of September 30, 2005
    and 2004 are as follow: Series B,
    1,000,000 shares authorized; 38,000
    shares issued and outstanding.	  		     38
   Series C, 15,000,000 shares authorized;
    10,517,000 shares issued and outstanding
    as of December 31, 2005				 10,517

   Common stock ($0.001 par value, 100,000,000
    shares authorized; 74,752,247 shares issued
    and outstanding as of June 30, 2006			 74,752
   Treasury stock			  		    (35)
   Additional paid-in capital		 	     13,076,956
   Retained (deficit)				    (14,223,764)
						---------------
     Total Stockholders' Equity		 	     (1,061,536)
						---------------
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY				$     2,139,073
						===============




   See accompanying notes to the condensed consolidated financial statements

                         VALCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


								3 Month Period Ended			9 Month Period Ended
							  June 30		  June 30	  June 30		  June 30
							   2006			   2005		   2006			   2005
							(unaudited)		(unaudited)	(unaudited)		(unaudited)
							-----------		-----------	-----------		-----------
REVENUES
   Rental income					$    69,421 		$    37,270         201,351 		$   446,042
   Production income		 			    562,578 		    239,435 	  2,537,461 		    369,963
   Other income		 					  - 			  - 		350 			  -
							-----------		-----------	-----------		-----------
Total Revenues		 				    631,999 		    276,705 	  2,739,162 		    816,005

COSTS AND EXPENSES
   Production		 				    415,714 		    200,701 	  3,013,097 		    289,015
   Selling and promotion		 		    563,936 		      1,590 	    636,002 		      8,020
   Depreciation and amortization		 	      8,650 		     32,638 	     25,950 		     63,222
   General and administrative				    499,586 		    161,409 	  1,208,635 		  1,000,638
   Consulting and professional fees		 	     89,794 		     59,009 	  1,069,465 		    724,357
   Bad debts							  - 			  - 	     19,757 			  -
   Impairment of assets		 				  - 			  - 		  - 			  -
							-----------		-----------	-----------		-----------
Total Costs and Expenses		 		  1,577,680 		    455,347 	  5,972,906 		  2,085,252

OPERATING LOSS		 				   (945,681)		   (178,642)	 (3,233,744)		 (1,269,247)

OTHER INCOME & (EXPENSES)

   Interest expense		 			    (18,523)		     (1,680)	    (49,910)		     (8,239)
   Other expense		 			   (360,745)		   		   (636,056)		  	  -
   Gain on sale of assets		 			  - 					  - 		    321,395
   Other income		 				      3,977 			  - 	     41,296 		     28,971
							-----------		-----------	-----------		-----------
Total Other Income & (Expenses)		 		   (375,290)		     (1,680)	   (644,670)		    342,127
							-----------		-----------	-----------		-----------
NET GAIN (LOSS)	$	 				 (1,320,972)		$  (180,322)	 (3,878,414)		$  (927,120)
							===========		===========	===========		===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE							      (0.06)		$      0.02
												===========		===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING							 			  - 	  	 35,787,925
												===========		===========


   See accompanying notes to the condensed consolidated financial statements

                         VALCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




									9 Month Period Ended
								   June 30		  June 30
								    2006		    2005
								 (unaudited)		 (unaudited)
								------------		------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (loss)							$ (3,878,414)		$   (927,120)
    Adjustments to reconcile net loss
	to net cash (used in) provided
	by operating activities:
      Accrued interest expense		 			      35,868
      Depreciation expense		 			      25,950 		      63,772
      Bad Debt Expense		 					   - 		      70,646
      Stock issued for settelments 		 		     390,311
      Stock issued for services & compensation		 	     543,723 		     550,866
     Preferd Stock issued for services & compensation		     200,000


   Changes in operating assets and liabilities:
      Receivables		 				      78,902 		    (128,246)
      Note receivables		 				     449,000 		      91,201
       Production in progress					      45,332
      Deposits							    (100,000)
      Prepaid Expenses		 				     (25,000)
      Accounts payable and accrued expenses		 	    (231,039)		     178,055
								------------		------------

     Net Cash Provided by (Used in)
	Operating Activities		 			  (2,510,699)		     (52,734)

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property plant and equipment		     (44,442)			   -
      Disposition of property and equipment		 		   - 		    (363,663)
								------------		------------
     Net Cash Provided by (Used in)
	Investing Activities		 			     (44,442)		    (363,663)

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal repayment of notes payable		 		   - 			   -
     Preferred stock issued for cash		 			   - 			   -
     Cash proceeds from sale of stock		 			   - 		      93,673
     Common tock issued for cash		 		     713,000 			   -
     Principal borrowings on notes		 		   1,001,960 		     334,813
     Net borrowings from related parties		 	     681,582 		      (1,726)
								------------		------------
     Net Cash Provided by (Used in) Financing Activities	   2,396,542 		     426,760
								------------		------------
     Net Increase (Decrease) in Cash		 		    (158,599)		      10,363
								------------		------------
     Cash at Beginning of Year		 			     276,280 		      21,468
								------------		------------
     Cash at End of Year					$    117,681 		$     31,831
								============		============
     Supplemental  Cash Flow Disclosures:

     Cash paid during period for interest			$	   - 		$	   -
								============		============
     Cash paid during period for taxes				$	   - 		$	   -
								============		============

     Supplemental  Cash Flow Disclosures:
								============		============
     Stock issued for services					$    543,723 		$	   -
								============		============
     Stock issued for note conversions & Settlements		$    390,311 		$	   -
								============		============


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

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man{reg-trade-mark} (a), The Hulk{reg-trade-mark}
(a),and the X-Men{reg-trade-mark} (a), have spun off into television programs and feature films that have grossed hundreds of millions of dollars at the box office.

3.  LIVE THEATRE.

February 9, 2006, ValCom Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture, a theatre production called "Headlights and Tailpipes" opened at the Las Vegas Stardust Casino and Hotel on April 3, 2006.

Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field.

Several large-scale productions put Kutash on the map for live entertainment including the first rock n' roll revue "Gold Ol' Rock n' Roll," "Dancin' Machine" and most notably "Splash," which recently celebrated its 20 year anniversary. Kutash received accolades for the choreography he staged for John Travolta's appearance in the film "Saturday Night Fever." Kutash continued staging and began co-producing television for ABC, NBC, CBS, Viacom and Film ways. His television work garnered an Emmy{reg-trade-mark} and Golden Globe{reg-trade-mark} for his participation on "Taxi", and was responsible for staging the 20th Anniversary Grammy{reg-trade-mark} Awards. He has spent the last several years commuting to and from Europe on a regular basis, coordinating international talent, music, theatrical, and television productions.

4.  ANIMATION DIVISION.

October 1, 2003 we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc., a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. ValCom shall contribute all funding required for the development of the above to a maximum of $1,000,000 and O Atlas shall contribute an exclusive ten (10) year worldwide license in and to all rights, music and characters as its equal contribution towards Capital. The net profit after all expenses will be shared equally by ValCom Inc. and O Atlas. New Zoo Review LLC is expected to generate revenue by 2005 and expected to  grow  based on  our  ability  to  sell  the  TV  Series of New Zoo
Revue.  The Company   has secured  a  seven  year marketing contract with BCI
Navarre, a video marketing company.

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


BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Valcom, Inc. (the "Company"), as of March 31, 2006, and the results of its operations and cash flows for the six-month period ended March 31, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSBregistration report for the period ending September 30, 2005 filed with the Securities and Exchange Commission. The accounting policies followed for interim financial reporting are the same as those disclosed under Note 1 in the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended June 30, 2005.

GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss to date of $3,878,414 and a working capital deficiency of $2,442,406 and an accumulated deficit of $14,233,764 at June 30, 2006.

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

Management   has   taken    various   steps   to   revise   its   operating and
financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended June 30, 2006, towards management of liabilities and improving the operations. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.


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


NOTE  2  NET  INCOME  (LOSS)  PER  SHARE

The Company's net loss per share was calculated using weighted average shares outstanding of 45,197,572 for the nine months ended June 30, 2006 and 35,787,925 for the six months ended June 30, 2005, respectively. Although convertible preferred stock, convertible debt, and warrants are common stock equivalents, they are not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.


NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                June		September
                                              30, 2006       	30, 2005
                                              ---------  	---------
Building Improvements                     	  4,500             4,500
Production Equipment                    	 68,708            68,708
Leasehold Improvements                		 62,677            62,677
Autos and Trucks                            	 33,971            33,971
Office Furniture and Equipment    		 44,814            44,814
Video Equipment                          	181,877           181,877
Recording Studio                           	 44,442           	-
                                              ---------  	---------
                                                440,989        	  396,547
Less: accumulated depreciation  	       (318,469)         (301,125)
                                              ---------  	---------
Net book value . . . . . . .                  $ 122,520       	$  95,422
					      =========		=========

Depreciation expense for the periods ended June 30, 2006 and September 30, 2005 was $17,300 and $92,001, respectively.


NOTE 4. NOTES PAYABLE

The following  are  notes  issued  as of March 31, 2006.   All  of  these notes
incur interest at 10% per annum with different due dates. All related interest has been accrued and reflected in the financial statements.


1.  Vince Vellardita                  $   360,000
2.  ICAG, Inc.                        $   125,000
3.  Condor Financial                  $    40,000
4.  Other Notes                       $ 1,722,000





VALCOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE  5  LITIGATION

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


NOTE  6  RELATED  PARTY  TRANSACTIONS

Mr. Vince Vellardita, CEO is owed 496,106 from advances, cash and accrued wages from the Company as of December 31, 2005.

NOTE  7  STOCKHOLDERS'  EQUITY

(A)  CONVERTIBLE  PREFERRED  STOCK

On June 31,  2006,  the  Company  had three series of convertible Preferred
Stock: B,  C,  and  D.

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


Assumption  used  (for  Black  Scholes  calculations):
======================================================

Exercise  Price                                            $.25
Life							   12  months
Volatility						   125%
Interest Rate						   8%
The  following  is  the  summary  of
warrants as  of  June  30,  2005:
Warrants as of September 30, 2003                          0
Warrants issued during the period                          300,000
Warrants  exercised  during the period                     0
Warrants  expired  during  the  period                     0
Warrants  outstanding  as  of  June  30, 2004              300,000


                         VALCOM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

COMMON STOCK ISSUED

During the three months ended June 30, 2006, the Company issued 61,165 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $3,085, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months  ended  June  30,   2006, the Company issued  7,500,000
shares of common stock for cash. Total cash received for these shares was approximately $515,000.

  During    the    three  months ended  June  30,  2006,  the  Company   issued
900,000 shares of common  stock   to   convert   $115,000   for liabilities and
legal settlements.


NOTE 8  DISPOSAL OF BUILDING (UNDER THE ORDER OF BANKRUPTCY COURT)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PLAN OF OPERATION

As of June 30, 2006, ValCom, Inc. operations were comprised of five divisions:

STUDIO RENTAL

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of two properties: 920 South Commerce which is leased and 41 North Mojave which ValCom has 1/3 equity in the real estate of 7.5 acres, 160,000 square feet of commercial space, giving ValCom a total of 11 sound stages and a recording studio. Corporate offices are located at the Commerce Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, animation and post-production.

VALCOM BURBANK STUDIOS, one of Burbank's finest television production facilities, with three edit bays, two sound stages and over 25,000 square feet of production support was recently acquired by ValCom, Inc. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years in addition to a past client base consisting of: HGTV, D.I.V., History Channel, Discovery, Food Network, Sony Pictures T.V., PAX, MTV, Disney Channel, HBO, ABC, CBS, NBC, Sci Fi, GSN, Comedy Central, VH-1, FOX Television, Lifetime, over a period of 12 years.


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


ValCom, Inc. introduced a live theatre production debuting April 4, 2006 entitled "Headlights and Tailpipes" at the Stardust Resort & Casino. "Headlights and Tailpipes", starring Playboy Playmate Lauren Anderson (July
2002), recently captured the city's top spot as the number one adult-style production in Las Vegas. The show, performing in the Stardust Theater at the Stardust Resort & Casino, is a sexy and seductive production that celebrates America's love affair with fast cars, beautiful girls, and heart-pounding rock `n roll.


The show consist of a series of exotic dance numbers that are choreographed to hit rock `n roll songs around a motorcycle or hot rod. Featured cars range from a vintage Ford Thunderbird to a new 2007 Shelby Cobra. Perhaps the most famous of these automobiles is Starsky & Hutch's 1976 Ford Gran Torino.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 VS. JUNE 30, 2005

Revenues for the three months ended June 30, 2006 increased by $355,294 or 128% from $276,705 for the three months ended June 30, 2005 to $631,999 for the same period in 2006. The increase in revenue was principally due to increased production revenues associated with the Valcom's activities.

Production costs for the three months ended June 30, 2006 increased by $215,013 from $ 200,701for the three months ended June 30, 2005 to $415,714 for the same period in 2006. The increase in production costs was principally due to increased production associated with Valcom Productions.

Depreciation and amortization expense for the three months ended June 30, 2006 decreased by $ 23,99or 73.1% from $32,638 for the three months ended June 30, 2005 to $8,650 for the same period in 2006.

General and administrative expenses for the three months ended June 30, 2006 increased by $ 338177 or 210.2 % from $ 161,409 for the three months ended June 30, 2005 to $ 499,586 for the same period in 2006. The increase was due principally to increased overall activities and costs for the new projects.

Consulting and professional fees for the three months ended June 30, 2006 increased by $ 30,785 or 52.3% from $59,009 for the three months ended June 30, 2005 to $89,792 for the same period in 2006. The increase was due principally to increases in use of professionals.

Interest expense for the three months ended June 30, 2006 increased by $16,843 or 1003% from $1,680 for the three months ended June 30, 2005 to $18,523 for the same period in 2006. The increase was due principally to the increase in notes payables.

Due to the factors described above, the Company's net loss increased by $1,140,650 from $180,332 for the three months ended June 30, 2005 to $1,320,972 for the same period in 2006.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2006 VS. JUNE 30, 2005

Revenues for the nine months ended June 30, 2006 increased by $1,923,157 or 235.5% from $816,009 for the nine months ended June 30, 2005 to $2,739,162 for the same period in 2006. The increase in revenue was principally due to increased production revenues associated with the Valcom's activities.

Production costs for the nine months ended June 30, 2006 increased by $2,724,082 from $289,015 for the nine months ended June 30, 2005 to $3,017,097 for the same period in 2006. The increase in production costs was principally due to increased production associated with Valcom Productions.

Depreciation and amortization expense for the nine months ended June 30, 2006 decreased by $37,272 or 58.9% from $63,222 for the nine months ended June 30, 2005 to $25,950 for the same period in 2006.

General and administrative expenses for the nine months ended June 30, 2006 increased by $207,947 or 20.8% from $1,000,638 for the nine months ended June 30, 2005 to $1,208,635 for the same period in 2006. The increase was due principally to increased overall activities and costs for the new projects.

Consulting and professional fees for the nine months ended June 30, 2006 increased by $ 345,108 or 47.6% from $724,357for the nine months ended June 30, 2005 to $1,069,465 for the same period in 2006. The increase was due principally to increases in use of professionals.

Interest expense for the nine months ended June 30, 2006 increased by $41,671 or 505.8% from $8,239 for the nine months ended June 30, 2005 to $49,910 for the same period in 2006. The increase was due principally to the increase in notes payables.

Due to the factors described above, the Company's net loss increased by $2,951,294 from $927,170 for the nine months ended June 30, 2005 to $3,878,424 for the same period in 2006.

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

ValCom Burbank Studios was purchased June 1, 2006, for cash and stock. It is one of Burbank's finest television production facilities, with three edit bays, two sound stages and over 25,000 square feet of production support.


Blue Chip Client Base


ValCom Burbank Studios' past client base consisted of: HGTV, D.I.V., History Channel, Discovery, Food Network, Sony Pictures T.V., PAX, MTV, Disney Channel, HBO, ABC, CBS, NBC, Sci Fi, GSN, Comedy Central, VH-1, FOX Television, Lifetime, over a period of 12 years. This turn-key, state-of-the-art facility was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years.


On June 28, 2006, ValCom, Inc. along with entertainment giants, Stan Lee's POW! Entertainment and entertainment industry producer Jeff Franklin announced the second of three upcoming films, a Stan Lee Sci-Fi picture entitled "The Harpy" written by DeClan O'Brien and directed by Josh Becker.


"The Harpy" will star Steven Baldwin who appeared in "The Usual Suspects," "28 Days," "Nuts" and "Brief Encounter" and Peter Jason, whose more notable appearances include John Carpenter films such as "The Prince of Darkness," "They Live," "Village of the Damned," "Escape from L.A." and "Ghosts of Mars."

"Pre-production of "The Harpy" started Monday, June 26th at ValCom's recently acquired Burbank Studios. This film means $2.5 million worth of revenue for ValCom and is for NBC Universal Sci-Fi Network to be aired in May 2007.


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


Jeff Franklin lends years of entertainment production experience where he facilitates the overall vision of each project. 'It's a privilege to join with ValCom and POW!

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $3,878,414and a negative cash flow from operations of $158599 for the nine monthsended June 30, 2006, a working capital deficiency of $1,061,596 and an accumulated deficit of $14,232,764 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $117,681on June 30, 2006 compared to $31,831 as at June 30, 2005. During the nine months ended June 30, 2006, net cash used by operating activities totaled $2,510,669 compared to net cash provided by operating activities of $52,734 for the comparable nine-month period in 2005. A significant portion of operating activities included payments for interest and production development costs. Net cash used by financing activities for the nine months ended June 30, 2006 totaled $2,396,342 compared to $426,760 for the comparable nine-month period in 2005.

The above cash flow activities yielded a net cash decrease of $158,599 during the nine months ended June 30, 2006 compared to a increase of $10,363 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $2,442,406 as of June 30, 2006. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

SUBSEQUENT EVENTS

Purchase of Media City Studios

On May 19, 2006, the Company entered into a letter agreement with Media City Teleproductions ("MCT") pursuant to which parties expressed their intention and set forth the principal terms for the Company's purchase of Media City Studios, including certain equipment and facilities contained therein (the "Studio") such as all studio production equipment. The purchase price for the Studio is:

      * $750,000, $100,000 of which was paid to MCT by the Company on May 29, 2006 and the balance of $550,000 is to be paid no later than 60 days after the date of execution of final definitive agreements; and

      * 1,000,000 shares (the "Shares") of the Company's common stock, par value $.001 per share, which the Company issued to MCT on June 12, 2006.

The completion of the transaction is contingent upon the completion of satisfactory due diligence by the parties and negotiation and execution of final definitive agreements.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On October 5, 2004, Valcom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by Valcom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. Valcom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit. On June 14, 2006, the defendants won a summary judgment motion. Valcom has filed for a new trial and will vigorously fight for the shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) COMMON STOCK:

On May 19, 2006, the Company issued 1,000,000 shares of the Company's common stock, $0.001 par value per share, to Media City Teleproductions as partial consideration of the purchase price to be paid pursuant to a certain Letter Agreement of equal date entered into by the Company and MCT for the Company's purchase of Media City Studios.

The Company claims an exemption from the registration requirements of the Act for the issuance of the Preferred Stock and Common Stock, as set forth above, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, as among other things, the transaction did not involve a public offering, the investors and/or purchasers were each an accredited investor and/or qualified institutional buyer, the investors had access to information about the Company and their investment, the investors took the preferred and common stock for investment and not resale and the Company took appropriate measures to restrict the transfer of the preferred and common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable

ITEM 5. OTHER INFORMATION

	None.

ITEM 6. EXHIBITS

(A) Exhibits

31.1 Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification  of  Chief  Executive Officer Pursuant to 18 U.S.C. Section
     1350.

32.2 Certification of Chief Financial  Officer  Pursuant  to  18 U.S.C. Section
     1350.



                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VALCOM, INC.


Date:  August 21, 2006

By:  /s/ Vince  Vellardita
-------------------------------------
Vince  Vellardita  Chairman
Chief Executive Officer




Date:  August 21, 2006

By:  /s/ Steven Cantrock
-------------------------------------
Steven Cantrock
Chief Financial Officer and
Principal Accounting Officer