Form 10QSB/A
period 2006-06-30
VALCOM, INC
filed 2006-10-04
CIK 1013453

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

                                  VALCOM, INC.

                                  FORM 10-QSB


INDEX                                                                      Page
-----                                                                      ----
PART  I.   FINANCIAL INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements:
           Condensed  Consolidated  Balance  Sheet  as  of
           June 30,  2006  (unaudited)                                       4

           Condensed  Consolidated  Statements  of  Operations
           for the three month period ended June 30,
           2006 and  2005  (unaudited)                                       5

           Condensed Consolidated Statements of Cash Flows
           for the nine month period ended June 30, 2006
           and 2005  (unaudited)                                             6

           Notes  to  Condensed  Consolidated  Financial
           Statements (unaudited)                                            7

Item  2.   Management's Discussion and Analysis or Plan
           of Operation                                                     13

Item  3.   Controls and Procedures                                          14


Part  II.   OTHER INFORMATION

Item  1.    Legal Proceedings                                               15

Item  2.    Unregistered Sales of Equity Securities and
            Use of Proceeds                                                 15

Item  3.    Defaults Upon Senior Securities                                 16

Item  4.    Submission of Matters to a Vote of Security Holders             16

Item  5.    Other Information                                               16

Item 6.     Exhibits


SIGNATURES                                                                  16

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
                                           ===============





  See accompanying notes to the condensed consolidated financial statements


                         VALCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                As of
                                             December 31,
                                                2005
                                             (unaudited)
                                           ---------------
CURRENT LIABILITIES
  Accounts payable                         $       453,670
  Accrued interest                                  43,061
  Accrued expenses                                 133,670
  Deferred income
  Due to related parties                           849,387
  Notes payable                                    772,980
                                           ---------------

  Total Current Liabilities                      2,252,768

LIABILITIES SUBJECT TO COMPROMISE
  Mortgage payable                                       -
  Long term loans
                                           ---------------
  Total Liabilities                                      -
                                           ---------------
TOTAL LIABILITIES                                2,252,768

STOCKHOLDERS' EQUITY
   Convertible preferred stock: all with
    par value of $0.001; shares authorized
    and outstanding as of September 30, 2005
    and 2004 are as follow: Series B,
    1,000,000 shares authorized; 38,000
    shares issued and outstanding.                      38
   Series C, 15,000,000 shares authorized;
    10,517,000 shares issued and outstanding
    as of December 31, 2005                         10,517

   Common stock ($0.001 par value, 100,000,000
    shares authorized; 74,752,247 shares issued
    and outstanding as of June 30, 2006             74,752
   Treasury stock                                      (35)
   Additional paid-in capital                   13,322,837
   Retained (deficit)                          (13,521,804)
                                           ---------------
     Total Stockholders' Equity                 (  113,695)
                                           ---------------
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                     $     2,139,073
                                           ===============




   See accompanying notes to the condensed consolidated financial statements

                         		VALCOM, INC. AND SUBSIDIARIES
                     		   CONSOLIDATED STATEMENTS OF OPERATIONS


                        		 3 Month Period Ended            9 Month Period Ended
                       			June 30        June 30       June 30             June 30
                        		 2006           2005	      2006                2005
                      		      (unaudited)    (unaudited)   (unaudited)         (unaudited)
                      		      -----------     -----------   -----------         -----------
REVENUES
   Rental income      		      $    69,421     $    37,270       201,351 	$   446,042
   Production income   	  		  562,578         239,435     2,537,461        	    369,963
   Other income             			-               -           350              	  -
                      		      -----------     -----------   -----------         -----------
Total Revenues       	 		  631,999         276,705     2,739,162        	    816,005

COSTS AND EXPENSES
   Production         	  		  413,214         200,701     3,010,597        	    289,015
   Selling and promotion         	  471,390           1,590       543,456               8,020
   Depreciation and amortization            8,650          32,638        25,950              63,222
   General and administrative      	  499,586         161,409     1,208,635     	  1,000,638
   Consulting and professional fees        39,644          59,009     1,069,465        	    724,357
   Bad debts                			-               -        19,757             	  -
   Impairment of assets      			-               -             -              	  -
                      		      -----------     -----------   -----------         -----------
Total Costs and
Expenses            			1,432,484         455,347     5,872,710      	  2,085,252

OPERATING LOSS       	 		 (800,485)       (178,642)   (3,088,548)    	 (1,269,247)

OTHER INCOME & (EXPENSES)

   Interest expense    	  		  (18,523)         (1,680)      (49,910)     	     (8,239)
   Other expense      			 (360,745)              -      (636,056)          	  -
   Gain on sale of assets                   	-               -             -        	    321,395
   Other income           		  560,741               -       598,060              28,971
                      		      -----------     -----------   -----------         -----------
Total Other Income &
(Expenses)                		  181,474          (1,680)       87,906      	    342,127
                      		      -----------     -----------   -----------         -----------
NET GAIN (LOSS)	      		      $  (619,011)    $  (180,322)   (3,176,454)   	$  (927,120)
		      		      ===========     ===========   ===========		===========
BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE               				  (0.06)               0.02
                                                    		    ===========    	===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                     		      -    	 35,787,925
                                                    		    ===========    	===========


   See accompanying notes to the condensed consolidated financial statements

                         VALCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  	9 Month Period Ended
                                              	     June 30              June 30
                                               	      2006                  2005
                                            	  (unaudited)           (unaudited)
                                           	  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (loss)                            	  $(3,176,454)          $  (927,120)
    Adjustments to reconcile net loss
       to net cash (used in) provided
       by operating activities:
      Accrued interest expense                         35,868
      Depreciation expense                             25,950                63,772
      Bad Debt Expense                               	    -                70,646
      Stock issued for settlements                    392,692
      Stock issued for services & compensation        543,723               550,866
     Preferred Stock issued for services &
     Compensation                                     200,000


   Changes in operating assets and liabilities:
      Receivables                                      78,902              (128,246)
      Note receivables                                449,000                91,201
       Production in progress                                                45,332
      Deposits                                 	     (100,000)
      Prepaid Expenses                                (25,000)
      Accounts payable and accrued expenses    	     (433,270)              178,055
                                           	  -----------           -----------

     Net Cash Provided by (Used in)
       Operating Activities                  	   (2,008,589)              (52,734)

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property plant and
      equipment                                	      (44,442)                    -
      Disposition of property and equipment         	    -              (363,663)
                                           	  -----------           -----------
     Net Cash Provided by (Used in)
       Investing Activities                           (44,442)             (363,663)

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal repayment of notes payable            	    -                     -
     Preferred stock issued for cash                 	    -                     -
     Cash proceeds from sale of stock                 243,500                93,673
     Common tock issued for cash                      713,000                     -
     Principal borrowings on notes                    581,432               334,813
     Net borrowings from related parties             356,5002                (1,726)
                                           	  -----------           -----------
     Net Cash Provided by (Used in)
     Financing Activities                           1,894,432               426,760
                                           	  -----------           -----------
     Net Increase (Decrease) in Cash                 (158,599)               10,363
                                           	  -----------           -----------
     Cash at Beginning of Year                        276,280                21,468
                                           	  -----------           -----------
     Cash at End of Year                   	  $   117,681           $    31,831
						  ===========		===========
     Supplemental  Cash Flow Disclosures:

     Cash paid during period for interest  	  $         -           $         -
						  ===========		===========
     Cash paid during period for taxes     	  $         -           $         -
						  ===========		===========

     Supplemental  Cash Flow Disclosures:
						  ===========		===========
     Stock issued for services             	  $   543,723           $         -
						  ===========		===========
     Stock issued for note conversions &
     Settlements                           	  $   390,311           $         -
						  ===========		===========


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

VALCOM  BURBANK   STUDIOS,   one  of  Burbank's  television  production
facilities, with three edit bays, two sound stages and over 25,000 square feet of production support was recently acquired by ValCom, Inc. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years in addition to a past client base consisting of: HGTV, D.I.V., History Channel, Discovery, Food Network, Sony Pictures T.V., PAX, MTV, Disney Channel, HBO, ABC, CBS, NBC, Sci Fi, GSN, Comedy Central, VH-1, FOX Television, Lifetime, over a period of 12 years.

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

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man{trademark}, The Hulk{trademark}, and the X-Men{trademark} , have spun off into television programs and feature films.

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

4.  ANIMATION DIVISION.

October 1, 2003 we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc., a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. ValCom shall contribute all funding required for the
development  of the above  to a  maximum  of $1,000,000   and  O. Atlas  shall
contribute an exclusive ten (10) year worldwide license in and to all rights, music and characters as its equal contribution towards Capital. The net profit after all expenses will be shared equally by ValCom Inc. and O
Atlas.  New   Zoo Review LLC  is  expected  to  grow  based on  our  ability
to  sell  the  TV  Series of New Zoo Revue.  The Company   has secured  a
seven  year marketing contract with BCI
Navarre, a video marketing company.

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

VALCOM  BURBANK   STUDIOS,   one  of  Burbank's  television  production
facilities, with three edit bays, two sound stages and over 25,000 square feet of production support was recently acquired by ValCom, Inc. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years in addition to a past client base consisting of: HGTV, D.I.V., History Channel, Discovery, Food Network, Sony Pictures T.V., PAX, MTV, Disney Channel, HBO, ABC, CBS, NBC, Sci Fi, GSN, Comedy Central, VH-1, FOX Television, Lifetime, over a period of 12 years.

BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. (the "Company"), as of March 31, 2006, and the results of its operations and cash flows for the six-month period ended March 31, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending September 30, 2005 filed with the
Securities and Exchange Commission. The accounting policies followed for interim financial reporting are the same as those disclosed under Note 1 in the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended June 30, 2005.

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


                         VALCOM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NEW  ACCOUNTING  PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.}"
This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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


NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                June     September
                                              30, 2006   30, 2005
                                              --------   ---------
Building Improvements                        	 4,500       4,500
Production Equipment                        	68,708      68,708
Leasehold Improvements                      	62,677      62,677
Autos and Trucks                            	33,971      33,971
Office Furniture and Equipment              	44,814      44,814
Video Equipment                                181,877     181,877
Recording Studio                            	44,442           -
                                              --------   ---------
                                               440,989     396,547
Less: accumulated depreciation                (318,469)   (301,125)
                                              --------   ---------
Net book value . . . . . . .                  $122,520   $  95,422
					      ========	 =========

Depreciation expense for the periods ended June 30, 2006 and September 30, 2005 was $17,300 and $92,001, respectively.


NOTE 4. NOTES PAYABLE

The following  are  notes  issued  as of March 31, 2006.   All  of  these notes
incur interest at 10% per annum with different due dates. All related interest has been accrued and reflected in the financial statements.


1.  Vince Vellardita                  $   360,000
2.  ICAG, Inc.                        $   125,000
3.  Condor Financial                  $    40,000
4.  Loan to Company Subsidiaries      $   722,980





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

On October 5, 2004, ValCom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by ValCom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. ValCom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit. The defendants won a summary judgment motion and the company is pursuing the appellant process.

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

Farkhanda Rana

On October 20, 2004 a shareholder of ValCom initiated suit against the Company and its President alleging violations of State and Federal Securities Law along with Fraud and Breach of Contract. The lawsuit captioned Farkhanda Rana vs. ValCom, Inc., Valencia Entertainment and Vince Vellardita et al. were filed in Los Angeles Superior Court as Case Number PC035673. On November 23, 2004 after a hearing the Plaintiff in this matter obtained a pre-judgment writ of attachment against the Company for $325,000.00. The case has been settled as of June 30, 2006. Both parties have released each other.


NOTE  6  RELATED  PARTY  TRANSACTIONS

Mr. Vince Vellardita, CEO is owed $496,106 from advances, cash and accrued wages from the Company as of December 31, 2005.

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

On October 5, 2004, ValCom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by ValCom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. ValCom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit. The defendants won a summary judgment motion and the company is pursuing the appellant process.

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

Farkhanda Rana

On October 20, 2004 a shareholder of ValCom initiated suit against the Company and its President alleging violations of State and Federal Securities Law along with Fraud and Breach of Contract. The lawsuit captioned Farkhanda Rana vs. ValCom, Inc., Valencia Entertainment and Vince Vellardita et al. was filed in Los Angeles Superior Court as Case Number PC035673. On November 23, 2004 after a hearing the Plaintiff in this matter obtained a pre-judgment writ of attachment against the Company for $325,000.00. The case has been settled as of June 30, 2006. Both parties have released each other.

NOTE 9.   RESTATED FINANCIAL STATEMENTS

The Company's reviewed financial statements as of June 30, 2006 have been restated to reduce its current liabilities by $947,541 as follows.

      - The Company had $162,764 in accounts payable which it reclassified into other income due to as the payables are being disputed or have been settled by an officer who subsequently forgave the debt.

      - The Company had $39,467 which have been paid by a subsidiary and erroneously double recorded as additional expenses.

      - In related party debt the Company failed to revise a contract payable in the amount of $100,150 which the company prior to the quarter end has rescinded.

      - In Notes payable the company had (i) had several deposits in the amount of $243,500 which should have been recorded as share issuances,
      (ii) a note in the amount of $394,000 which have been settled and forgiven by an officer of the Company, and (iii) several notes in the amount of $7,960 which have been settled and erroneously duplicated.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

VALCOM  BURBANK   STUDIOS,   one  of  Burbank's  television  production
facilities, with three edit bays, two sound stages and over 25,000 square feet of production support was recently acquired by ValCom, Inc. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years in addition to a past client base consisting of: HGTV, D.I.V., History Channel, Discovery, Food Network, Sony Pictures T.V., PAX, MTV, Disney Channel, HBO, ABC, CBS, NBC, Sci Fi, GSN, Comedy Central, VH-1, FOX Television, Lifetime, over a period of 12 years.


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

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man{trademark}, The Hulk{trademark}, and the X-Men{trademark}, have spun off into television programs and feature films

LIVE THEATRE DIVISION

February 9, 2006, ValCom Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture, a theatre production called "Headlights and Tailpipes" opened at the Las Vegas Stardust Casino and Hotel on April 3, 2006.

Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field.

Several large-scale productions put Kutash on the map for live entertainment including the first rock n' roll revue "Gold Ol' Rock n' Roll," "Dancin' Machine" and most notably "Splash," which recently celebrated its 20 year anniversary. Kutash received accolades for the choreography he staged for John Travolta's appearance in the film "Saturday Night Fever." Kutash continued staging and began co-producing television for ABC, NBC, CBS, Viacom and Filmways. His television work garnered an Emmy{trademark} and Golden Globe{trademark} for his participation on "Taxi", and was responsible for staging the 20th Anniversary Grammy{trademark} Awards. He has spent the last several years commuting to and from Europe on a regular basis, coordinating international talent, music, theatrical, and television productions.


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

ANIMATION DIVISION

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc., a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. ValCom shall contribute all funding required for the development of the above to a maximum of $1,000,000 and O Atlas shall contribute an exclusive ten (10) year worldwide license in and to all rights, music and characters as its equal contribution towards Capital. The net profit after all expenses will be shared equally by ValCom Inc. and O Atlas..

On September 27, 2005,ValCom, Inc. signed a letter of intent to acquire Digital Animation Media, Ltd., a privately held Irish corporation headquartered in Dublin, Ireland. Digital Animation Media, Ltd., an independent animation companies in Europe and a provider of animation software to other production companies worldwide. With its production capability and proprietary technology, we believe that the company is well positioned to take advantage of the growth in existing animation markets as well as a burgeoning market for wireless animation tools and content with clients such as Disney, Warner and The New Zoo Revue.

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

Production costs for the three months ended June 30, 2006 increased by $212,513 from $ 200,701 for the three months ended June 30, 2005 to $413,214 for the same period in 2006. The increase in production costs was principally due to increased production associated with ValCom Productions.

Depreciation and amortization expense for the three months ended June 30, 2006 decreased by $ 23,988 or 73.1% from $32,638 for the three months ended June 30,
2005 to $8,650 for the same period in 2006.

General and administrative expenses for the three months ended June 30, 2006 increased by $ 338177 or 210.2 % from $ 161,409 for the three months ended June 30, 2005 to $ 499,586 for the same period in 2006. The increase was due principally to increased overall activities and costs for the new projects.

Consulting and professional fees for the three months ended June 30, 2006 increased by $ 19,365 or 33.1% from $59,009 for the three months ended June 30, 2005 to $39,644 for the same period in 2006. The decrease was due principally to the cancellation of a contract.

Interest expense for the three months ended June 30, 2006 increased by $16,843 or 1003% from $1,680 for the three months ended June 30, 2005 to $18,523 for the same period in 2006. The increase was due principally to the increase in notes payables.

Due to the factors described above, the Company's net loss increased by $ 438,689 from $180,332 for the three months ended June 30, 2005 to $619,011 for the same period in 2006.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2006 VS. JUNE 30, 2005

Revenues for the nine months ended June 30, 2006 increased by $1,923,157 or 235.5% from $816,009 for the nine months ended June 30, 2005 to $2,739,162 for the same period in 2006. The increase in revenue was principally due to increased production revenues associated with the ValCom's activities.

Production costs for the nine months ended June 30, 2006 increased by $2,721,582 from $289,015 for the nine months ended June 30, 2005 to $3,010,597 for the same period in 2006. The increase in production costs was principally due to increased production associated with ValCom Productions.

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

Consulting and professional fees for the nine months ended June 30, 2006 increased by $ 294958 or 40.7% from $724,357for the nine months ended June 30, 2005 to $1,019,315 for the same period in 2006. The increase was due principally to increases in use of professionals.

Interest expense for the nine months ended June 30, 2006 increased by $41,671 or 505.8% from $8,239 for the nine months ended June 30, 2005 to $49,910 for the same period in 2006. The increase was due principally to the increase in notes payables.

Due to the factors described above, the Company's net loss increased by $2,249,334 from $927,170 for the nine months ended June 30, 2005 to $3,176,454 for the same period in 2006.

FUTURE OUTLOOK

The  Company  has  entered  into  a  joint  venture  agreement  with  O.  Atlas
Enterprises to produce an animation movie and an animation TV series called "New Zoo Revue" based on an American Classic of the same name. BCI/Navarre has purchased an exclusive agreement to distribute 195 existing shows of New Zoo Revue for the retail market. The Company has already incurred start-up costs, which have been reflected in the financial statements for the six months ended March 31, 2004.

The Company has entered into agreement with Q Television Network, Palm Springs, CA on April 1, 2005. The Company has granted Q Television Network a License to use 142 films and television shows for a period of seven years. Q Television Network issued 50,000,000 shares of the Company valued at $150,000 as advance.

September 22, 2005, ValCom Inc. entered into a production agreement with entertainment industry producer Jeff Franklin who also joins
ValCom's Strategic Advisory Board. Franklin has brought in more than $2 billion in domestic box office sales and with the addition of the film division. Mr. Franklin is one of producers of the theatrical feature, "Casper" and is executive producer on "Kull, The Conqueror," "Cold Around The Heart," "Stuart Little," and "Stuart Little 2."

On September 27, 2005, ValCom, Inc. signed a letter of intent to acquire Digital Animation Media, Ltd., a privately held Irish corporation headquartered in Dublin, Ireland. Digital Animation Media, Ltd., one of the premier independent animation companies in Europe and a provider of animation software to other production companies worldwide. With its production capability and proprietary technology, we believe that the company is well positioned to take advantage of the growth in existing animation markets as well as a burgeoning market for wireless animation tools and content with clients such as Disney, Warner and The New Zoo Revue.

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

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man(R), The Hulk(R), and the X-Men(R), have spun off into television programs and feature films that have grossed hundreds of millions of dollars at the box office.

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

"Pre-production of "The Harpy" started Monday, June 26th at ValCom's recently acquired Burbank Studios. This film is for NBC Universal Sci-Fi Network to be aired in May 2007.


Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man(R)(a), The Hulk(R)(a), and the X-Men(R)(a), have spun off into television programs and feature films.


Jeff Franklin lends years of entertainment production experience where he facilitates the overall vision of each project.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $3,878,414and a negative cash flow from operations of $158,599 for the  nine months ended June 30, 2006, a working capital deficiency of
$1,061,596
and an accumulated deficit of $14,232,764 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

SUBSEQUENT EVENTS

Purchase of Media City Studios

On May 19, 2006, the Company entered into a letter agreement with Media City Teleproductions ("MCT") pursuant to which parties expressed their intention and set forth the principal terms for the Company's purchase of Media City Studios, including certain equipment and facilities contained therein (the "Studio") such as all studio production equipment. The purchase price for the Studio is:

      * $750,000, $100,000 of which was paid to MCT by the Company on May 29, 2006 and the balance of $650,000 is to be paid no later than 60 days after the date of execution of final definitive agreements; and

      * 1,000,000 shares (the "Shares") of the Company's common stock, par value $.001 per share, which the Company issued to MCT on June 12, 2006.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On October 5, 2004, ValCom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by ValCom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. ValCom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit. The defendants won a summary judgment motion and the company is pursuing the appellant process.

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

Farkhanda Rana

On October 20, 2004 a shareholder of ValCom initiated suit against the Company and its President alleging violations of State and Federal Securities Law along with Fraud and Breach of Contract. The lawsuit captioned Farkhanda Rana vs. ValCom, Inc., Valencia Entertainment and Vince Vellardita et al. were filed in Los Angeles Superior Court as Case Number PC035673. On November 23, 2004 after a hearing the Plaintiff in this matter obtained a pre-judgment writ of attachment against the Company for $325,000.00. The case has been settled as of June 30, 2006. Both parties have released each other.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(A) COMMON STOCK:

On May 19, 2006, the Company issued 1,000,000 shares of the Company's common stock, $0.001 par value per share, to Media City Tele-productions as partial consideration of the purchase price to be paid pursuant to a certain Letter Agreement of equal date entered into by the Company and MCT for the Company's purchase of Media City Studios.

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


Date:  October 4, 2006

By:  /s/ Vince  Vellardita
-------------------------------------
Vince  Vellardita  Chairman
Chief Executive Officer




Date:  October 4, 2006

By:  /s/ Steven Cantrock
-------------------------------------
Steven Cantrock
Chief Financial Officer and
Principal Accounting Officer