Form 10KSB
period 2006-09-30
VALCOM, INC
filed 2007-07-31
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

           SECURITIES AND EXCHANGE COMMISSION FILE NUMBER 000-28416

                                 VALCOM, INC.
				-------------
            (Name of small business issuer specified in its charter)


          Delaware                                           58-1700840
--------------------------------                      -----------------------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation  or  organization)                      Identification  Number)


              2525 North Naomi Street, Burbank, California 91504
	      ---------------------------------------------------
              (Address of Principal executive offices) (Zip Code)

                                 (818) 848-5800
			  ---------------------------
                          (Issuer's telephone number)

             920 South Commerce Street, Las Vegas, Nevada  89106
	  ----------------------------------------------------------
          (Former address of principal executive offices) (zip Code)

      Securities registered under Section 12(b) of the Exchange Act: None
        Securities registered under Section 12(g) of the Exchange Act:
     COMMON STOCK, PAR VALUE $0.001 AND PREFERRED STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

Issuer's revenues for its most current fiscal year: $3,402,278

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 12, 2007: $1,965,746

Number of common shares outstanding  as of January 12, 2007 at $.001 par value:
4,914,365 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format: [  ] YES [X] NO


                               TABLE  OF  CONTENTS
                               ===================


Item      Page
Number    Number  Item
--------  ------  -------------
Part  I
-------
Item  1.    _    Description of Business
Item  2.    _    Description of Property
Item  3.    _    Legal Proceedings
Item  4.    _    Submission of Matters to a Vote of Security Holders

Part  II
-------
Item  5.    _    Market for Common Equity and Related Stockholder Matters
Item  6.    _    Management's Discussion and Analysis or Plan of Operation
Item  7.    _    Financial Statements
Item  8.    _    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item  8A.   _    Controls and Procedures
Item  8B.   _    Other Information

Part  III
--------
Item  9.    _    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act
Item  10.   _    Executive Compensation
Item  11.   _    Security Ownership of Certain Beneficial Owners and Management
                 Related Stockholder Matters
Item  12.   _    Certain Relationships and Related Transactions
Item  13.   _    Exhibits
Item  14.   _    Principal Accountant Fees and Services

Signatures  _

Ex.  31.1    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act
             of 2002
Ex.  32.1    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
             of 2002



                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND



ValCom, Inc., a publicly held Delaware corporation (the "Company"), was originally organized in the State of Utah on September 23, 1983, under the corporate name Alpine Survival Products, Inc. Its name was changed to Justin Land and Development, Inc. during October 1984 and to Supermin, Inc. on November 20, 1985.

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

VALCOM'S CORPORATE STRUCTURE

As of September 30, 2006, ValCom, Inc. had four subsidiaries: Valencia Entertainment International, LLC, a California limited liability company; Half Day Video, Inc., a California corporation; 80% equity in ValCom Studios, Inc. a Nevada Corporation and 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent broadcaster. Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

The Company is a diversified entertainment company with the following operating activities:

a) Studio rental - ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of two properties: 920 South Commerce and 2525 North Naomi Street, Burbank, California 91504 which is leased. Corporate offices are located at the Burbank Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

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

c) Jeff Franklin Film and TV production - Jeff Franklin, Executive Producer of "Funny Money" and founder of FWE Picture Company began his entertainment career in the music industry managing the careers of music icons George Clinton and Marvin Gaye. Franklin recently began working with Stan Lee on two new pictures, including "Light Speed" and "The Harpy." Cumulatively, theatrical features that Franklin has produced and executive produced, such as "Casper," "Kull-The Conquerer," "Cold Around the Heart," "Stuart Little" and "Stuart Little 2," have grossed over one billion dollars. Franklin has also produced many television series, as well as producing on and off-Broadway.

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

BUSINESS OVERVIEW

We are a diversified entertainment company with the following operating activities:

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

FILM PRODUCTION DIVISION

Jeff Franklin, Executive Producer of "Funny Money" and founder of FWE Picture Company began his entertainment career in the music industry managing the careers of music icons George Clinton and Marvin Gaye. Franklin recently began working with Stan Lee on two new pictures, including "Light Speed" and "The Harpy." Cumulatively, theatrical features that Franklin has produced and executive produced, such as "Casper," "Kull-The Conquerer," "Cold Around the Heart," "Stuart Little" and "Stuart Little 2," have grossed over one billion dollars. Franklin has also produced many television series, as well as producing on and off-Broadway.

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

The development of telecommunications, the emergence of new technology and the international nature of the Internet has created opportunities to develop new, efficient and secure ways to deliver entertainment to customers. As one of the companies that plans to employ these new technologies on the Internet, ValCom intends to capitalize on its expertise in the analysis of consumer data and information to become a world leader in online entertainment. The Company will utilize its assets of film library, broadcast station and studio facilities to expand in the IP world.

BROADCASTING, LLC

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

INTERACTIVE TECHNOLOGY

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

DEPENDENCE ON STUDIO FACILITIES

The Company emerged as one of the top studio facilities over the years and has been very successful with an occupancy rate of 95%. With ValCom's most recent purchase of the Burbank Studios, the Company is focusing on its core business and capitalizes on its reputation in the Hollywood to increase its revenue base. The Company does not rely on a small group of customers. It may rent facilities, production equipment and personnel to any motion picture studio or production company. The Company's television broadcast operations do not rely on a small group of customers; rather, any advertiser who wishes to advertise on Channel 8 in Indio-Palm Springs, California may generate revenues.

PATENTS, TRADEMARKS, COPYRIGHTS, LICENSES, FRANCHISES, CONCESSIONS,

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

HEADLIGHTS AND TAILPIPES

Live Theater Show Debut and Stardust Casino: Broadcast, merchandise and food/beverages.

SIN CITY RECORDS

Record Studio, Record Label, publishing, music, television, films and merchandise

MOTOWN PARTNERS, LLC

Live Theatre, Production Revenue and Concerts

EMPLOYEES

As of January 15, 2007, the Company had 14 full-time employees, including two officers and three professional staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe our employee relations are very good.

ITEM 2. DESCRIPTION OF PROPERTY

ValCom's Studio Division is composed of two properties: 2525 North Naomi Street, Burbank, California 91504 and 920 South Commerce which are leased for $33,000 and $2,000. per month. ValCom also holds a 1/3 equity in the real estate of 7.5 acres, 160,000 square feet of commercial space without access. Corporate offices are located at the Burbank Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

ITEM 3 - LEGAL PROCEEDINGS

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

On October 5, 2004, ValCom, Inc. and Valencia Entertainment International, LLC, commenced a lawsuit in the Los Angeles Superior Court, State of California, against Chicago Title Company and Laurus Master Fund, Ltd. The suit seeks an accounting of the amount due in connection with a non-judicial foreclosure of a deed of trust securing a promissory note executed by ValCom and Valencia. It also alleges that Chicago Title breached its trustee's duties and Laurus breached the terms of the promissory note and deed of trust securing it. ValCom's attorney has expressed his belief that the lawsuit it meritorious but at this stage in the proceeding, he is unable to state how much, if any, will be recovered in the lawsuit. The defendants won a summary judgment motion and the company is pursuing the appellant process. The company anticipate an appellate herring in late 2007.

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

BONNIE NELSON

Ms. Bonnie Nelson, a former ValCom employee and Director filed suit against ValCom, Inc. The suit alleges a breach of oral agreement and employment contract. ValCom, Inc. terminated Ms. Nelson for cause in breach of her employment agreement. ValCom is countersuing Ms. Nelson for defamation and breach of fiduciary duties to both the Company and its shareholders.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. On November 20, 2006, the Company held a Special Meeting of Stockholders at the Company's offices at 920 South Commerce Street, Las Vegas, Nevada 89106 at 10:00 A.M. local time.

2. There were present in person or by proxy 58,146,661 shares of Common Stock, of a total of 105,243,318 shares of Common Stock entitled to vote.

3. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

        Nominee            Number of Shares
---------------------   ----------------------
Vincent Vellardita            54,514,041
Richard Shintaku              54,514,041
Ian Adlington                 54,514,041


4. 54,514,041 shares were voted in favor of amending our Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 100,000,000 shares to 250,000,000 shares.

5. 54,514,041 shares were voted in favor of amending our Certificate of Incorporation to increase the number of authorized shares of "blank check" preferred stock, par value $.001 per share, of the Company from 10,000,000 shares to 25,000,000 shares.

6. 54,514,041 shares were voted in favor of amending our Certificate of Incorporation to effect a reverse stock split of the issued an outstanding shares of common stock of the Company at a ratio of either one-for-two, one-for-five, one-for-ten, one-for-twenty, as determined by the Board of Directors to be in the best interests of the Company without further approval from stockholders.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

The Company's common stock is traded on the NASD Over-the-Counter Electronic Bulletin Board under the symbol VLCO upon the effectuation of a one-for-twenty reverse stock split on December 11, 2006. The Company's common stock was previously traded on the NASD Over-the-Counter Electronic Bulletin Board under the symbol VACM. The Company's trading symbol on the Frankfurt XETRA is "VAM" and its security code is #940589.

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

COMMON STOCK



Date              Low      High
-----            ------  -------
2007
====
First  Quarter   $ 1.76  $  0.40
                 ------  -------
Second  Quarter* $ 0.51  $  0.35
                 ------  -------
2006
====
First  Quarter   $ 4.10  $  0.90
                 ------  -------
Second  Quarter  $ 4.00  $  1.26
                 ------  -------
Third  Quarter   $ 3.98  $  1.16
                 ------  -------
Fourth  Quarter  $ 2.80  $  1.34
                 ------  -------
2005
====
First  Quarter   $ 4.80  $  1.44
                 ------  -------
Second  Quarter* $ 2.40  $  1.00
                 ------  -------
Third  Quarter   $ 2.00  $  0.80
                 ------  -------
Fourth  Quarter  $ 4.00  $  0.40
                 ------  -------
2004
=====
First  Quarter   $11.00  $  6.00
                 ------  -------
Second  Quarter  $ 9.40  $  4.60
                 ------  -------
Third  Quarter   $ 7.00  $  1.80
                 ------  -------
Fourth  Quarter  $ 5.20  $  1.80
---------------  ------  -------


*Through January 11, 2007

Prices quoted reflect a one share-for-twenty reverse split effective on February 1, 1993, a two share-for-one forward split effective on August 14, 2000, a one share-for-ten reverse split effective on September 27, 2001 and a one-for-twenty reverse split effective on December 11, 2006.

As  of  January  12,  2007,  the  Company  had 4,914,365 shares of common stock
outstanding,  with  approximately  1,  450,000  in   the   public   float   and
approximately 2,110 shareholders of record.

DIVIDENDS

There have been no cash dividends declared or paid since the inception of the Company. Continental Stock Transfer & Trust Company, 17 Battery Place; New York, New York 10004, acts as transfer agent and registrar for the Company's common and preferred stock.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 275,000,000 shares of capital stock, 250,000,000 shares of which are designated as common stock, $0.001 par value per share, and the balance of which are designated as preferred stock, $0.001 par value per share.

The holders of common stock do not have cumulative voting rights and are entitled to one vote per share on all matters to be voted upon by the stockholders. Our common stock is not entitled to preemptive rights and is not subject to redemption (including sinking fund provisions) or conversion. Upon our liquidation, dissolution or winding-up, the assets (if any) legally available for distribution to stockholders are distributable ratably among the holders of our common stock after payment of all classes or series of our preferred stock. All outstanding shares of our common stock are validly issued, fully-paid and non-assessable. The rights, preferences and privileges of holders of our common stock are subject to the preferential rights of all classes or series of preferred stock that we may issue in the future.

PREFERRED STOCK

At September 30, 2006, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holder of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.

EQUITY COMPENSATION PLAN

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

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended September 30, 2006.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES


On January 24, 2006, the Company issued 4,000,000 shares of Series C Preferred Stock in lieu of cash payment.


(A) COMMON STOCK:

During the three months ended December 31, 2005, the Company issued 750,000 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $42,500, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2005, the Company issued 25,000 shares of common stock in lieu of compensation, salaries and bonuses to employees. Total value of the compensation, salaries and bonuses was approximately $1,250, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the three months ended December 31, 2005, the Company issued 810,000 shares of common stock pursuant to its private placement memorandum in exchange for $198,000 in cash.

During the three months ended December 31, 2005, the Company issued 1,495,269 shares of common stock to convert $89,669 in liabilities.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. Certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results.
Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

INTRODUCTION

PLAN OF OPERATION

As of September 30, 2006, ValCom, Inc. operations were comprised of the following divisions:

1. Studio Division

2. Rental Division

3. Broadcast Television

4. Film and Television Production; and Animation Division.

5. Live Theater

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

TELEVISION, FILM, & ANIMATION PRODUCTION

Jeff Franklin, Executive Producer of "Funny Money" and founder of FWE Picture Company began his entertainment career in the music industry managing the careers of music icons George Clinton and Marvin Gaye. Franklin recently began working with Stan Lee on two new pictures, including "Light Speed" and "The Harpy." Cumulatively, theatrical features that Franklin has produced and executive produced, such as "Casper," "Kull-The Conquerer," "Cold Around the Heart," "Stuart Little" and "Stuart Little 2," have grossed over one billion dollars. Franklin has also produced many television series, as well as producing on and off-Broadway.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPT. 30, 2006 COMPARED TO FISCAL YEAR ENDED SEP. 30, 2005

Revenues for the year ended September 30, 2006 increased by $2,472,171 from $930,107 for the same period in 2005 to $3,402,278 for the year ended September 30, 2006. The increase in revenue was principally due to increase in production revenue.

Production costs for the year ended September 30, 2006 increased by $2,608,462 or 60% from $430,082 for the year ended September 30, 2005 to $3,038,544 for the same period in 2006. The increase in production costs was principally due to increased production.

Selling and promotion costs for the year ended September 30, 2006 increased by $892,469or 2503.77% from $35,645 for the same period in 2005 to $928,114 for the year ended September 30, 2006. The increase was due principally to production increases, requisitions and acquisitions of new entities.

Depreciation and amortization expense for the year ended September 30, 2006 decreased by $11,989 or 13.03% from $92,001 for the year ended September 30, 2005 to $80,012 for the same period in 2006. The decrease in depreciation and amortization expense was due to ending of asset cycle.

General and administrative expenses for the year ended September 30, 2006 increased by $938,813 or 98% from $955,690 for the year ended September 30, 2005 to $1,894,503 for the same period in 2006. The increase was due principally to increased production.

Consulting and professional fees for the year ended September 30, 2006 decreased by $66,552 or by 95.11% from $1,301,907 for the year ended September 30, 2005 to $1,235,355 for the same period in 2006. The decrease in consulting and professional fees was principally due to increased control by management of these expenses.

Bad debt expense for the year ended September 30, 2006 decrease by $39,536 or 66.7% from the year ended September 30, 2005 to $19,757 for the same period in 2006.

Interest expense for the year ended September 30, 2006 increased by $26,766 or 52% from $51,567 for the year ended September 30, 2005 to $78,328 for the same period in 2006. The increase was due principally to new acquisitions of the Burbank Studios.

Due to the factors described above, the Company's net loss increased by $2,711,434 or 148.95% from a net loss of $1,820,022 for the year ended September 30, 2005 to a loss of $4,531,472 for the year ended September 30, 2006.

STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

See Notes to Consolidated Financial Statements in Part F/S for a description of the Company's calculation of earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $4,531,476 and a negative cash flow from operations of $2,719,429 for the year ended September 30, 2006, and an accumulated deficit of $14,876,826 at September 30, 2006.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Cash totaled $52,807 on September 30, 2006, compared to $276,280 at September 30, 2005. During the fiscal year 2006, net cash used by operating activities totaled $2,719,429 compared to a negative cash flow of $52,734 for the year ended September 30, 2005. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash increase by financing activities for fiscal year 2006 totaled $3,074,303. Net cash used by investing activities during fiscal year 2006 totaled $578,346 from purchase of fixed assets and increased expenditures for the purchase of equipment.

The above cash flow activities yielded a net cash decrease of $223,472 during fiscal year 2006 compared to a increase of $10,363 during the year ended September 30, 2005.

There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company, if at all. Total shareholders' equity decreased to $(788,782)in fiscal year 2006. Additional paid in capital increased to $13,993,462 in fiscal year ended September 30, 2006.

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

                          FUTURE FUNDING REQUIREMENTS

The Company's capital requirements have been and will continue to be significant. The Company's adequacy of available funds during the next fiscal year and thereafter will depend on many factors, including whether the Company will be able to: (1) retain its existing tenants (2) rent its production equipment and personnel profitably, (3) develop additional distribution channels for its programming. Assuming funds are available, during the next fiscal year, the Company expects to spend approximately $1,000,000. for facility, equipment and growth. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The Company's failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

ITEM 7. FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA



                             FINANCIAL STATEMENTS

                        VALCOM, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                        ASSETS

                                            As of                   As of
                                        September 30,           September 30,
                                            2006                    2005
                                        ------------            -------------


CURRENT ASSETS
   Cash                                 $     52,807            $     276,280
   Accounts receivable, net                  432,813                   87,620
   Prepaid expenses                           40,000                        -
   Notes receivable                          449,000                        -
                                        ------------            -------------

     Total Current Assets                    974,620                  363,899

NET PROPERTY & EQUIPMENT                     673,678                   95,422

OTHER ASSETS
   Deposits                                  108,350                    8,350
   Other assets                            1,150,000                1,150,000
                                        ------------            -------------
     Total Other Assets                    1,258,350                1,158,350
                                        ------------            -------------
        TOTAL ASSETS                    $  2,906,738            $   1,617,672
                                        ============            =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                     $    692,059             $    525,478
   Accrued interest                           68,172                   33,370
   Accrued expenses                          106,951                   20,000
   Deferred Income                            26,100                  120,000
   Due to related parties                  1,672,456                  267,955
   Notes payable                           1,129,782                  416,480
                                        ------------            -------------

     Total Current Liabilities             3,695,520                1,383,284

LIABILITIES SUBJECT TO COMPROMISE
    Mortgage payable                               -                       -
    Long term loans                                -                       -
                                        ------------            -------------

Total Liabilities subject
    to compromise                                  -                       -


TOTAL LIABILITIES                          3,695,520                1,383,284

STOCKHOLDERS' EQUITY
    Convertible preferred stock: all
      with par value of $0.001; shares
      authorized and outstanding as of
      September 30, 2006 and 2004 are
      as follow:
    Series B, 1,000,000 shares
      authorized; 38,000 shares issued
      and outstanding.                            38                       38
    Series C, 25,000,000 shares
      authorized; 9,267,416 and 6,517,416
      shares issued and outstanding as
      of September 30, 2006 and 2005,
      respectively.                            9,267                    6,517
    Series D, 1,250,000 shares
      authorized;  -0- and 1,250,000
      shares issued and outstanding as
      of  September 30, 2005 and 2004,
      respectively.
   Common stock ($0.001 par value,
      100,000,000 shares authorized;
      85,312,064 and 41,884,000 shares
      issued and  outstanding as of
      September 30, 2006 and 2005,
      respectively)                           85,312                   41,884
   Treasury stock                                (35)                     (35)
   Minority Interest                               -                        -
   Additional paid-in capital             13,993,462               10,531,335
   Retained (deficit)                    (14,876,826)             (10,345,312)
                                        ------------            -------------

     Total Stockholders' Equity             (788,782)                 234,389


TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                    $  2,906,738            $   1,617,672
                                        ============            =============


See accompanying notes to financial statements.


                           VALCOM, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations


                                         Year Ended              Year Ended
                                        September 30,           September 30,
                                            2006                    2005
                                        -------------           ------------

REVENUES
 Rental income                          $     708,588           $    377,931
 Production income                          2,669,118                548,582
 Other income                                  23,439                  3,594
                                        -------------           ------------
Total Revenues                              3,402,278                930,108

COSTS AND EXPENSES
 Production                                 3,038,544                430,082
 Selling and promotion                        928,114                 35,645
 Depreciation and amortization                 80,012                 92,001
 General and administrative                 1,894,503                955,690
 Consulting and professional fees           1,235,355              1,301,907
 Bad debts                                     19,757                 59,293
                                        -------------           ------------

Total Costs and Expenses                    7,196,285              2,874,618
                                        -------------           ------------


OPERATING LOSS                             (3,794,007)            (1,944,510)

OTHER INCOME & (EXPENSES)

 Interest expense                             (78,328)              ( 51,562)
 Other expense                               (703,432)                     -
 Gain on sale of assets                             -                176,051
 Interest Income                                    -                      -
 Other income                                  44,291                      -
                                        -------------           ------------

Total Other Income & (Expenses)              (737,469)               124,489
                                        -------------           ------------


NET LOSS                                $  (4,531,476)          $ (1,820,021)
                                        =============           ============

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE               $       (0.06)          $     (0.05)
                                        =============           ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 49,376,756            36,257,129
                                        =============           ===========

See accompanying notes to financial statements.



                                        VALCOM INC. AND SUBSIDIARIES
                                Consolidated Statement of Stockholders' Equity
                                From October 1, 2003 through September 30, 2006


                                                                                                    Series C - Preferred
                             Preferred Series B      Preferred Series C        Preferred Series D      Stock to be issued
                             Shares      Amount      Shares      Amount        Shares      Amount      Shares      Amount
			     ------	 ------	     ----------	 ------	     ----------	 ----------    ------	   ------
Balance
October 1, 2003              38,000          38       1,480,000   1,480       1,250,000       1,250         -           -

Intercompany transfer
 of assets and discontinue
 subsidiary   ***

Shares issued for services

Shares issued for debt
 retirement

Private Placement Memorandum

Conversion of preferred
 stock                           	      	      2,999,999   3,000      (1,250,000)     (1,250)

Less treasury stock

Net Loss
			     ------	 ------	     ----------	 ------	     ----------	 ----------    ------	   ------
Balance
September 30, 2004           38,000          38       4,479,999   4,480              -            -	    -	        -

Shares issued for services

Private Placement Memorandum

Preferred stock issued for
 cash, net                                            2,537,417   2,537

Conversion to common                                   (500,000)   (500)

Net Loss                                                                     		 (1,820,021)
			     ------	 ------	     ----------	 ------	     ----------	 ----------    ------	   ------
Balance
September 30, 2005           38,000          38       6,517,416   6,517               -       	  -         -           -

Preferred Stock issued
 for services                     		      4,000,000   4,000

Shares issued for services

Shares issued for notes
 and settlements

Notes conversions to stock                           (1,250,000) (1,250)

Net Loss
			     ------	 ------	     ----------	 ------	     ----------	 ----------    ------	   ------
Balance
September 30, 2006           38,000          38       9,267,416   9,267               -       	  -         -           -
			     ======	 ======	     ==========  ======	     ==========  ==========    ======	   ======

See accompanying notes to financial statements.



                                        VALCOM INC. AND SUBSIDIARIES
                                Consolidated Statement of Stockholders' Equity
                                From October 1, 2003 through September 30, 2006
						   (Continued)


								Additional
					 Common           	 Paid-in    	Treasury        Retained
				 Shares         Amount   	 Capital      	Stock       	Earnings        Total
				 ----------	------		----------	--------	-----------	----------

Balance
October 1, 2003                  12,925,833     12,926  	13,108,874             -        (10,423,007)     2,701,562

Intercompany transfer of
 assets and discontinue
 subsidiary   ***						(8,207,252)                       7,827,392       (379,860)

Shares issued for services	  9,248,617      9,849    	 2,230,574                                       2,240,423

Shares issued for debt
 retirement			  1,198,333        598      	   224,052                                         224,650

Private Placement Memorandum	  4,746,666      4,747    	 1,406,526                                       1,411,273

Conversion of preferred
 stock														     1,750

Less treasury stock								     (35)                              (35)

Net Loss											 (5,929,714)    (5,929,714)
				 ----------	------		----------	--------	-----------	----------
Balance
September 30, 2004               28,119,449     28,120  	 8,762,774           (35)        (8,525,329)       270,049

Shares issued for services	  7,139,268      7,139    	 1,286,344                                       1,293,483

Private Placement Memorandum	  6,125,000      6,125      	   348,875                                         355,000

Preferred stock issued for
  cash, net													     2,537

Conversion to common		    500,000        500                                                           	 -

Net Loss			 (1,820,021)
				 ----------	------		----------	--------	-----------	----------
Balance
September 30, 2005		 41,883,717     41,884  	10,397,993           (35)       (10,345,350)       101,047

Preferred Stock issued
 for services							   196,000                                         200,000

Shares issued for services	  5,924,575      5,925     	   534,783                                         540,708

Shares issued for notes
 and settlements		 33,948,503     33,949     	 2,579,321                                       2,613,270

Notes conversions to stock	  2,745,269      2,745        	    88,174                                          88,669

Net Loss											 (4,531,476)    (4,531,476)
				 ----------	------		----------	--------	-----------	----------
Balance
September 30, 2006		 85,312,064     85,312   	13,993,462           (35)       (14,876,826)      (788,781)
				 ==========	======		==========	========	===========	==========

See accompanying notes to financial statements.





 						VALCOM, INC.
 				   Consolidated Statements of Cash Flows


							 Year Ended			 Year Ended
							September 30,			September 30,
							    2005			    2006
							-------------                   -------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                           $  (1,820,021)			$   (1,820,021)
   Adjustments to reconcile net loss to net
    cash (used in) provided
    by operating activities:
   Depreciation expense                                        92,001				92,001
   Beneficial interest                                              -			     	     -
   Stock issued for compensation                                    -			     	     -
   Stock issued for services                                1,293,483		     	     1,293,483
   Investment write off                                             -			     	     -
   Changes in operating assets and liabilities:
   Receivables                                                (58,853)		       	       (58,853)
   Production in Progress                                      91,201				91,201
   Deposits                                                    32,281				32,281
   Deferred compensation                                            -			     	     -
   Deferred interest                                                -		 	     	     -
   Accounts payable and accrued expenses                       82,798				82,798
                                                        -------------		 	 -------------
    Net Cash Provided by (Used in)
        Operating Activities                                 (287,110)		              (287,110)

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of fixed assets                          55,432				55,432
                                                        -------------		   	 -------------
    Net Cash Provided by (Used in)
        Investing Activities                                   55,432				55,432

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal repayment of notes payable                              -			     	     -
  Preferred stock issued for cash                               2,537			 	 2,537
  Common tock issued for cash                                 355,000		               355,000
  Principal borrowings on notes                               (39,002)		               (39,002)
  Net borrowings from related parties                         167,955		               167,955
                                                        -------------		 	 -------------
    Net Cash Provided by (Used in)
        Financing Activities                                  486,490		               486,490
                                                        -------------		 	 -------------
    Net Increase (Decrease) in Cash                           254,812		               254,812

  Cash at Beginning of Year                                    21,468				21,468
                                                        -------------		 	 -------------

  Cash at End of Year                                   $     276,280			 $     276,280
                                                        =============			 =============
  Supplemental  Cash Flow Disclosures:

  Cash paid during period for interest                  $           -			 $           -
                                                        =============			 =============
  Cash paid during period for taxes                     $         800			 $         800
                                                        =============			 =============


See accompanying notes to VALCOM, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



AS OF SEPTEMBER 30, 2006


NOTE 1. DESCRIPTION OF BUSINESS

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

VALCOM BURBANK STUDIOS, assets were purchased on May 19, 2006 from Media City Teleproductions("MCT") pursuant to which parties expressed their intention and set forth the principal terms for the Company's purchase of Media City Studios, including certain equipment and facilities contained therein (the "Studio") such as all studio production equipment. ValCom Burbank Studios, one of Burbank's finest television production facilities, with three edit bays, two sound stages and over 25,000 square feet of production support was recently acquired by ValCom, Inc. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years in addition to a past client base consisting of: HGTV, D.I.V., History Channel, Discovery, Food Network, Sony Pictures T.V., PAX, MTV, Disney Channel, HBO, ABC, CBS, NBC, Sci Fi, GSN, Comedy Central, VH-1, FOX Television, Lifetime, over a period of 12 years

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:


                                September     September
                                 30,2006      30, 2005
                               ----------  ------------
Land                           $       -     $        -
Building                               -              -
Building Improvements              4,500          4,500
Production Equipment             723,094         68,708
Leasehold Improvements            62,677         62,677
Autos and Trucks                  33,971         33,971
Office Furniture and Equipment    48,421         44,814
Video Equipment                  181,877        181,877
                               ----------   -----------
                               1,054,540        396,547
Less: accumulated depreciation  (380,772)      (301,125)
                                ----------  -----------
Net book value . . . . . . .    $673,768     $   95,422
                              ==========    ===========


Depreciation expense for the years ended September 30, 2006 and 2005 was $80,012 and $92,001, respectively.

NOTE 4. CONVERTIBLE NOTES PAYABLE

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
                         --------
                         $416,480
                         ========

NOTE 5. RELATED PARTY TRANSACTIONS

At September 30, 2005, related party payables represent $267,955 due to a Director and Shareholder of the Company.

At September 30, 2006, related party payables represent $1,672,456 due to the President of the Company for his salary and various advances to the Company.

NOTE 6. TREASURY STOCK

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued.

NOTE 7. INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2006. At September 30, 2006, the Company had approximately $14,876,826 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards expire beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets at September 30, 2006 consist primarily of the tax effect of net operating loss carry-forwards, which amounted to approximately $3,719,279. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2006 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                 September 30, 2006     September 30, 2006
                                 -------------------    ------------------
Tax expense (credit)
at  statutory rate-federal              (34)%                   (34)%
                                 -------------------    ------------------
State tax expense net of
federal tax                              (6)                     (6)
                                 -------------------    ------------------
Changes in valuation allowance           40                      40
                                 -------------------    ------------------
Tax  expense  at  actual  rate            -                       -
                                 -------------------    ------------------


The components of the net deferred tax asset are summarized below:



                                 September 30, 2005     September 30, 2004
                                 -------------------    ------------------
Deferred tax asset
Net operating losses             $         3,719,279             2,586,338
                                 -------------------    ------------------
Less:  valuation allowance                (3,719,279)           (2,586,338)
                                 -------------------    ------------------
                                 $               -0-                   -0-
                                 -------------------    ------------------


NOTE 8. STOCKHOLDERS' EQUITY

a. EQUITY INVESTMENT

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

NOTE 9. COMMITMENTS

In May 2005, the Company leased facilities in Las Vegas Nevada. The lease has a term of three years. Initial monthly base rent is $8,250 with no increases, and the initial monthly base rent expense for Burbank is $30,000. Rent expense for the year ended September 30, 2006 and 2005 were $219,535 and $159,905, respectively.

FUTURE COMMITMENTS:


           Total          Las Vegas        Burbank

1      $ 517,080          $  99,000       $418,080
2        528,572             82,500        446,072
3        459,455                           459,455
4        473,238                           473,238
5        487,435                           487,435
----------------        -----------    -----------
Total   $459,531        $   181,500    $ 2,284,281
================        ===========    ===========


NOTE 10. STOCK ACTIVITY

a. CONVERTIBLE PREFERRED STOCK

At September 30, 2006 and 2005, the Company had three series of convertible Preferred Stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share.

With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors declared no dividends for any of the Series of convertible Preferred Stock during the fiscal year ended September 30, 2006.

b) WARRANTS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Armando C. Ibarra sold the firm to Park Lee, Certified Public Accountants. On June 1, 2006 , the Registrant engaged Park Lee, Certified Public Accountants, as the Registrant's independent accountants to report on the Company's consolidated balance sheet as of September 30, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Park Lee, Certified Public Accountants was approved by the Registrant's Board of Directors.

The Registrant auditors, Armando C. Ibarra, Certified Public Accountants (herein after "Ibarra,") resigned effective June 1, 2006 due to the sale of the business to Park Lee, Certified Public Accountants. Ibarra served as the Registrant's independent auditors' for the Registrant's fiscal years ended September 30, 2005 and 2004, as well through the date of its dismissal. Ibarra's report on the Registrant's consolidated financial statements for the registrant's fiscal year September 30, 2005 and September 30, 2004 (the "Reports") does not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, however, it was modified to include an explanatory paragraph wherein they expressed substantial doubt about the Registrant's ability to continue as a going concern.

During the Registrant's association with Ibarra as Registrant's independent accountants until Ibarra's resignation, there were no disagreements with Ibarra within the meaning of item 304 of regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Ibarra's satisfaction, would have caused Ibarra to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure..

(b) Changes in Internal Controls. During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's directors and executive officers, the positions with the Company held by each, and the period during which each such person has held such position.


Name                  Age                Position                Since
-------------------  -----             -----------              --------
Vince Vellardita. .     49  CEO/President/Chairman of the Board   2000
Richard Shintaku. .     57  Director                              2003
Ian Adlington . . .     62  Director                              2006
Sandra Markham. . .     46  Secretary/Treasurer                   2005



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

BIOGRAPHIES OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

VINCE VELLARDITA - CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Vince Vellardita has served as the Company's President, Chief Executive Officer and Chairman of the Board since October 2000. Mr. Vellardita was instrumental in having Valencia Entertainment International, LLC acquire a 180,000 square foot production facility in Valencia, California that houses eight film and production sound stages that have been occupied for the past four years by the hit CBS series JAG and Fox's Power Rangers. Mr. Vellardita began his career in 1977 as a music producer and promoter of live shows and is credited with bringing Duran/Duran and U2 to North America for their first US tours. He also produced a benefit tour for the 1980 Presidential campaign of John Anderson. Mr. Vellardita is a 25-year veteran production executive with a successful track record. While in Nashville, Mr. Vellardita was responsible for the turnaround for a production house for music into a television satellite network, housing multiple sound- stages and edit bays. Mr. Vellardita also increased revenues by bringing national accounts to this network. Mr.
Vellardita has been involved in over 10,000 episodes of television and 100 films. After Mr. Vellardita's success in Nashville, he moved to Los Angeles, focusing on film and television, where he developed independent production studios. Mr. Vellardita handled everything from the coordination of sales and contracts negotiations, to the launching of marketing strategies to lure some of the biggest names in the television community. These include Paramount, Warner Brothers, and Disney. Mr. Vellardita does not currently serve as a director of any other reporting company.

RICHARD SHINTAKU - DIRECTOR

Richard Shintaku has served on the Board since August 5, 2003. He is currently President and CEO of Inter-Continental Associates Group, LLC and ICAG, Inc. Mr. Shintaku has been married for 36 years and has two daughters and three grandsons and resides at Lake Las Vegas, Nevada. ICAG has been a leading investment and consulting firm in the Asia/Pacific region since 1973. ICAG is a Merrill Lynch investment "Alliance Partner". He is currently Vice President and principal of MRI International, Inc., one of the nations largest medical receivables funding companies, Executive Vice President and principal of JMR Nevada, Inc. (Harmon Medical Center), and KK JMR (Medical, Japan centers). Mr. Shintaku is also Chairman and CEO of Premier Entertainment Services, Inc., (product placement in Digatech International, Inc. (Gaming technology) and Owner/Proprietor of The Royal Hawaiian Farms (Pistachio/Grapes). He is a Partner of Super Nova Financial Services (NY Mercantile Exchange). He also serves on various board of directors of many Asian and domestic firms. He has recently been asked to serve as the first Honorary Consul General of Japan in the State of Nevada and is presently serving as the Nevada representative on the Republican Presidential Roundtable.

IAN ADLINGTON - DIRECTOR

Ian Adlington has served as the founder and Chief Executive Officer of Newport Capital Group from 1998 to the present, a venture capital company which provides Bio Science advice. He is a Member of the Institute of Management Services, the British Institute of Management and the Institute of Bankers as well as a Fellow at the Institute of Directors. In 1979, Mr. Adlington received his B.A. with honors in Math and Economics from the University of Keele. In addition, he received his M.A. in Economics from the University of Keele in 1980. Mr. Adlington also received his M.B.A. from Open Business School and Plymouth School in 1993 as well as a PhD from the Plymouth Business School and his D.B.A. from the Chartered Institute of Marketing in 1997. Currently Mr. Adlington serves of the Board of Directors of over twenty domestic and international companies.

SANDY MARKHAM - TREASURER AND SECRETARY

Sandy Markham was appointed to the position of Secretary and Treasurer of the Corporation in July 22, 2005. She has been with ValCom since March 2005. Ms. Markham holds a Bachelor Degree in Business Administration from Regis University and has extensive experience in executive secretarial business. She has provided corporate support for the past 25 years for the casino/hotel industry in addition to other government, profit and non-profit organizations. She has extensive background in the field of advertising, marketing, special event coordinator, and personnel management was appointed Secretary of the Company on September 14, 2004. Ms. Aws has served as Vice President of Administration of RWT, the Company's wholly owned subsidiary, since February 2004. Prior to that, Ms. Aws served as Executive Administrator, General
Mortgage  Corporation  of  America,  from  August  24,  2003  to February 2004;
Director of Just for Kids, an after school and summer camp program for children, from December 2002 to August 2003; Assistant to the Chief Executive Officer of RWT from December 2002 through February 2004; and Administrative Assistant to Vice President of Marketing and Sales and Manager of Proposals and Contracts Administration for RWT.

                             FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors.

                               LEGAL PROCEEDINGS

There are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony or any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended September 30, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2006, we believe that during the year ended September 30, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

                THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Our Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require Board approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We do not have a standing Audit Committee, a Compensation Committee, or a Nominations and Governance Committee of the board of directors. Our directors perform the functions of audit, nominating and compensation committees. Our directors, Vincent Vellardita, Richard Shintaku and Ian Adlington, participate in the consideration of director nominees. Due to the small size of our company and our board, the board of directors does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. The entire Board of Directors participates in audit related matters of our company, including, but not limited to, reviewing and discussing our audited financial statements with management and our auditors and recommending to the board of directors that the financial statements be included in our Annual Reports on Form 10-KSB. In performing their role equivalent to an audit committee, the Board of Directors
(i) reviewed and discussed the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 with management, (ii) discussed with the Company's independent registered public accounting firm the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication With Audit Committees),
(iii) discussed with its independent registered public accounting firm matters relating to independence, including the disclosures made to the Board as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees ), and (iv) in reliance on the aforementioned reviews and discussions, recommended to management the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 for filing with the Securities and Exchange Commission. Messrs. Vellardita, Shintaku and Adlington are not considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 or by any national securities association registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.

The Board and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Board performs annual self-evaluations. We have adopted a comprehensive Code of Ethics for all directors, officers and employees.

During 2006, the Board of Directors met and/or executed unanimous written consents of the Board of Directors 15 times. While we do not have a formal policy requiring members of the Board to attend the Annual Meeting of Stockholders, we strongly encourage all directors to attend. No director attended fewer than 90% of the total number of meetings.

                             DIRECTOR COMPENSATION

The Company has not paid and does not presently propose to pay cash compensation to any director for acting in such capacity. However, the Company will give the directors a grant of shares of common stock and reimbursement for reasonable out-of-pocket expenses for attending meetings. Outside directors received no cash compensation for their services; however they were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company. No officer of the Company receives any additional compensation for his services as a director, and the Company does not contribute to any retirement, pension, or profit sharing plans covering its directors.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended September 30, 2006, 2005 and 2004 to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer at September 30, 2005.

                          SUMMARY COMPENSATION TABLE
                                                                   Restricted
Name & Position             Year   Salary      Bonus      Other       Stock      Options   LTIP   All Other
-----------------------     ----   ------      -----      -----    ----------    -------   ----   ---------
Vincent Vellardita,         2006   $           0.000        0         140,400       0        0         0
Chairman and CEO            2005   $           0.000        0         140,400       0        0         0
                            2004   $           0.000        0         140,400       0        0         0

Sandy Markham               2006   $           0.000        0          48,800       0        0         0
Treasurer and Secretary     2005   $           0.000        0          48,800       0        0         0


2004 EMPLOYEE STOCK COMPENSATION PLAN

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

OPTIONS GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers during the fiscal year ended September 30, 2006.


                                OPTIONS IN YEAR ENDED SEPTEMBER 30, 2006
                                            INDIVIDUAL GRANTS

Name    Number of Shares Underlying     % of Total Options Granted to   Exercise   Market    Expiration
                  Options                          Employees             Price     Price        Date
----    ---------------------------     -----------------------------   --------   ------    ----------
N/A                  0                               0                        --       --            --
N/A                  0                               0                        --       --            --
N/A                  0                               0                        --       --            --



AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth information as of September 30, 2006 with respect to the named executive officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of our common stock.


                                   Number of Securities Underlying      Value of Unexercised In The
                                       Unexercised Options at                Money Options At
                                         September 30, 2006                 September 30, 2006
                                   -------------------------------     -----------------------------
          Shares        Value
       Acquired on    Realized     Exercisable      Unexercisable      Exercisable     Unexercisable
Name   Exercise (#)      ($)           (#)               (#)               ($)              ($)
----   ------------   --------     -----------      -------------      -----------     -------------
N/A              0          0               --                 --                0                 0
N/A              0          0               --                 --                0                 0
N/A              0          0               --                 --                0                 0




EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Vince Vellardita, the Company's Chairman of the Board, Chief Executive Officer and President, effective October 1, 2000. The term of the Agreement is for five years. The Board of Directors may terminate Mr. Vellardita's employment at any time. The Agreement shall be automatically renewed for successive one- year terms, unless either party gives written notice of termination three months prior to the end of the term. The Agreement provides for an annual salary of $120,000 for the first year, $150,000 for the second year and $200,000 for the third year, plus a bonus if authorized by the Board of Directors. If the Company is involved in a merger or consolidation in which it does not survive, or if the Company transfers substantially all of its assets, the surviving entity in the merger or consolidation or the transferee of the Company's assets shall be bound by the Agreement. With the exception of ownership of up to five percent of the equity securities of another publicly traded corporation, the Agreement prohibits Mr. Vellardita from engaging in any activity competitive with or adverse to the Company's business or welfare without the Company's prior written consent.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the shares of our common stock beneficially owned as of January 16, 2007 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and nominee for director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o ValCom, Inc., 2525 North Naomi Street, Burbank, California 91504.



Vincent Vellardita, Chief Executive Officer and Chairman       9,441,049      11.22 %

Steven Cantrock, Chief Financial Officer                               0          0 %

Richard Shintaku, Director                                     3,395,833       4.04 %

Ian Adlington, Director                                                0          0 %

Sandy Markham, Treasurer and Corporate Secretary                 105,000            *

Directors and Officers as a Group (6 persons)                 13,341,882      15.85 %


*Less than one percent.

CHANGES IN CONTROL

To the best of the knowledge and belief of the Company, there are no arrangements, understandings, or other agreements relative to the disposition of the Company's securities, the operation of which would, at a subsequent date, result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

At September 30, 2005, related party payables represent $267,955 due to a Director and shareholder of the Company.

At September 30, 2006, related party payables represent $1,672,456, $845,158 due to Vince Vellardita and $827,298 due to Richard Shintaku.

We believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13. EXHIBITS

Ex. 31.1 Certifications  Pursuant  to  Section 906 of the Sarbanes-Oxley Act of
2002

Ex. 32.1 Certifications Pursuant to Section 302 of the  Sarbanes-Oxley  Act  of
2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Armando C. Ibarra, Certified Public Accountants for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2006 and 2005, the review of the financial statements included in the Company's Forms 10-QSB, totaled $21,500 and $21,500 as follows:

                       2006        2005
		     --------	 -------
Audit fees           $ 17,000    $17,000
Quarterly reviews    $  4,500    $ 4,500

Total                $ 21,500    $21,500



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 16, 2007      VALCOM,  INC.,  a  Delaware  Corporation

                              By: /s/  Vince Vellardita
                                 ----------------------
                                 Vince  Vellardita
                                 Chief  Executive  Officer (Principal
                                 Executive Officer) and Chief Financial
                                 Officer (Principal Accounting and
                                 Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.



SIGNATURE                     TITLE                                DATE
---------                     -----                                -----

By:  /s/ Vince  Vellardita    Chief Executive Officer,       January 16, 2007
    --------------------      Chairman  of  the  Board
    Vince  Vellardita

By:  /s/ Richard Shintaku     Director                       January 16, 2007
     ----------------------
     Richard  Shintaku

By:  /s/ Ian Adlington        Director                       January 16, 2007
     ---------------------
     Ian Adlington