Form 10KSB/A
period 2006-12-31
VALCOM, INC
filed 2008-09-18
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                FORM 10-KSB/A-2

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

           SECURITIES AND EXCHANGE COMMISSION FILE NUMBER 000-28416

                                 VALCOM, INC.
				 -----------
            (Name of small business issuer specified in its charter)


          Delaware                                           58-1700840
--------------------------------                      -----------------------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation  or  organization)                      Identification  Number)


            2113A Gulf Boulevard, Indian Rocks Beach, Florida 33785
	    -------------------------------------------------------
              (Address of Principal executive offices) (Zip Code)
	      ---------------------------------------------------
                               (727) 953 - 9778
			       ----------------
                          (Issuer's Telephone Number)
			  ---------------------------

              2525 North Naomi Street, Burbank, California 91504
	      --------------------------------------------------
           (Former Address of Principal executive offices) (Zip Code)
	   ----------------------------------------------------------
                                (818) 848-5800
				--------------
                          (Issuer's telephone number)
			  ---------------------------
              920 South Commerce Street, Las Vegas, Nevada 89106
	      --------------------------------------------------
           (Former address of principal executive offices) (zip Code)
	   ----------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 AND PREFERRED STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [ ] NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

Issuer's revenues for its most current fiscal year: $1,679,236

Number of common shares outstanding as of September 11, 2008 at $.001 par value:

22,774,349shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format: [ ] YES [X] NO






EXPLANATORY NOTE

     We are filing this Amendment No. 2 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, as originally filed with the Securities and Exchange Commission (the "Commission") on July 31, 2007 (the "Original Filing"), and amended on August 1, 2007 (the "First Amendment") for the purpose of including audited financial information.

     This Amendment No. 2 does not change any of the information contained in the Original Filing or the First Amendment. This Amendment No. 2 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No.2 should be read in conjunction with our filings made with the Commission subsequent to the date of the Original Filing.










ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS.

Certain  statements  in  "Management's  Discussion  and  Analysis  or  Plan  of
Operation" below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

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

TELEVISION, FILM, & ANIMATION PRODUCTION

Jeff Franklin, Executive Producer of "Funny Money" and founder of FWE Picture Company began his entertainment career in the music industry managing the careers of music icons George Clinton and Marvin Gaye. Franklin recently began working with Stan Lee on two new pictures, including "Light Speed" and "The Harpy." Cumulatively, theatrical features that Franklin has produced and executive produced, such as "Casper," "Kull-The Conqueror," "Cold Around the Heart," "Stuart Little" and "Stuart Little 2," have grossed over one billion dollars. Franklin has also produced many television series, as well as producing on and off-Broadway.

Stan Lee, chairman and chief creative officer of POW!, is the creator and inventor of the modern superhero. A prolific author, Lee revolutionized the comic book industry by creating compelling characters who, despite extraordinary powers and talents, are nonetheless plagued by the same doubts and difficulties experienced by ordinary people. Some of his most enduring characters, like Spider-Man{trademark}, The Hulk{trademark}, and the X-Men{trademark}, have spun off into television programs and feature films.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPT. 30, 2006 COMPARED TO FISCAL YEAR ENDED SEP. 30, 2005

Revenues for the year ended September 30, 2006 increased by $843,842 from $930,108 for the same period in 2005 to $1,773,950 for the year ended September 30, 2006. The increase in revenue was principally due to increase in production revenue.

Production costs for the year ended September 30, 2006 decreased by $149,235 or 34.70% from $430,082 for the year ended September 30, 2005 to $280,847 for the same period in 2006. The decrease in production costs was principally due to increased control over such costs by management.

Selling and promotion costs for the year ended September 30, 2006 increased by $242,047 or 679.05% from $35,645 for the same period in 2005 to $277,692 for the year ended September 30, 2006. The increase was due principally to production increases, requisitions and acquisitions of new entities.

Depreciation and amortization expense for the year ended September 30, 2006 decreased by $11,989 or 13.03% from $92,001 for the year ended September 30, 2005 to $80,012 for the same period in 2006. The decrease in depreciation and amortization expense was due to ending of asset cycle.

General and administrative expenses for the year ended September 30, 2006 increased by $3,727,476 or 160.88% from $2,316,890 for the year ended September 30, 2005 to $6,044,366 for the same period in 2006. The increase was due principally to increased production.

Interest expense for the year ended September 30, 2006 increased by $18,766 or 36.4% from $51,562 for the year ended September 30, 2005 to $70,328 for the same period in 2006. The increase was due principally to new acquisitions of the Burbank Studios.

Due to the factors described above, the Company's net loss increased by $3,127,817 or 171.86% from a net loss of $1,820,021 for the year ended September 30, 2005 to a loss of $4,947,838 for the year ended September 30, 2006.

STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

See Notes to Consolidated Financial Statements in Part F/S for a description of the Company's calculation of earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $4,947,838 and a negative cash flow from operations of $1,071,929 for the year ended September 30, 2006, and an accumulated deficit of $15,293,188 at September 30, 2006.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Cash totaled $71,612 on September 30, 2006, compared to $276,280 at September 30, 2005. During the fiscal year 2006, net cash used by operating activities totaled $1,071,929 compared to a negative cash flow of $287,110 for the year ended September 30, 2005. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash increase by financing activities for fiscal year 2006 totaled $1,404,501. Net cash used by investing activities during fiscal year 2006 totaled $ 537,240 from purchase of fixed assets and increased expenditures for the purchase of equipment.

The above cash flow activities yielded a net cash decrease of $204,668 during fiscal year 2006 compared to a increase of $254,812 during the year ended September 30, 2005.

There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company, if at all. Total shareholders' equity decreased to $(1,205,144) in fiscal year 2006. Additional paid in capital increased to $14,016,949 in fiscal year ended September 30, 2006.

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


ITEM 7. FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA




			MOORE & ASSOCIATES, CHARTERED

           		  ACCOUNTANTS AND ADVISORS

         		      PCAOB REGISTERED





            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





TO THE BOARD OF DIRECTORS

VALCOM, INC.
We have audited the accompanying consolidated balance sheet of Valcom, Inc. as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Valcom, Inc. as of September 30, 2005 and 2004 were audited by other auditors whose reports dated December 16, 2005, expressed an unqualified opinion on those statements.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valcom, Inc. as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $15,293,188 at September 30, 2006, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates Chartered

Las Vegas, Nevada

September 17, 2008



2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
(702) 253-7499 Fax (702) 253-7501






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


/s/ ARMANDO C. IBARRA, C.P.A.
-----------------------------
    ARMANDO C. IBARRA, C.P.A.

December 16, 2005
Chula Vista, Ca. 91910



                     371 "E" STREET, CHULA VISTA, CA 91910

                              TEL: (619) 422-1348

                              FAX: (619) 422-1465



  FINANCIAL
  STATEMENTS
 				  VALCOM, INC.
				Balance Sheets
    				   Assets

                                                                      September 30,     September 30,     September 30,
                                                                           2006              2005             2004
								      -------------     -------------     -------------
CURRENT ASSETS

              Cash                                                    $      71,612     $     276,280     $      21,468
              Accounts receivable, net                                      196,249            87,620            28,767
              Production in progress                                              -                 -            91,201
                                                                      -------------     -------------     -------------

                         Total Current Assets                               267,861           363,900           141,436
								      -------------     -------------     -------------
FIXED ASSETS, net                                                           126,700            95,422         3,539,513
								      -------------     -------------     -------------
OTHER ASSETS

              Deposits                                                      160,811             8,350            40,631
              Other assets                                                1,000,000         1,150,000		      -
                                                                      -------------     -------------     -------------

                         Total Other Assets                               1,160,811         1,158,350            40,631
								      -------------     -------------     -------------
                         TOTAL ASSETS                                 $   1,555,372     $   1,617,672     $   3,721,580
								      =============     =============     =============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

              Accounts payable and accrued expenses                   $     671,580     $     578,848     $     496,050
              Deferred income                                                     -           120,000                 -

              Due to related parties                                      1,672,456           267,955           100,000
              Notes payable                                                 416,480           416,480           386,952
								      -------------     -------------     -------------
                         Total Current Liabilities                        2,760,516         1,383,283           983,002
								      -------------     -------------     -------------
LONG-TERM LIABILITIES

              Notes payable                                                       -                 -         2,468,530
                                                                      -------------     -------------     -------------
                         Total Long-Term Liabilities                              -                 -         2,468,530
                                                                      -------------     -------------     -------------
                         TOTAL LIABILITIES                                2,760,516         1,383,283         3,451,532
								      -------------     -------------     -------------
STOCKHOLDERS' EQUITY (DEFICIT)

              Series B Preferred stock, 1,000,000 shares authorized
              at par value
                 of $0.001, 38,000 shares issued and outstanding                 38                38                38
              Series C Preferred stock, 25,000,000 shares authorized
              at par value
                 of $0.001, 9,267,416 and 6,517,416 shares issued and         9,267             6,517             4,480
              outstanding
              Common stock, 100,000,000 shares authorized at par
              value
                 of $0.001, 85,312,064 and  41,883,717 shares
                 issued and outstanding, respectively                        85,312            41,884            28,120
              Treasury stock, 35,000 shares                                 -23,522               -35               -35
              Minority interest                                                   -                 -          -133,342

              Additional paid-in capital                                 14,016,949        10,531,335         8,896,116
              Accumulated deficit                                       -15,293,188       -10,345,350        -8,525,329
								      -------------     -------------     -------------
                         Total Stockholders' Equity (Deficit)            -1,205,144           234,389           270,048
								      -------------     -------------     -------------
                         TOTAL LIABILITIES AND STOCKHOLDERS'
                           EQUITY (DEFICIT)                           $   1,555,372     $   1,617,672     $   3,721,580
								      =============     =============     =============



      		      VALCOM, INC.
                Statements of Operations






                                                               For the Years Ended
                                                                  September 30,
							       -------------------

                                    2006       		2005                   2004
			       ------------         ------------	   ------------

REVENUES                       $  1,773,950         $    930,108           $  1,953,480
COST OF GOODS SOLD                  280,847              430,082                151,048
			       ------------         ------------	   ------------
GROSS MARGIN                      1,493,103              500,026              1,802,432

OPERATING EXPENSES

          Advertising and           277,692               35,645                 76,299
          marketing
          Depreciation               80,012               92,001                665,525
          expense
          General and
          administrative	  6,044,366            2,316,890              6,351,711
			       ------------         ------------	   ------------
              Total Operating
              Expenses		  6,402,070            2,444,536              7,093,535
			       ------------         ------------	   ------------
LOSS FROM OPERATIONS             -4,908,967           -1,944,510             -5,291,103
			       ------------         ------------	   ------------
OTHER INCOME (EXPENSE)

           Gain (loss) on                 -              176,051                140,451
           sale of equipment
           Interest expense         -70,328              -51,562               -854,161
           Other income              31,457                    -                 75,098
                               ------------         ------------	   ------------

TOTAL OTHER INCOME (EXPENSE)        -38,871              124,489               -638,612
			       ------------         ------------	   ------------

LOSS BEFORE INCOME TAXES         -4,947,838           -1,820,021             -5,929,715
INCOME TAX EXPENSE
                                          -                    -                      -
			       ------------         ------------	   ------------

NET LOSS                       $ -4,947,838        $  -1,820,021           $ -5,929,715
			       ============        =============           ============

BASIC LOSS PER SHARE           $      -0.08        $       -0.05           $      -0.27
			       ============	   =============	   ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          63,597,891           36,257,129             21,913,888
			       ============        =============           ============





	 The accompanying notes are an integral part of these financial statements




      		      		 VALCOM, INC.
		Statements of Stockholders' Equity (Deficit)



                Series B Preferred Stock             Series C Preferred Stock                Series D Preferred Stock
	        ------------------------	     ------------------------ 		     ------------------------
                Shares            Amount             Shares            Amount                Shares            Amount
		------		--------	     ---------       --------                ---------       --------
Balance,        38,000          $     38             1,480,000       $  1,480                1,250,000       $  1,250
September 30,
2003

Intercompany
transfer and
  discontinued
operations           -                 -                     -              -                        -              -

Common stock
issued for
  Services
                     -                 -                     -              -                        -              -

Common stock
issued for
  Debt
                     -                 -                     -              -                        -              -

Common stock
issued for
  Cash
                     -                 -                     -              -                        -              -

Preferred            -                 -             2,999,999          3,000               -1,250,000         -1,250
stock
conversion

Less treasury
stock                -                 -                     -              -                        -              -

Net loss for
the year
  ended
September 30,        -                 -                     -              -                        -              -
2005
		------		--------	     ---------       --------                ---------       --------
Balance,        38,000                38             4,479,999          4,480                        -              -
September 30,
2004

Common stock
issued for
  Services
                     -                 -                     -              -                        -              -

Common stock
issued for
  Cash
              	     -                 -                     -              -                        -              -

Preferred
stock issued
for
  cash, net          -                 -             2,537,417          2,537			     -              -


Preferred            -                 -              -500,000           -500		             -		    -
stock
conversion

Net loss for
the year
  ended
September 30, 	     -                 -                     -              -                        -              -
2005
		------		--------	     ---------       --------                ---------       --------
Balance,        38,000                38             6,517,416          6,517		             -              -
September 30,
2005

Preferred
stock issued
for
  Services           -	               -             4,000,000          4,000			     -              -


Common stock
issued for
  Services
                     -                 -                     -               -                       -              -

Common stock
issued for
  Debt
                     -                 -                     -               -                       -              -

Preferred            -                 -  	    -1,250,000          -1,250			     -              -
stock
conversion

Net loss for
the year
  ended
September 30,        -                 -                     -               -                       -              -
2006
		------		--------	     ---------       --------                ---------       --------
Balance,
September 30,
2006		38,000         $      38             9,267,416       $  9,267                        -       $      -
		======	       =========             =========       ========                =========       ========



                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006, 2005 and 2004

NOTE 1. DESCRIPTION OF BUSINESS

ValCom, Inc and its Subsidiaries' (collectively the Company) businesses include television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. The Company's past and present clients include movie studios and television networks. In addition to leasing its sound stages, the Company also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valcom, Inc. and four wholly-owned subsidiaries, VEI, which was acquired effective February 2001, and Half Day Video, Inc., which was acquired effective March 2001. ValCom Nevada which was acquired effective March 1, 2004, and New Zoo Revue which was acquired effective October 2003. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. The Company has no equity affiliates as of September 30, 2006. All material intercompany transactions and balances have been eliminated in the consolidation.

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

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2006 and 2005.

e. RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

f. DEPRECIATION AND AMORTIZATION

For financial and reporting purposes, the Company follows the policy of providing depreciation and amortization on the straight-line method over the estimated useful lives of the assets, which are as follows:

Buildings                          	39 years
Building Improvements    		39 years
Production Equipment     		5 years
Office Furniture and Equipment		5 to 7 years
Leasehold Improvements   		5 years
Autos and Trucks                   	5 years

g. INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

h. SHARE-BASED COMPENSATION

The Company has  adopted  the  fair value based method of accounting for stock-
based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment" (SFAS 123[R]). In accordance with SFAS 123[R], option expense of $-0- and $-0- was recognized for the years ended September 30, 2006 and 2005, respectively. The expense was calculated using the Black-Scholes valuation model.

i. REVENUE RECOGNITION

Revenues from studio and equipment rentals are recognized ratably over the contract terms. Revenues from the production and licensing of television programming are recognized when the films or series are available for telecast and certain contractual terms of the related production and licensing agreements have been met.

j. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no amounts in excess of federally insured limits at September 30, 2006.

k. CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

l. TREASURY STOCK

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522. No shares have been reissued as of September 30, 2006.

m. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and Interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an  estimate  of  expected  term  of  "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information

m. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

n. ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables, and changes in payment histories. As of September 30, 2006 an allowance for doubtful receivables $918,792 was considered necessary. Recoveries of trade receivables previously written off are recorded when received.

o. BASIC LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.


September 30,

                                    2006            2005	   2004

             NET LOSS         	$(4,947,838)    $(1,820,021)   $(5,929,715)
			        ============    ============   ============
             BASIC LOSS
	     PER COMMON SHARE   $     (0.08)    $     (0.05)   $     (0.27)
			        ============    ============   ============
             BASIC WEIGHTED
	     AVERAGE

             NUMBER OF SHARES
	     OUTSTANDING  	 63,597,891      36,257,129	21,913,888
			        ============    ============   ============


The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 1,572,500 and 1,572,500 in options and -0- and 2,083,334 in warrants were considered but were not included in the computation of loss per share at September 30, 2006 and 2005, respectively, because they would have been anti-dilutive.

p. ADVERTISING AND MARKETING

The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $277,692, $35,645 and $76,299 for the years ended September 30, 2006, 2005 and 2004.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:
                    	September  	  September       September
                     	 30,2006       	   30,2005         30,2004
     			---------	  ---------	  ---------
Real Estate        	$   4,500 	  $   4,500  	  $3,385,357
Production Equipment 	  723,094            68,708           68,706
Leasehold Improvements     62,677            62,677           62,677
Autos and Trucks           33,971            33,971           33,971
Office Furniture 	   48,421            44,814	      45,971
and Equipment
Video Equipment           181,877           181,877          279,021
			---------	  ---------	   ---------
                        1,054,540           396,547        3,875,703
Less: accumulated        (380,772)         (301,125)        (335,592)
depreciation
  impairment allowance   (547,068)                -                -
			---------	  ---------	  ----------
Net book value          $ 126,700         $  95,422       $3,539,513
			=========	  =========	  ==========

Depreciation expense for the years ended September 30, 2006, 2005 and 2004 was$80,012, $92,001 and $665,525, respectively. The Company recorded an impairment allowance for the property equipment of $547,068 due to the bankruptcy filing.

NOTE 4. CONVERTIBLE NOTES PAYABLE

The following are convertible notes issued in 2004. All of these notes incur interest at 8% per annum with different due dates. Accrued interest of $68,172 is included in accounts payable and accrued expenses in the financial statements.

1. Richard Shintaku       $ 30,000
2. AJW Partner              40,000
3. AJW Partner              85,000
4. AJW Qualified           110,000
5. AJW Off Shore            92,500
6. Jeff Gleckman            11,500
7. Condor Financial         39,980
8. New Millenium Capital     7,500
			  --------
Total                     $416,480
			  ========

NOTE 5. RELATED PARTY TRANSACTIONS

At September 30, 2005, related party payables represent $267,955 payable to a Director and Shareholder of the Company. At September 30, 2006, related party payables represent $1,672,456 payable to the President of the Company for his salary and various advances to the Company. The advances are non interest bearing and due upon demand.

NOTE 6. OTHER ASSETS

The Company holds an equity interest in real estate in Las Vegas Nevada which it carries at its cost of $1,000,000. The Company holds a 45% equity interest in Valcom Broadcasting, LLC. which it carries at $-0- after recording an impairment allowance of approximately $225,000.

The Company holds a library of video productions which are carried at cost less the estimated valuation allowance of $-0-. The Company has impaired the library of video productions in full due to the uncertainty of recoverability created by the bankruptcy filing.

The Company has a deposit of $160,000 against the lease of the studio in Burbank California. The Company ceased making lease payments due to the bankruptcy filing and the deposit was used to settle the lease obligation in 2007.

NOTE 7. INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2006. At September 30, 2006, the Company had approximately $14,867,238 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards expire beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets at September 30, 2006 consist primarily of the tax effect of net operating loss carry-forwards, which amounted to approximately $3,716,810. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2006 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                        September  30, 2006      September  30,
2005                                        September 30, 2004

Tax expense (credit)
at  statutory rate-federal           (34)%         (34)%           (34)%
State tax expense net of
federal tax                            (6)           (6)             (6)
				    ------	  ------	  ------
Changes in valuation allowance         40%           40%             40%
				    ======	  ======	  ======
Tax  expense  at  actual  rate      $    -        $    -          $    -
				    ======	  ====== 	  ======

The components of the net deferred tax asset are summarized below:

                       September  30,      September  30,    September 30,
			    2006  		2005   		  2004
		        -----------	    -----------	      -----------
Deferred tax asset
Net operating losses    $ 3,716,810         $ 2,586,338       $ 2,131,768

Less:
valuation allowance      (3,716,810)         (2,586,338)       (2,131,768)
			-----------	    -----------	      -----------
                        $       -0-         $       -0-       $       -0-
		        ===========         ===========       ===========


NOTE 8. COMMITMENTS

In May 2005, the Company leased facilities in Las Vegas Nevada. The lease has a term of three years. Initial monthly base rent is $8,250 with no increases, and the initial monthly base rent expense for Burbank is $30,000. Rent expense for the year ended September 30, 2006 and 2005 were $219,535 and $159,905, respectively. The lease obligations were terminated due to the bankruptcy filing and the deposits held by the landlord was used to settle the obligations.

NOTE 9. STOCK ACTIVITY

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

b. WARRANTS

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

NOTE 10. STOCK COMPENSATION PLAN AND NON-QUALIFIED STOCK OPTIONS

The Company has a 2001 Employee Stock Compensation Plan (the "ESCP") to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 2001. A total of 2,600,000 shares of common stock were registered for issuance under the ESCP on three Form S-8 registration statements filed January 16, 2001, March 26, 2001 and October 19, 2001. Pursuant to the ESCP, the Compensation Committee or Board of Directors may award registered shares of the Company's common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment

NOTE 10. STOCK COMPENSATION PLAN AND NON-QUALIFIED STOCK OPTIONS (CONTINUED) constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than the fair market value on the date of grant.

During the fiscal year ended September 30, 2005, the Company issued an aggregate of 1,572,500 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP. The expense recorded during fiscal year 2005 under the ESCP amounted to $151,722 and was based on the closing trading price of the Company's common stock on the date granted.

NOTE 11. BANKRUPTCY FILING

On August 5, 2008, the United States Bankruptcy Court for the Central District of California entered an Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") of the Company. The Plan classifies claims and interest in various Classes according to their right to priority of payments as provided in the United States Bankruptcy Code, 11 U.S.C.{section} 101 et seq. (the "Bankruptcy Code"). The Plan provides that upon payment of all obligations pursuant to the Plan, the Company shall be discharged of liability for payment of debts, claims and liabilities incurred before confirmation of the Plan, to the extent specified in {section}1141 of the Bankruptcy Code.

The Plan provides for the treatment of each Class, and for the cash payments that each Class of creditors will receive (and for the existing equity interests and rights that equity security holders will retain) under the Plan. The effective date of the Plan is contemplated to be on or about August 15, 2008 (the "Effective Date").

The Company plans to fund the Plan through cash on hand and accumulated by the Effective Date to pay off the allowed Priority Unsecured Tax claims of potentially $191,164.05, and the first month's payment of approximately $17,000 plus interest to its non-priority unsecured creditors. The Company has on hand approximately $170,000 and estimates that it will have almost $300,000 available for disbursement on the Effective Date.

The  Company  has  entered   into   numerous  contracts  in  order to assure  a
steady rate of business-generated cash flow and funding of the Company through the full and complete consummation of the Plan.

On the Effective Date, unexpired leases and executory contracts shall be assumed as obligations of the reorganized Company. The Order of the Court approving the Plan constitutes an order approving the assumption of each lease and contract. Within 120 days of the entry of the order confirming the Plan, the Company will file a status report with the Court explaining what progress has been made toward consummation of the confirmed Plan. The status report shall be served on the United States Trustee, the twenty largest unsecured creditors, and those parties who have requested notice. Further status reports shall be filed every 120 days and served on the same entities until the Plan is fully consummated.

All persons or entities holding preferred or common stock in the Company are referred to in the Plan as "Interest Holders". The pre-existing pre-petition equity ownership interests and rights of all Interest Holders will be left intact and unimpaired. The Company, pursuant to the terms of the Plan, is contemplating the issuance of approximately 38,000,000 shares of common stock to insiders who are also debt holders of the Company who have the pre-petition, pre-existing right to receive equity for debt. Of the total amount of common shares contemplated to be issued, a majority of the common shares are to be issued to insiders of the Company.

NOTE 12. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $15,293,188 at September 30, 2006 which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.






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


Dated:  September 18, 2008
VALCOM,  INC.,  a  Delaware  Corporation

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


SIGNATURE                          TITLE                         DATE
---------                          -----                         -----

By:  /s/ Vince  Vellardita    Chief Executive Officer,     September 18, 2008
    --------------------      Chairman  of  the  Board
    Vince  Vellardita

By:  /s/ Richard Shintaku         Director                 September 18, 2008
     ----------------------
     Richard  Shintaku

By:  /s/ Frank O Donnell          Director                 September 18, 2008
     ---------------------
     Frank O Donnell