Form 10QSB
period 2006-12-31
VALCOM, INC
filed 2008-09-30
CIK 1013453

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                	   Washington, D.C., 20549

                                   FORM 10-Q
				   ----------
                                   (Mark one)



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2006

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

				 (727) 953 - 9778
			     -------------------------
 			     Issuer's telephone number

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

YES [X] NO [ ]

As of September 11, 2008 the issuer had 22,774,349 shares of its $0.001 par value common stock outstanding.



UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the three months ended December 31, 2006. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended December 31, 2006, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2006. Refer to the Company's Annual Report on Form 10- KSB for the year ended September 30, 2006 for further information.

                                 VALCOM, INC.

                                   FORM 10-Q

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements						  F-1
Item 2.  Management's Discussion and Analysis or Plan of Operation	  2
Item 3.  Quantitative and Qualitative Market Risk			  4
Item 4.  Controls and Procedures					  5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings						  6
Item 1A. Risk Factors							  6
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	  6
Item 3.  Defaults Upon Senior Securities				  6
Item 4.  Submission of Matters to a Vote of Security Holders		  7
Item 5.  Other Information						  8
Item 6.  Exhibits							  9

SIGNATURES





















PART I

FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
VALCOM, INC.


We have reviewed the accompanying balance sheet of ValCom, Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended December 31, 2006 and December 31, 2005. These interim financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of ValCom, Inc. as of September 30, 2006, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated September 18, 2008, we expressed an unqualified opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2006 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.


/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
September 25, 2008



2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX:
(702)253-7501



 VALCOM, INC.

ASSETS

							  December 31,		 September 30,
							     2006		     2006
			 				  (unaudited)
							--------------		--------------
CURRENT ASSETS

   Cash							$	69,618		$	71,612
   Accounts receivable, net	 	          		76,971 		       196,249
							--------------		--------------
	Total Current Assets	 	        	       146,589 		       267,861
							--------------		--------------
FIXED ASSETS, net	 	       		 	       120,365 		       126,700
							--------------		--------------
OTHER ASSETS

   Deposits		       			 	       159,603 		       160,811
   Other assets	 	     				     1,000,000 		     1,000,000
							--------------		--------------
	Total Other Assets	 	    		     1,159,603 		     1,160,811
							--------------		--------------
	TOTAL ASSETS					$    1,426,557 		$    1,555,372
							==============		==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses		$      637,923 		$      603,408
   Accrued interest payable		       		       134,002 			68,172
   Due to related parties		     		     1,672,456 		     1,672,456
   Notes payable	 	        		       501,480 		       416,480
							--------------		--------------
	Total Current Liabilities	 	     	     2,945,861 		     2,760,516
							--------------		--------------
LONG-TERM LIABILITIES

   Notes payable	 	                  	 	     - 		 	     -
							--------------		--------------
	Total Long-Term Liabilities	 	                     - 		 	     -
							--------------		--------------
	TOTAL LIABILITIES	 	     		     2,945,861 		     2,760,516
							--------------		--------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Series B Preferred stock, 1,000,000 shares
	authorized at par value	of $0.001,
	38,000 shares issued and outstanding		            38 			    38
   Series C Preferred stock, 25,000,000 shares
	authorized at par value	of $0.001,
	9,267,416 shares issued and outstanding		         9,267 			 9,267
   Common stock, 250,000,000 shares authorized
	at par value of $0.001, 4,287,510 and
	4,265,603 shares issued and outstanding,
	respectively		           		 	 4,288 			 4,266
   Treasury stock, 35,000 shares		               (23,522)		       (23,522)
   Additional paid-in capital		    		    14,161,176 		    14,097,995
   Accumulated deficit	 	   			   (15,670,551)		   (15,293,188)
							--------------		--------------
	Total Stockholders' Equity (Deficit)	 	    (1,519,304)		    (1,205,144)
							--------------		--------------
	TOTAL LIABILITIES AND STOCKHOLDERS'
		  EQUITY (DEFICIT)			$    1,426,557 	   	$    1,555,372
							==============		==============

The accompanying notes are an integral part of these financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




      VALCOM, INC.
STATEMENTS OF OPERATIONS
      (UNAUDITED)





			 			For the Three Months Ended
					  		December 31,
					-----------------------------------------
					      2006		       2005
					---------------		-----------------

REVENUES	 			$	188,645		$	1,801,409
COST OF GOODS SOLD	 	                      - 		1,712,514
					---------------		-----------------
GROSS MARGIN		          		188,645 		   88,895
					---------------		-----------------
OPERATING EXPENSES

   Advertising and marketing		          5,852 		   63,908
   Depreciation expense		                  6,335 		    8,650
   General and administrative	 	        487,991 		  369,677

	Total Operating Expenses	 	500,178 		  442,235
					---------------		-----------------
LOSS FROM OPERATIONS	 	               (311,533)		 (353,340)
					---------------		-----------------
OTHER INCOME (EXPENSE)

   Gain (loss) on sale of equipment		      - 			-
   Interest expense		           	(65,830)		  (15,694)
   Other income	 	                     	      - 		   12,141
					---------------		-----------------
TOTAL OTHER INCOME (EXPENSE)	 	        (65,830)		   (3,553)
					---------------		-----------------
NET LOSS				$      (377,363)	$	 (356,893)
					===============		=================
BASIC LOSS PER SHARE			$	  (0.09)	$	    (0.17)
					===============		=================
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING	 		      4,276,557 		2,122,724
					===============		=================




   THE ACCOMPANYING NOTES ARE A INTEGRAL PART OF THESE FINANCIAL STATEMENTS.






                                 VALCOM, INC.
                 Statements of Stockholders' Equity (Deficit)

					Series B Preferred Stock	Series C Preferred Stock	     Common Stock
					Shares		Amount		Shares		Amount		Shares		Amount
					------		------		---------	-------		---------	-------


Balance, September 30, 2005  		38,000    	$   38   	6,517,416       $ 6,517   	2,094,186       $ 2,094

Preferred stock issued for
  services                           	     -      	     -		4,000,000         4,000                 -             -

Common stock issued for
  services                           	     -		     -              	-             - 	  336,729           337

Common stock issued for
  debt                               	     -     	     -              	-             -		1,697,425         1,698

Preferred stock conversion           	     -      	     -	       (1,250,000)       (1,250)     	  137,263           137

Net loss for the year
  ended September 30, 2006           	     -      	     -             	-             -             	-             -
					------		------		---------	-------		---------	-------
Balance, September 30, 2006  		38,000      	    38   	9,267,416         9,267   	4,265,603         4,266

Common stock issued for
  cash                               	     -      	     -              	-             -      	    5,707             6

Common stock issued for
  services                           	     -      	     -              	-             -      	    5,000             5

Common stock issued for
  debt                               	     -      	     -              	-             -    	   11,200            11

Preferred stock conversion           	     -      	     -             	-             -             	-             -

Net loss for the three months
  ended December 31, 2006            	     -      	     -              	-             -             	-             -
					------		------		---------	-------		---------	-------
Balance, December 31, 2006   		38,000    	$   38   	9,267,416       $ 9,267   	4,287,510       $ 4,288
					======		======		=========	=======		=========	=======



  The accompanying notes are an integral part of these financial statements.






                                 VALCOM, INC.
             Statements of Stockholders' Equity (Deficit) (Con't)

												Total
		 					Additional				Stockholders'
					Treasury	Paid-In		Accumulated		Equity
					Stock		Capital		Deficit			(Deficit)
					-----------	------------	-------------		-------------


Balance, September 30, 2005   		$       (35)	$ 10,571,125	$ (10,345,350)		$     234,389

Preferred stock issued for
  services                                	  -          196,000                -       	      200,000

Common stock issued for
  services                                	  -          605,029                -       	      605,366

Common stock issued for
  debt                                    	  -        2,611,572                -    	    2,613,270

Preferred stock conversion      	    (23,487)         114,269                -       	       89,669

Net loss for the year
  ended September 30, 2006                	  -                -       (4,947,838)       	   (4,947,838)
					-----------	------------	-------------		-------------
Balance, September 30, 2006     	    (23,522)      14,097,995      (15,293,188)        	   (1,205,144)

Common stock issued for
  cash                                    	  -           38,197                -        	       38,203

Common stock issued for
  services                                	  -            9,995                -        	       10,000

Common stock issued for
  debt                                    	  -           14,989                -        	       15,000

Preferred stock conversion                	  -                -                -                 	    -

Net loss for the three months
  ended December 31, 2006                 	  -                -         (377,363)         	     (377,363)
					-----------	------------	-------------		-------------
Balance, December 31, 2006    		$   (23,522)	$ 14,161,176    $ (15,670,551)      	$  (1,519,304)
					===========	============	=============		=============


  The accompanying notes are an integral part of these financial statements.



      VALCOM, INC.
STATEMENTS OF CASH FLOWS
      (UNAUDITED)

				 				    For the Three Months Ended
									  December 31,
							------------------------------------------------
							      2006			       2005
							----------------		----------------
OPERATING ACTIVITIES

   Net loss						$	(377,363)		$	(356,893)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
	Depreciation expense		          		   6,335 			   8,650
	Common stock issued for services		          10,000 			  67,419
	Impairment of asset		                 	       - 			       -
   Changes in operating assets and liabilities
	(Increase) decrease in accounts receivable		 119,278 			(517,293)
	(Increase) decrease in prepaid expenses		           1,208 			 (25,000)
	Increase (decrease) in accrued interest payable	          65,830 			  15,694
	Increase (decrease) in accounts payable		          49,515 			  15,505
	Increase (decrease) in deferred income			       -			       -
							----------------		----------------
	  Net Cash Used in Operating Activities	 	        (125,197)		 	(791,918)
							----------------		----------------
INVESTING ACTIVITIES

   Proceeds from sale of equipment		                       - 			       -
   Purchase of property and equipment	 	                       - 		 	 (20,068)
							----------------		----------------
	  Net Cash Used in Investing Activities	 	               - 		 	 (20,068)
							----------------		----------------
FINANCING ACTIVITIES

   Proceeds from preferred and common stock		          38,203 			 248,000
   Proceeds from note payable 		        		  85,000 			 361,086
   Repayment of notes payable	 	                 	       - 		 	 (68,693)
							----------------		----------------
	  Net Cash Provided by Financing Activities	 	 123,203 		 	 540,393

	NET DECREASE IN CASH	   	         		  (1,994)	   	   	(271,593)
							----------------		----------------
	CASH AT BEGINNING OF YEAR	   	        	  71,612 		   	 276,280
							----------------		----------------
	CASH AT END OF YEAR				$	  69,618 		$	   4,687
							================		================
SUPPLEMENTAL DISCLOSURES OF
 	CASH FLOW INFORMATION

	CASH PAID FOR:
	  Interest					$	       - 		$ 	       -
	  Income Taxes					$	       - 		$ 	       -

	NON CASH FINANCING ACTIVITIES:
	  Common stock issued for debt			$	  15,000 		$ 	       -

The accompanying notes are an integral part of these financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.





                                 VALCOM, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements

    NOTE 1 - CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary  to  present fairly  the  financial  position, results of operations and cash flows at December  31, 2006  and for all periods presented have been made.

    Certain information and footnote disclosures  normally  included  in  financial statements prepared in accordance with accounting principles generally accepted in the CityCityUnited States of America have been  condensed or omitted. It  is suggested that these condensed financial statements be read in conjunction with the financial statements  and notes thereto included in the Company's September
    30, 2006 audited financial statements. The results of operations for the period ended December 31, 2006 are not necessarily indicative of the operating results for the full years.

    NOTE 2 - GOING CONCERN

    The Company's  financial  statements  are  prepared  using  generally  accepted accounting  principles  applicable  to  a going concern  which contemplates the realization of assets  and liquidation of liabilities in the normal  course  of business.  The Company has  had no  revenues  and  has  generated  losses  from operations.

    In  order  to  continue  as a going concern and achieve  a  profitable level of operations, the  Company  will  need,  among  other things,  additional capital resources and to develop a consistent  source  of  revenues. Management's plans
    include of investing in and   developing all types of businesses related to the
    entertainment industry.

    The ability of the Company to continue as a going concern is dependent upon its ability  to  successfully  accomplish  the  plan  described  in  the  preceding
    paragraph  and  eventually  attain  profitable  operations.   The  accompanying
    financial statements do not include any adjustments that  might be necessary if the Company is unable to continue as a going concern.


    NOTE 3 - SIGNIFICANT EVENTS

    On December 11, 2006,  the  Company  completed  a 1 for 20 reverse split of its common stock. The reverse stock split is reflected  in the financial statements on a retroactive basis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "ValCom, Inc.," the "Company," "we," "us," and "our" refer to ValCom, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.


This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.


OVERVIEW

PLAN OF OPERATION

As of December 31, 2006, ValCom, Inc. operations were comprised of five divisions.



STUDIO RENTAL

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Sony Pictures, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, and the USA Network. In addition to leasing its sound stages, ValCom also owns a library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of two properties: 920 South Commerce, CityCityLas Vegas and CityCity2625 North Naomi Street, CityBurbank, giving ValCom a total of 9 sound stages and a recording studio. Corporate offices are located at the Commerce Studios and both facilities offer state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

FILM PRODUCTION DIVISION

In addition to producing our own television and motion picture programming, ValCom Inc. entered into a production agreement with entertainment industry billion dollar producer Jeff Franklin who also joins ValCom's Strategic Advisory Board. CityCityFranklin has brought in more than $2 billion in domestic box office sales and with the addition of the film division.Mr. CityFranklin is one of producers of the theatrical feature, "CityCityCasper" and is executive producer on "Kull, The Conqueror," "Cold Around The Heart," "Stuart Little," and "Stuart Little 2."

ANIMATION

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc.,a CityCityCalifornia corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. ValCom shall contribute all funding required for the development of the above to a maximum of $1,000,000 and O Atlas shall contribute an exclusive ten (10) year worldwide license in and to all rights, music and characters as its equal contribution towards Capital. The net profit after all expenses will be shared equally by ValCom Inc. and O Atlas. In 2004, New Zoo Review LLC signed an exclusive distribution agreement with BCI Eclipse for distribution of the existing New Zoo shows on DVD. Valcom has not realized significant revenues from animation to date.

CHANNEL 8 IN PALM SPRINGS, CALIFORNIA

In connection with our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a CityNew York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the CityCityPalm Springs, CityCalifornia market.

LIVE THEATER

On February 9, 2006 ValCom, Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture Kutash will undertake is a theater production called 'Headlights and Tailpipes' that will be unveiled at a major CityCityLas Vegas hotel and casino. In heading up this division, Kutash will be responsible for developing and directing new productions and live theatrical events throughout the world. Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field. Valcom's Headlights and Tailpipes opened at the Stardust Hotel and Casino, CityCityLas Vegas in April 2006 and ran until July 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED December 31, 2006 VS. December 31, 2005

Revenues for the three months December 31, 2006 decreased by $1,612,764 or 90% from $1,801,409 for the three months ended December 31, 2005 to $188,645 for the same period in 2006. The decrease in revenue was principally due to declining production revenues.

Production costs for the three months ended December 31, 2006 decreased by $1,712,514 from $1,712,514 for the three months ended December 31, 2005 to $-0-for the same period in 2006. The increase in production costs was principally due to declining productions.

Depreciation and amortization expense for the three months ended December 31, 2006 decreased by $2,315 or 27% from $8,650 for the three months ended December 31, 2005 to $6,335 for the same period in 2006.

General and administrative expenses for the three months ended December 31, 2006 increased by $118,314 or 32% from $369,677 for the three months ended December 31, 2005 to $487,991for the same period in 2006. The increase was due principally to consulting and professional fees.

Interest expense for the three months ended December 31, 2006 increased by $50,136 or 319% from $15,694 for the three months ended December 31, 2005 to $65,830 for the same period in 2006. The increase was due principally to related party loans.

Due to the factors described above, the Company's net loss increased by $20.470 from $356,893 for the three months ended December 31, 2005 to $377,363 for the same period in 2006.

FUTURE OUTLOOK

During September 2007, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $377,363 and a negative cash flow from operations of $125,197 for the three months ended December 31, 2006, a working capital deficiency of $2,799,272 and an accumulated deficit of $15,670,511 at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $69,618on December 31, 2006 compared to $4,687 as at December 31, 2005. During the three months ended December 31, 2006, net cash used by operating activities totaled $125,197compared to net cash used by operating activities of $791,918 for the comparable three - month period in 2005. Net cash provided by financing activities for the three months ended December 30, 2006 totaled $123,203compared to $540,393 for the comparable three-month period in 2005.

The above cash flow activities yielded a net cash decrease of $1,994during the three months ended December 31, 2006 compared to a decrease of $271,593 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a $(2,799,972)as of December 31, 2006. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


N/A

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange
Act) as of the three months ended December 31, 2006. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

     Our management, with the participation the Principal Executive Officer and Principal Accounting Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2006 Quarter ended December 31, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2006 Quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved from time to time in legal proceedings incident to the normal course of business. Management believes that the ultimate outcome of any pending or threatened litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS


There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


Beginning October 1, 2006 until December 31, 2006, the Company sold 5,707 shares of common stock at $6.69 per share (post split) in private placement transactions for an aggregate purchase price of $38,203. The shares were exempted from registration pursuant to Rule 506 of Regulation.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES


None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


On November 20, 2006, the Company held its Annual Meeting  of  Stock holders to
(1) elect 3 members to the Board of Directors; (2) authorize the amendment of the Certificate of Incorporation to (a) increase the Company's authorized shares of common stock from 100,000,000 to 250,000,000 shares and (b) increase the authorized shares of "blank check" preferred stock from 10,000,000 to 25,000,000 shares; and (3) to authorize the Board of Directors to amend the Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of Common Stock at a ratio of either one-for-two, one-for-five, one-for-ten or one-for-twenty, as determined at the discretion of the Board of Directors (the "Actions").


The directors who were elected at the Annual Meeting were Vince Vellardita, Richard Shintaku and Ian Adlington. No other directors continued their term of office as director after the meeting. The number of votes in favor of the Actions were:61,146,661 (67%0. The number of shares voted against the Actions were 0. The number of abstentions and broker non-votes were 0.


ITEM 5 - OTHER INFORMATION


On December 11, 2006, the Company amended its Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of its Common Stock at a ratio of one-for-twenty.

ITEM 6 - EXHIBITS.


(A) Exhibits


31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending September 30, 2006.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 30, 2008
VALCOM,  INC.,  a  Delaware  Corporation

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


SIGNATURE                       TITLE                        DATE
--------------------------      ------------------------     ------------------

By:  /s/ Vince  Vellardita	Chief Executive Officer,     September 30, 2008
    ----------------------      Chairman  of  the  Board
    Vince  Vellardita

By: /s/ Richard Shintaku        Director                     September 30, 2008
    --------------------
    Richard  Shintaku

By: /s/ Frank O Donnell         Director                     September 30, 2008
    -------------------
    Frank O Donnell