Form 10QSB
period 2007-03-31
VALCOM, INC
filed 2008-10-03
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549


                                   FORM 10-Q
				   ----------
                                   (Mark one)



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

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

YES [X] NO [ ]

As of September _25th_, 2008 the issuer had _22,774,369 shares of its $0.001 par value common stock outstanding.



UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In  the  opinion  of   management,   the  accompanying  consolidated  financial
statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of March 31, 2007 and the results of their operations and their cash flows for the three months ended March 31, 2007. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended March 31, 2007, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2006. Refer to the Company's Annual Report on Form 10- KSB for the year ended September 30, 2006 for further information.

                                 VALCOM, INC.

                                   FORM 10-Q

                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements						F-1
Item 2.  Management's Discussion and Analysis or Plan of Operation	2
Item 3.  Quantitative and Qualitative Market Risk			5
Item 4.  Controls and Procedures					5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings						6
Item 1A. Risk Factors							6
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.  Defaults Upon Senior Securities				6
Item 4.  Submission of Matters to a Vote of Security Holders		6
Item 5.  Other Information						6
Item 6.  Exhibits							6

SIGNATURES								7









                                    PART I

                             FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
VALCOM, INC.


We have reviewed the accompanying balance sheet of ValCom, Inc. as of March 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month and six-month periods ended March 31, 2007 and March 31, 2006. These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of ValCom, Inc. as of September 30, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated September 18, 2008, we expressed an unqualified opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2006 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.


/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
October 1, 2008



2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX:
(702)253-7501


VALCOM, INC.
Balance Sheets

ASSETS

							   March 31,		 September 30,
							      2007		     2006
							  (unaudited)
							--------------		--------------
CURRENT ASSETS

   Cash							$	37,898		$	71,612
   Accounts receivable, net			 	       260,603 		       196,249

	Total Current Assets		 		       298,501 		       267,861
							--------------		--------------
FIXED ASSETS, net				 	       114,030 		       126,700
							--------------		--------------
OTHER ASSETS

   Deposits			 			       159,553 		       160,811
   Other assets			 			     1,000,000 		     1,000,000
							--------------		--------------
	Total Other Assets		 		     1,159,553 		     1,160,811
							--------------		--------------
	TOTAL ASSETS					$    1,572,084 		$    1,555,372
							==============		==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses		$      766,916 		$      603,408
   Accrued interest payable			 	       148,551 		        68,172
   Due to related parties			 	     1,587,456 		     1,672,456
   Notes payable			 		       641,480 		       416,480
							--------------		--------------
	Total Current Liabilities		 	     3,144,403 		     2,760,516
							--------------		--------------
LONG-TERM LIABILITIES

   Notes payable			 			     - 			     -
							--------------		--------------
	Total Long-Term Liabilities		 		     - 			     -
							--------------		--------------
	TOTAL LIABILITIES		 		     3,144,403 		     2,760,516
							--------------		--------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Series B Preferred stock, 1,000,000
     shares authorized at par value
     of $0.001, 38,000 shares issued and
     outstanding			 			    38 			    38
   Series C Preferred stock, 25,000,000
     shares authorized at par value
     of $0.001, 9,267,416 shares issued and
     outstanding			 			 9,267 		         9,267
   Common stock, 100,000,000 shares authorized
      at par value of $0.001, 4,373,230 and
      4,265,603 shares issued and outstanding,
      respectively			 			 4,373 			 4,266
   Treasury stock, 35,000 shares			       (23,522)		       (23,522)
   Additional paid-in capital				    14,717,161 		    14,097,995
   Accumulated deficit			 		   (16,279,636)		   (15,293,188)
							--------------		--------------
	Total Stockholders' Equity (Deficit)		    (1,572,319)		    (1,205,144)
							--------------		--------------
	TOTAL LIABILITIES AND STOCKHOLDERS'
	   EQUITY (DEFICIT)				$    1,572,084 		$    1,555,372
							==============		==============



The accompanying notes are an integral part of these financial statements.



VALCOM, INC.
Statement of Operations
(unaudited)


			 		 For the Three Months Ended 	  For the Six Months Ended
						  March 31,			  March 31,
					---------------------------	---------------------------
					    2007	    2006	    2007	    2006
					-----------	-----------	-----------	-----------

REVENUES			 	$   722,860	$   305,754	$   911,505	$ 2,107,163
COST OF GOODS SOLD				  - 	    884,868 		  - 	  2,597,382
					-----------	-----------	-----------	-----------
GROSS MARGIN				    722,860 	   (579,114)	    911,505 	   (490,219)

OPERATING EXPENSES

   Advertising and marketing			887 	      8,158 	      6,739	     72,066
   Depreciation expense			      6,335 	      8,650 	     12,670 	     17,300
   General and administrative		  1,310,400 	  1,338,801 	  1,798,391 	  1,708,478
					-----------	-----------	-----------	-----------
	Total Operating Expenses	  1,317,622 	  1,355,609 	  1,817,800 	  1,797,844
					-----------	-----------	-----------	-----------
LOSS FROM OPERATIONS			   (594,762)	 (1,934,723)	   (906,295)	 (2,288,063)
					-----------	-----------	-----------	-----------
OTHER INCOME (EXPENSE)

   Gain (loss) on sale of equipment		  - 	   (275,311)		  - 	   (275,311)
   Interest expense			    (14,548)	    (15,694)	    (80,378)	    (31,388)
   Other income			 		225 	     25,178 		225 	     37,319
					-----------	-----------	-----------	-----------
TOTAL OTHER INCOME (EXPENSE)		    (14,323)	   (265,827)	    (80,153)	   (269,380)
					-----------	-----------	-----------	-----------
LOSS BEFORE INCOME TAXES		   (609,085)	 (2,200,550)	   (986,448)	 (2,557,443)
INCOME TAX EXPENSE				  - 		  - 		  - 		  -
					-----------	-----------	-----------	-----------
NET LOSS				$  (609,085)	$(2,200,550)	$  (986,448)	$(2,557,443)
					===========	===========	===========	===========
BASIC LOSS PER SHARE			$     (0.14)	$     (1.04)	$     (0.23)	$     (1.20)
					===========	===========	===========	===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING			  4,319,417 	  2,122,724 	  4,308,781 	  2,122,724
					===========	===========	===========	===========






The accompanying notes are an integral part of these financial statements.



VALCOM, INC.
Statements of Stockholders' Equity (Deficit)



				  Series B Preferred Stock	Series C Preferred Stock	      Common Stock
				  ------------------------	------------------------	------------------------
					Shares Amount		 Shares		 Amount		 Shares		 Amount
				  ------------ -----------	---------	--------	---------	--------

Balance, September 30, 2005		38,000 $	38	6,517,416	$  6,517	2,094,186	$  2,094

Preferred stock issued for
  services	 			     - 	    	 - 	4,000,000 	   4,000 		- 	       -

Common stock issued for
  services	 			     - 	    	 -		-	       - 	  336,729 	     337

Common stock issued for
  debt	 				     -      	 -		-	       - 	1,697,425 	   1,698

Preferred stock conversion	 	     -	    	 -     (1,250,000)	  (1,250)	  137,263 	     137

Net loss for the year
  ended September 30, 2006	 	     - 	    	 - 		- 	       - 		- 	       -
				  ------------ -----------	---------	--------	---------	--------
Balance, September 30, 2006	 	38,000 	   	38 	9,267,416 	   9,267 	4,265,603 	   4,266

Common stock issued for
  cash	 				     - 	    	 - 		- 	       - 	   11,533 	      11

Common stock issued for
  services	 			     - 	    	 - 		-	       - 	   34,894 	      35

Common stock issued for
  debt	 				     -      	 -		-	       - 	   61,200	      61

Preferred stock conversion	 	     - 	    	 - 		- 	       - 		- 	       -

Net loss for the six months
  ended March 31, 2007	 		     -	    	 -		-	       - 		- 	       -
				  ------------ -----------	---------	--------	---------	--------
Balance, March 31, 2007	 		38,000 $  	38 	9,267,416 	$  9,267 	4,373,230	$  4,373
				  ============ ===========	=========	========	=========	========


The accompanying notes are an integral part of these financial statements.



VALCOM, INC.
Statements of Stockholders' Equity (Deficit)
(Continued)

										Total
	 					Additional			Stockholders'
				Treasury	Paid-In		Accumulated	Equity
				Stock		Capital		Deficit		(Deficit)
				-----------	------------	------------	---------------

Balance, September 30, 2005	$	(35)	$ 10,571,125	$(10,345,350)	$	234,389

Preferred stock issued for
  services		 		  - 	     196,000 		   - 		200,000

Common stock issued for
  services		 		  - 	     605,029 		   - 		605,366

Common stock issued for
  debt		 			  - 	   2,611,572 		   - 	      2,613,270

Preferred stock conversion	    (23,487)	     114,269 		   - 		 89,669

Net loss for the year
  ended September 30, 2006		  - 		   - 	  (4,947,838)	     (4,947,838)
				-----------	------------	------------	---------------
Balance, September 30, 2006	    (23,522)	  14,097,995 	 (15,293,188)	     (1,205,144)

Common stock issued for
  cash		 			  - 	      66,475 		   - 		 66,486

Common stock issued for
  services		 		  - 	      69,752 		   - 		 69,787

Common stock issued for
  debt		 			  - 	     482,939 		   - 		483,000

Preferred stock conversion		  - 		   - 		   - 		      -

Net loss for the six months
  ended March 31, 2007		 	  - 		   - 	    (986,448)	       (986,448)
				-----------	------------	------------	---------------
Balance, March 31, 2007	 	$   (23,522)	$ 14,717,161 	$(16,279,636)	$    (1,572,319)
				===========	============	============	===============

The accompanying notes are an integral part of these financial statements.




VALCOM, INC.
Statements of Cash Flows
(unaudited)
				 					 For the Six Months Ended
										 March 31,
								---------------------------------------
								      2007			2006
								--------------		---------------
OPERATING ACTIVITIES

   Net loss							$     (986,448)		$    (2,557,443)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
	Depreciation expense			 			12,670 			 17,300
	Stock issued for services			 		69,787 			740,708
	Impairment of asset			 			     - 			      -
	Changes in operating assets and liabilities
	(Increase) decrease in accounts receivable		       (64,354)		       (517,720)
	(Increase) decrease in prepaid expenses			 	 1,258 			(25,000)
	Increase (decrease) in accrued interest payable			80,379 			 17,345
	Increase (decrease) in accounts payable			       561,508 			633,919
	Increase (decrease) in deferred income			 	     - 			      -
								--------------		---------------
	Net Cash Used in Operating Activities			      (325,200)		     (1,690,891)
								--------------		---------------
 INVESTING ACTIVITIES

   Proceeds from sale of equipment				 	     - 			      -
   Purchase of property and equipment				 	     - 			(44,442)
								--------------		---------------
	Net Cash Used in Investing Activities			 	     - 			(44,442)
								--------------		---------------
FINANCING ACTIVITIES

   Proceeds from preferred and common stock				66,486 			198,000
   Proceeds from note payable 					       225,000 		      1,500,000
   Repayment of notes payable				 		     - 		       (155,411)
								--------------		---------------
	Net Cash Provided by Financing Activities		       291,486 	      	      1,542,589
								--------------		---------------
	NET DECREASE IN CASH		   	 		       (33,714)		       (192,744)

	CASH AT BEGINNING OF YEAR		   	 		71,612	 		276,280
								--------------		---------------
	CASH AT END OF YEAR					$	37,898 		$	 83,536
								==============		===============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:
	Interest						$	     - 		$ 	      -
	Income Taxes						$	     - 		$ 	      -

   NON CASH FINANCING ACTIVITIES:
	Common stock issued for debt				$     482,939 		$ 	275,311



The accompanying notes are an integral part of these financial statements.


                                 VALCOM, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements






NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

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


OVERVIEW

The Company is a diversified entertainment company with the following operating activities:

STUDIO RENTAL

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Sony Pictures, MTV, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network and the Game Show Network. In addition to leasing its sound stages, ValCom also owns a library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of studios located at 2625 North Naomi Street, Burbank, giving ValCom a total of 2 sound stages , recording studio and post production facilities and where the company decided to concentrate its production operations. Corporate offices are at the Burbank Studios and the facility offers state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

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

LIVE THEATER

On February 9, 2006 ValCom, Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture Kutash will undertake is a theater production called 'Headlights and Tailpipes' that will be unveiled at a major Las Vegas hotel and casino. In heading up this division, Kutash will be responsible for developing and directing new productions and live theatrical events throughout the world. Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field. Valcom's Headlights and Tailpipes opened at the Stardust Hotel and Casino, Las Vegas in April 2006 and ran until July 2006

THREE MONTHS ENDED MARCH 31, 2007 VS. MARCH 31, 2006

Revenues for the three months March 31, 2007 increased by $417,106 or 136% from $305,754 for the three months ended March 31, 2006 to $722,860 for the same period in 2006. The increase in revenue was principally due to growth in rental revenues.

Production costs for the three months ended March 31, 2007 decreased by $884,868 from $884,868 for the three months ended March 31, 2006 to $-0- for the same period in 2007. The decrease in production costs was principally due to reduced television productions.

Depreciation and amortization expense for the three months ended March 31, 2007 decreased by $2,315 or27 % from $8,650for the three months ended March 31, 2006 to $6,335 for the same period in 2007.

General and administrative expenses for the three months ended March 31, 2007 decreased by $28,401 or 2 % from $1,338,801for the three months ended March 31, 2006 to $1,310,40 for the same period in 2006. The increase was due principally to consulting and professional fees including shares issued for services.

Interest expense for the three months ended March 31, 2007 decreased by $1,146 or 7 % from $15,694 for the three months ended March 31, 2006 to $14,548 for the same period in 2007.

SIX MONTHS ENDED MARCH 31, 2006 VS. MARCH 31, 2005

Revenues for the six months March 31, 2007 decreased by $1,195,658 or 57% from $2,107,163 for the six months ended March 31, 2006 to $911,505 for the same period in 2006. The decrease in revenue was principally due to reduced television productions.

Production costs for the six months ended March 31, 2007 decreased by $2,597,382 from $2,597,382 for the six months ended March 31, 2006 to $-0- for the same period in 2007. The increase in production costs was principally due to reduced television productions.

Depreciation and amortization expense for the six months ended March 31, 2007 decreased by $4,630 or27 % from $17,300 for the six months ended March 31, 2006 to $12,670 for the same period in 2007.

General and administrative expenses for the six months ended March 31, 2007 increased by $89,913 or 5 % from $1,708,478 for the six months ended March 31, 2006 to $1,798,391 for the same period in 2006. The increase was due principally to consulting and professional fees including shares issued for services.

Interest expense for the six months ended March 31, 2007 increased by $48,990 or 156 % from $31,388 for the six months ended March 31, 2006 to $80,378 for the same period in 2007. The increase was due principally to increased related party debt.

Due to the factors described above, the Company's net loss decreased by $1,570,995 from $2,557,443 for the six months ended March 31, 2006 to $986,448 for the same period in 2007.

FUTURE OUTLOOK

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $986,448 and a negative cash flow from operations of $325,200 for the six months ended March 31, 2007, a working capital deficiency of $2,845,902 and an accumulated deficit of $16,279,636 at March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $37,898 on March 31, 2007compared to $71,612 as at September 30, 2006. During the six months ended March 31, 2007, net cash used by operating activities totaled $325,200 compared to net cash used in operating activities of $1,690,891 for the comparable six-month period in 2006. A significant portion of operating activities included payments for interest and production development costs. Net cash provided by financing activities for the six months ended March 31, 2007 totaled $291,486 compared to $1,542,589 for the comparable six-month period in 2006.

The above cash flow activities yielded a net cash decrease of $33,714 during the six months ended March 31, 2007 compared to a decrease of $192,744 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $2,845,902 as of March 31, 2007. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

     Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange
Act) as of the three months ended March 31, 2007. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

     Our management, with the participation the Principal Executive Officer and Principal Accounting Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2007 Quarter ended March 31, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2007 Quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


Beginning October 1, 2006 until March 31, 2007, the Company sold 44,033 shares of common stock at $2.99 per share (post split) in private placement transactions for an aggregate purchase price of $131,486. The shares were exempted from registration pursuant to Rule 506 of Regulation


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES


NONE


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


NONE


ITEM 5 - OTHER INFORMATION


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


Dated:  October 3, 2008
VALCOM,  INC.,  a  Delaware  Corporation

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

SIGNATURE                       TITLE                        DATE
--------------------------      ------------------------     ---------------

By:  /s/ Vince  Vellardita	Chief Executive Officer,     October 3, 2008
    ----------------------      Chairman  of  the  Board
    Vince  Vellardita

By: /s/ Richard Shintaku        Director                     October 3, 2008
    --------------------
    Richard  Shintaku

By: /s/ Frank O Donnell         Director                     October 3, 2008
    -------------------
    Frank O Donnell