Form 10QSB
period 2007-06-30
VALCOM, INC
filed 2008-10-07
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549


                                   FORM 10-Q
				   ----------
                                   (Mark one)



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

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

YES [X] NO [ ]

As of October 1, 2008 the issuer had 22,774,349 shares of its $0.001 par value common stock outstanding.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In  the  opinion  of   management,   the  accompanying  consolidated  financial
statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of June 30, 2007 and the results of their operations and their cash flows for the nine months ended June 30, 2007. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the nine months ended June 30, 2007, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2006. Refer to the Company's Annual Report on Form 10- KSB for the year ended September 30, 2006 for further information.



                                 VALCOM, INC.

                                   FORM 10-Q


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements						  F-1
Item 2.  Management's Discussion and Analysis or Plan of Operation	  2
Item 3.  Quantitative and Qualitative Market Risk			  5
Item 4.  Controls and Procedures					  6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A. Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	  7
Item 3.  Defaults Upon Senior Securities				  7
Item 4.  Submission of Matters to a Vote of Security Holders		  7
Item 5.  Other Information
Item 6.  Exhibits							  7

SIGNATURES								  8





                                    PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
VALCOM, INC.


We have reviewed the accompanying balance sheet of ValCom, Inc. as of June 30, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month and nine-month periods ended June 30, 2007 and June 30, 2006. These interim financial statements are the responsibility of the Corporation's management.

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


/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
October 3, 2008



2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX:
(702)253-7501





VALCOM, INC.
Balance Sheets

ASSETS

						    June 30,		  September 30,
						      2007		      2006
						  (unaudited)
						---------------		---------------
CURRENT ASSETS

   Cash						$	 56,232 	$	 71,612
   Accounts receivable, net				283,762 		196,249
						---------------		---------------
	Total Current Assets				339,994 		267,861
						---------------		---------------
FIXED ASSETS, net					107,695 		126,700
						---------------		---------------
OTHER ASSETS

   Deposits						158,853 		160,811
   Other assets					      1,000,000 	      1,000,000
						---------------		---------------
	Total Other Assets			      1,158,853 	       1,160,81
						---------------		---------------
	TOTAL ASSETS				$     1,606,542 	$     1,555,372
						===============		===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses	$      758,075 		$	603,408
   Accrued interest payable			       161,533 			 68,172
   Due to related parties			     1,950,288 		      1,672,456
   Notes payable				       586,153 			416,480
						---------------		---------------
	Total Current Liabilities		     3,456,049 		      2,760,516

LONG-TERM LIABILITIES

   Notes payable			 		     - 			      -
						---------------		---------------
	Total Long-Term Liabilities			     - 			      -
						---------------		---------------
	TOTAL LIABILITIES		 	     3,456,049 		      2,760,516
						---------------		---------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Series B Preferred stock, 1,000,000
     shares authorized at par value of
     $0.001, 38,000 shares issued and
     outstanding			 		     38 		     38
   Series C Preferred stock, 25,000,000
     shares authorized at par value of
     $0.001, 9,267,416 shares issued and
     outstanding			 		  9,267 		  9,267
   Common stock, 100,000,000 shares
     authorized at par value of $0.001,
     4,541,806 and  4,265,603 shares
     issued and outstanding, respectively		  4,542 		  4,266
   Treasury stock, 35,000 shares		        (23,522)		(23,522)
   Additional paid-in capital			     15,070,158 	     14,097,995
   Accumulated deficit			 	    (16,909,990)	    (15,293,188)
						---------------		---------------
	Total Stockholders' Equity (Deficit)	     (1,849,507)	     (1,205,144)
						---------------		---------------
	TOTAL LIABILITIES AND STOCKHOLDERS'
	      EQUITY (DEFICIT)			$     1,606,542 	$     1,555,372
						===============		===============

The accompanying notes are an integral part of these financial statements.



VALCOM, INC.
Statements of Operations
(unaudited)


			 	 For the Three Months Ended 	 For the Nine Months Ended
					   June 30,			  June 30,
				 --------------------------	---------------------------
				     2007	    2006	    2007	    2006
				 -----------	-----------	-----------	-----------

REVENUES			 $   487,376 	$   631,999 	$ 1,398,881 	$ 2,739,162
COST OF GOODS SOLD		      42,950 	    413,214 	     42,950 	  3,010,596
				 -----------	-----------	-----------	-----------
GROSS MARGIN			     444,426 	    218,785 	  1,355,931 	   (271,434)

OPERATING EXPENSES

   Advertising and marketing		 210 	    471,390 	      6,949 	    543,456
   Depreciation expense		       6,335 	      8,650 	     19,005 	     25,950
   General and administrative	   1,050,280 	    539,230 	  2,848,671 	  2,247,708
				 -----------	-----------	-----------	-----------
	Total Operating Expenses   1,056,825 	  1,019,270 	  2,874,625 	  2,817,114
				 -----------	-----------	-----------	-----------
LOSS FROM OPERATIONS		    (612,399)	   (800,485)	 (1,518,694)	 (3,088,548)
				 -----------	-----------	-----------	-----------
OTHER INCOME (EXPENSE)

   Other expense			   - 	   (360,745)		  - 	   (636,056)
   Interest expense		     (17,982)	    (18,523)	    (98,360)	    (49,911)
   Other income			 	  27 	    560,742 		252 	    598,061
				 -----------	-----------	-----------	-----------
TOTAL OTHER INCOME (EXPENSE)	     (17,955)	    181,474 	    (98,108)	    (87,906)
				 -----------	-----------	-----------	-----------
LOSS BEFORE INCOME TAXES	    (630,354)	   (619,011)	 (1,616,802)	 (3,176,454)
INCOME TAX EXPENSE			   - 		  - 		  - 		  -
				 -----------	-----------	-----------	-----------
NET LOSS			 $  (630,354)	$  (619,011)	$(1,616,802)	$(3,176,454)
				 ===========	===========	===========	===========
BASIC LOSS PER SHARE		 $     (0.14)	$     (0.21)	$     (0.37)	$     (1.19)
				 ===========	===========	===========	===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING		   4,457,518 	  2,930,168 	  4,367,037 	  2,661,020
				 ===========	===========	===========	===========


The accompanying notes are an integral part of these financial statements.




VALCOM, INC.
Statements of Stockholders' Equity (Deficit)





					Series B Preferred Stock	Series C Preferred Stock	Common Stock
					------------------------	------------------------	-----------------------
					Shares		  Amount	Shares		Amount		Shares		Amount
					------		  ------	---------	-------		---------	-------

Balance, September 30, 2005	 	38,000 		  $   38	6,517,416 	$ 6,517		2,094,186 	$ 2,094

Preferred stock issued for
  services	 			     - 	    	       - 	4,000,000 	  4,000 		- 	      -

Common stock issued for
  services	 			     - 	    	       - 		- 	      - 	  336,729 	    337

Common stock issued for
  debt	 				     - 	    	       - 		- 	      - 	1,697,425 	  1,698

Preferred stock conversion	 	     - 	    	       -       (1,250,000)	 (1,250)	  137,263 	    137

Net loss for the year
  ended September 30, 2006	 	     - 	   	       - 		- 	      - 		- 	      -
					------		  ------	---------	-------		---------	-------
Balance, September 30, 2006	 	38,000 	   	      38 	9,267,416 	  9,267 	4,265,603 	  4,266

Common stock issued for
  cash	 				     - 	   	       - 		- 	      - 	   44,033 	     44

Common stock issued for
  services	 			     - 	   	       - 		- 	      - 	   85,970 	     86

Common stock issued for
  debt	 				     - 	    	       - 		- 	      - 	  146,200 	    146

Preferred stock conversion	 	     - 	   	       - 		- 	      - 		- 	      -

Net loss for the nine months
  ended June 30, 2007	 		     - 	    	       - 		- 	      - 		- 	      -
					------		  ------	---------	-------		---------	-------
Balance, June 30, 2007	 		38,000 		  $   38 	9,267,416 	$ 9,267 	4,541,806 	$ 4,542
					======		  ======	=========	=======		=========	=======

The accompanying notes are an integral part of these financial statements.




VALCOM, INC.
Statements of Stockholders' Equity (Deficit)
(Continued)

													Total
	 						Additional					Stockholders'
				 Treasury		Paid-In			Accumulated		Equity
				 Stock			Capital			Deficit			(Deficit)
				 ----------		------------		-------------		----------------

Balance, September 30, 2005	 $ 	(35)		$ 10,571,125		$ (10,345,350)		$ 	 234,389

Preferred stock issued for
  services		 		  - 		     196,000 			    - 			 200,000

Common stock issued for
  services		 		  - 		     605,029 			    - 			 605,366

Common stock issued for
  debt		 			  - 		   2,611,572 			    - 		       2,613,270

Preferred stock conversion	    (23,487)		     114,269 			    - 			  89,669

Net loss for the year
  ended September 30, 2006		  - 			   - 		   (4,947,838)		      (4,947,838)
				 ----------		------------		-------------		----------------
Balance, September 30, 2006	    (23,522)		  14,097,995 		  (15,293,188)		      (1,205,144)

Common stock issued for
  cash		 			  - 		     131,442 			    - 			 131,486

Common stock issued for
  services				  - 		     171,853 			    - 			 171,939

Common stock issued for
  debt		 			  - 		     668,868 			    - 			 669,014

Preferred stock conversion		  - 			   - 			    - 			       -

Net loss for the nine months
  ended June 30, 2007		 	  - 			   - 		   (1,616,802)		      (1,616,802)
				 ----------		------------		-------------		----------------
Balance, June 30, 2007	 	 $  (23,522)		$ 15,070,158 		$ (16,909,990)		$     (1,849,507)
				 ==========		============		=============		================


The accompanying notes are an integral part of these financial statements.



VALCOM, INC.
Statements of Cash Flows
(unaudited)
				 				 For the Nine Months Ended
									  June 30,
								---------------------------
								    2007	    2006
								-----------	-----------
OPERATING ACTIVITIES

   Net loss							$(1,616,802)	$(3,176,454)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
	Depreciation expense			 		     19,005 	     25,950
	Stock issued for services				    171,939 	    743,723
	Impairment of asset						  - 		  -
   Changes in operating assets and liabilities
	(Increase) decrease in accounts receivable		    (87,513)	    527,902
	(Increase) decrease in prepaid expenses			      1,958 	   (125,000)
	Increase (decrease) in accrued interest payable		     93,361 	     35,868
	Increase (decrease) in accounts payable			    666,681 	    (40,578)
	Increase (decrease) in deferred income			 	  - 		  -
								-----------	-----------
	Net Cash Used in Operating Activities			   (751,371)	 (2,008,589)
								-----------	-----------
 INVESTING ACTIVITIES

   Proceeds from sale of equipment				 	  - 		  -
   Purchase of property and equipment				 	  - 	    (44,442)
								-----------	-----------
	Net Cash Used in Investing Activities			 	  - 	    (44,442)
								-----------	-----------
FINANCING ACTIVITIES

   Proceeds from preferred and common stock			    131,486 	    956,500
   Proceeds from note payable 				 	    604,505 	  1,500,000
   Repayment of notes payable				 		  - 	   (562,068)
								-----------	-----------
	Net Cash Provided by Financing Activities		    735,991 	  1,894,432
								-----------	-----------
	NET DECREASE IN CASH		   	 		    (15,380)	   (158,599)

	CASH AT BEGINNING OF YEAR		   	 	     71,612 	    276,280
								-----------	-----------
	CASH AT END OF YEAR					$    56,232 	$   117,681
								===========	===========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:
	Interest						$	  - 	$ 	  -
	Income Taxes						$	  - 	$ 	  -

   NON CASH FINANCING ACTIVITIES:
	Common stock issued for debt				$   669,014 	$   390,311



The accompanying notes are an integral part of these financial statements.


                                 VALCOM, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements






NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

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

OVERVIEW

PLAN OF OPERATION

As of June 30, 2007, ValCom, Inc. operations were comprised of five divisions.

STUDIO RENTAL

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients in addition to Paramount Pictures and Don Belisarious Productions, include Sony Pictures, MTV, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network ,the Game Show Network Endemol and BET. In addition to leasing its sound stages, ValCom also owns a library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development. ValCom's Studio Division is composed of studios located at 2625 North Naomi Street, Burbank, giving ValCom a total of 2 sound stages, recording studio and post production facilities and where the company decided to concentrate its production operations. Corporate offices are at the Burbank Studios and the facility offers state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post- production. In May 2007, Valcom signed an agreement for the live production and broadcast of the interactive TV show `Take the Cake' with Lock and Key Productions for Endemol and BET. The show was broadcast live five nights per week from the Valcom.

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

CHANNEL 8 IN PALM SPRINGS, CALIFORNIA

In connection with our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in Palm Springs,California market.

LIVE THEATER

On February 9, 2006 ValCom, Inc. started a Live Theatre Division. The first venture is a theater production called 'Headlights and Tailpipes' that will was unveiled at Las Vegas Stardust hotel and casino.. Valcom's Headlights and Tailpipes opened at the Stardust Hotel and Casino, Las Vegas in April 2006 and ran until July 2006. It is planned to bring the production to other cities throughout the US.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 VS. JUNE 30, 2007

Revenues for the three months June 30, 2007 decreased by $144,613 or 23% from $631,999 for the three months ended June 30, 2006 to $487,376 for the same period in 2006. The decrease in revenue was principally due to reduced television production.

Production costs for the three months ended June 30, 2007 decreased by $370,264 from $413,214 for the three months ended June 30, 2006 to $42,950 for the same period in 2007. The decrease in production costs was principally due to reduced television productions.

Depreciation and amortization expense for the three months ended June 30, 2007 decreased by $2,315 or27 % from $8,650for the three months ended June 30, 2006 to $6,335 for the same period in 2007.

General and administrative expenses for the three months ended June 30, 2007 increased by $511,050 or 95 % from $539,230for the three months ended June 30, 2006 to $1,050,280 for the same period in 2006. The increase was due principally to consulting and professional fees including shares issued for services.

Interest expense for the three months ended June 30, 2007 decreased by $541 or 3 % from $18,523 for the three months ended June 30, 2006 to $17,982 for the same period in 2007.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2007 VS. JUNE 30, 2006

Revenues for the nine months June 30, 2007 increased by $1,340,281 or 49% from $2,739,162 for the nine months ended June 30, 2006 to $1,398,881 for the same period in 2006. The decrease in revenue was principally due to reduced television productions.

Production costs for the nine months ended June 30, 2007 decreased by $2,967,646 from $3,010,695 for the six months ended March 31, 2006 to $42,950 for the same period in 2007. The increase in production costs was principally due to reduced television productions.

Depreciation and amortization expense for the nine months ended June 30, 2007 decreased by $6,945 or27 % from $25,950 for the nine months ended June 30, 2006 to $19,005 for the same period in 2007.

General and administrative expenses for the nine months ended June 30, 2007 increased by $600,963 or 27 % from $2,247,708 for the nine months ended June 30, 2006 to $2,848,671 for the same period in 2006. The increase was due principally to consulting and professional fees including shares issued for services.

Interest expense for the nine months ended June 30, 2007 increased by $48,449 or 97 % from $49,911 for the nine months ended June 30, 2006 to $98,360 for the same period in 2007. The increase was due principally to increased related party debt.

Due to the factors described above, the Company's net loss decreased by $1,559,652 from $3,176,454 for the nine months ended June 30, 2006 to $1,616,802 for the same period in 2007.

FUTURE OUTLOOK

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $1,616,802 and a negative cash flow from operations of $751,371 for the nine months ended June 30, 2007, a working capital deficiency of $3,116,055 and an accumulated deficit of $16,909,990 at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $56,232 on June 30, 2007compared to $83,536 as at June 30, 2006. During the six months ended June 30, 2007, net cash used by operating activities totaled $751,371 compared to net cash used in operating activities of $2,008,589 for the comparable six-month period in 2006. A significant portion of operating activities included payments for interest and production development costs. Net cash provided by financing activities for the nine months ended June 30, 2007 totaled $735,991 compared to $1,894,432 for the comparable nine-month period in 2006.

The above cash flow activities yielded a net cash decrease of $15,380 during the nine months ended June 30, 2007 compared to a decrease of $158,599 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $3,116,055 as of June 30, 2007. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

SUBSEQUENT EVENTS

In July 2007, Valcom filed for Chapter 11 Bankruptcy and during August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2007. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2007 Quarter ended June 30, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2007 Quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

NONE



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION


ITEM 6 - EXHIBITS.

(A) Exhibits

     10.1 Production Facility Agreement dated February 2, 2007 between Valcom Burbank Studios and Twelve Yard Holdings, Inc. (incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2007).

     10.2 Production Facility Agreement dated May 8, 2007 between Valcom Burbank Studios and Lock and Key Productions (incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2007).

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

Dated: October 7, 2008

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


SIGNATURE                       TITLE                        DATE
--------------------------      ------------------------     ---------------

By:  /s/ Vince  Vellardita	Chief Executive Officer,     October 7, 2008
    ----------------------      Chairman  of  the  Board
    Vince  Vellardita

By: /s/ Richard Shintaku        Director                     October 7, 2008
    --------------------
    Richard  Shintaku

By: /s/ Frank O Donnell         Director                     October 7, 2008
    -------------------
    Frank O Donnell