Form 10KSB
period 2007-09-30
VALCOM, INC
filed 2008-10-15
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K
                          	(Mark One)

		  [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

Indicate  by  check  mark if the registrant is a well-known seasoned issuer, as
defined  in  Rule  405 of  the  Securities  Act.       Yes [ ]    No [X]

Indicate by check mark  if  the  registrant  is  not  required  to file reports
pursuant  to Section 13 or Section 15(d) of the Act.  Yes  [ ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ ]     No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ({section} 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form
10-K or any amendment to this Form 10-K.   {square}

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer 			[ ]

Accelerated filer  				[ ]

Non-accelerated filer
(Do not check if a smaller reporting company)  	[ ]

Smaller reporting company  			[X]



Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [ ]    No   [X]

Revenues for year ended September 30, 2007: $1,679,236

Number of shares of the registrant's common stock outstanding as of October 10, 2008 was 22,776,099.


                               TABLE OF CONTENTS

									  PAGE
   PART I
    ITEM 1. BUSINESS							   2
    ITEM 2. PROPERTIES							   10
    ITEM 3. LEGAL PROCEEDINGS						   10
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		   12

  PART II
    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER
	    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES		   13
    ITEM 6. SELECTED FINANCIAL DATA					   17
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	    AND RESULTS OF OPERATIONS					   17
    ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA			   22
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	    AND FINANCIAL DISCLOSURE					   38
    ITEM 9A.CONTROLS AND PROCEDURES					   38

  PART III
    ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	   40
    ITEM 11.EXECUTIVE COMPENSATION					   44
    ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	    MANAGEMENT AND RELATED STOCKHOLDER MATTERS			   46
    ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	    DIRECTOR INDEPENDENCE					   46
    ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES			   47

  PART IV
    ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES			   47

 SIGNATURES								   48





















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

VALCOM'S CORPORATE STRUCTURE

As of September 30, 2007, ValCom, Inc. had five subsidiaries: Valencia Entertainment International, LLC, a California limited liability company; Half Day Video, Inc., a California corporation; 80% equity in ValCom Studios, Inc. a Nevada Corporation, a 50% interest in New Zoo Revue LLC and 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent broadcaster. Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

The Company is a diversified entertainment company with the following operating activities:

a) Studio rental - ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol and BET . In addition to leasing its sound stages, ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. ValCom's Studio Division is composed of it's studio at 2525 North Naomi Street, Burbank, California 91504 which is leased. Corporate offices are located at the Burbank Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

VALCOM BURBANK STUDIOS, one of Burbank's television production facilities, with three edit bays, two sound stages and over 25,000 square feet of production support was acquired by ValCom, Inc in 2006. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years in addition to a past client base consisting of: HGTV, D.I.V., History Channel, Discovery, Food Network, Sony Pictures T.V., PAX, MTV, Disney Channel, HBO, ABC, CBS, NBC, Sci Fi, GSN, Comedy Central, VH-1, FOX Television, Lifetime, over a period of 12 years.

b) Studio equipment and rental - ValCom supplies and rents personnel, cameras and other production equipment to various production companies on a short-term or long-term basis.

c) Film and TV production - Jeff Franklin is retained as a consultant in the area of film production with ValCom. As Executive Producer of "Funny Money" and founder of FWE Picture Company began his entertainment career in the music industry managing the careers of music icons George Clinton and Marvin Gaye. Cumulatively, theatrical features that Franklin has produced and executive produced, such as "Casper," "Kull-The Conquerer," "Cold Around the Heart," "Stuart Little" and "Stuart Little 2," have grossed over one billion dollars. Franklin has also produced many television series, as well as producing on and off-Broadway.

d) Broadcast Television - The Company owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs.

e) Animation and TV Production ValCom formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc.,a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. Valcom has not realized significant revenues from animation to date.

BUSINESS OVERVIEW

We are a diversified entertainment company with the following operating activities:

STUDIO RENTAL

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol and BET . In addition to leasing its sound stages, ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. ValCom's Studio Division is composed of it's studio at 2525 North Naomi Street, Burbank, California 91504 which is leased. Corporate offices are located at the Burbank Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

VALCOM BURBANK STUDIOS, one of Burbank's television production facilities, with three edit bays, two sound stages and over 25,000 square feet of production support was acquired by ValCom, Inc in 2006. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years in addition to a past client base consisting of: HGTV, D.I.V., History Channel, Discovery, Food Network, Sony Pictures T.V., PAX, MTV, Disney Channel, HBO, ABC, CBS, NBC, Sci Fi, GSN, Comedy Central, VH-1, FOX Television, Lifetime, over a period of 12 years.

In May 2007, Valcom signed an agreement for the live production and broadcast of the interactive TV show `Take the Cake' with Lock and Key Productions for Endemol and BET. The show was broadcast live five nights per week from the Valcom.

FILM PRODUCTION DIVISION

Jeff Franklin is retained as a consultant in the area of film production with ValCom. As Executive Producer of "Funny Money" and founder of FWE Picture Company began his entertainment career in the music industry managing the careers of music icons George Clinton and Marvin Gaye. Cumulatively, theatrical features that Franklin has produced and executive produced, such as "Casper," "Kull-The Conquerer," "Cold Around the Heart," "Stuart Little" and "Stuart Little 2," have grossed over one billion dollars. Franklin has also produced many television series as well as producing on and off Broadway. To date, ValCom has not yet undertaken the production of new films or TV series but is considering a number of projects for development and production.

LIVE THEATRE DIVISION

On February 9, 2006 ValCom, Inc. named Jeff Kutash as President of their Live Theatre Division. The first venture Kutash will undertake is a theater production called 'Headlights and Tailpipes' that will be unveiled at a major Las Vegas hotel and casino. In heading up this division, Kutash will be responsible for developing and directing new productions and live theatrical events throughout the world. Kutash's experience in the field of theatre, television and film create a vast knowledge of the entertainment field. Valcom's Headlights and Tailpipes opened at the Stardust Hotel and Casino, Las Vegas in April 2006 and ran until July 2006. The company is did not produce any further Live Theatre projects in the year to September 2007.

ANIMATION DIVISION

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc.,a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. During the year, ValCom agreed with O Atlas Entertainment not to proceed with the production of the New Zoo Revue feature film and television series. Valcom has not realized significant revenues from animation to date.

CHANNEL 8 IN PALM SPRINGS, CALIFORNIA

In connection with our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.



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

The development of telecommunications, the emergence of new technologies in interactive TV, IPTV and the international nature of the Internet has created opportunities to develop new, efficient and secure ways to deliver entertainment to customers. As one of the companies that plans to employ these new technologies ValCom intends to capitalize on its expertise in the analysis of consumer data and information to become a world leader in online and IPTV entertainment. The Company will utilize its assets of film library, broadcast station and studio facilities to expand in the IP world.

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

FILM ENTERTAINMENT OVERVIEW

Competition in the film entertainment business is diverse and fragmented, with scores of companies operating at various levels of product budget and scope. The market is overwhelmingly dominated by the major Hollywood studios, with the top-ranked company in 2007, Paramount Studios, commanding 15% and the top 6 of Paramount, Warner Bros, Disney, Sony/Columbia, Universal and Fox together taking 79% of box office gross from a total of $9.6 billion for the year.

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

ValCom experiences competition from three market segments:

1) Traditional television

2)  Interactive television, game shows and reality television drama

3) Movies for television and theatrical releases

4) Other entertainment/media companies

OTHER ACTIVITIES

INTERACTIVE TECHNOLOGY

The Company has experience in the interactive communications and entertainment fields, which brings together elements of the TV and telecom industry. During the year, Valcom facilities produced major live interactive TV shows and reality TV based games shoes. It has created and broadcast interactive national and international television programs using state-of-the-art computer technology, satellite communications, and advanced telecommunications systems.

The Company's management believes that its experience in developing and delivering interactive television programs,and that this experience enhances its ability to launch new entertainment and information programs based on comparable resources.

DEPENDENCE ON STUDIO FACILITIES

The Company emerged as one of the top studio facilities over the years and has been very successful with an occupancy rate of 95%. ValCom's Burbank Studios, the Company is focusing on its core business and capitalizes on its reputation in the Hollywood to increase its revenue base. The Company does not rely on a small group of customers. It may rent facilities, production equipment and personnel to any motion picture studio or production company. The Company's television broadcast operations do not rely on a small group of customers; rather, any advertiser who wishes to advertise on Channel 8 in Indio-Palm Springs, California may generate revenues.

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

SIN CITY RECORDS

Record  Studio,  Record  Label,  publishing,  music,   television,   films  and
merchandise

MOTOWN PARTNERS, LLC

Live Theatre, Production Revenue and Concerts

EMPLOYEES

As of September 30, 2007 , the Company had 6 full-time employees, including two officers and three professional staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe our employee relations are very good.

ITEM 2. DESCRIPTION OF PROPERTY

ValCom's Studio Division is composed of the studio facility at 2525 North Naomi Street, Burbank, California 91504 which is leased for $33,000. ValCom also holds a 1/3 equity in the real estate of 7.5 acres, 160,000 square feet of commercial space without access. Corporate offices are located at the Burbank Studios which houses a state-of- the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

ITEM 3 - LEGAL PROCEEDINGS

CHAPTER 11 BANKRUPTCY
ValCom filed a voluntary chapter 11 bankruptcy petition on July 14st 2007 and obtained the status of Debtor in Possession. Valcom had in initiated suit against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus. Valcom appealed, contending that there were triable issues as to whether: (1) Valcom suffered damages; (2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3) Chicago Title breached its duties as the foreclosure trustee. Additionally, at the time that the trial court granted Summary Judgment against Valcom, the trial court awarded costs and attorney fees of $562,127.30, and Valcom argued in its appeal that Chicago Title was not entitled to attorney fees, and the attorney fees awarded to Laurus were excessive.

Prior to the filing of the Chapter 11 bankruptcy, Valcom attempted to obtain a stay against enforcement of the attorney fees and costs judgment awarded to Chicago Title and Laurus pending appeal. Valcom was unable to prove to the trial court's satisfaction that the value of Valcom's assets was sufficient to protect Chicago Title and Laurus' judgment. The Court denied Valcom's attempt to use its property in lieu of a cash bond, and threatened with enforcement of the judgment, Valcom had no choice but to file for the protection of the bankruptcy court.

Valcom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, subsequent to the Debtor's status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of Valcom, Inc. and the judgment of Laurus Master Fund and Chicago Title for $562,127.30 as an obligation of the Debtor.

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry

POW! ENTERTAINMENT:

On August 23, 2007 Debtor filed an Adversary action (AD07-01638-ER) against POW! Entertainment and Stan Lee individually alleging Rescission, Fraud, and Money Had and Received.

On September 24, 2007 POW! Entertainment and Stan Lee filed a Counter-complaint (AD07-01638-ER) against Valcom, Inc., Vince Vellardita, and Richard Shintaku alleging Fraud, Negligent Misrepresentation, Trademark Infringement, Common Law Trademark Infringement, Violation of Common Law Right to Publicity, Intentional Interference with Prospective Economic Advantage, Unfair Competition, Declaratory Relief, Breach of Contract and Restitution.

On or about October 18, 2007, the Status Conference in the Valcom v. POW! Entertainment et. Al. adversary action came on for hearing. The Court consolidated the Discovery Cut-off, Pre-Trial, and Trial Dates between the Complaint and the Counter-complaint and selected April 30, 2008 for Discovery Cut-Off, Pre-Trial for May 15, 2008 and Trial scheduled for the week of June 23, 2008. The Court also ordered all parties to mediation.

As of May 22, 2008 the parties to the Valcom v. POW! Entertainment et. Al. litigation have settled their dispute.

VALCOM, INC. V. JEFF KUTASH ET AL.,
Case number BC372527.   This matter was stayed by Debtor filing Chapter 11, and
subsequently Defendant Jeff Kutash  filed Chapter 7 bankruptcy .

VALCOM, INC. V. TTL PRODUCTIONS, INC., TROY LINGER, CHRIS LENTO DBA BRENTWOOD MAGAZINE,

Case number SC094099. This matter involves breach of contract and fraud against the Defendants for $380,000. The matter was stayed by Debtor's filing of bankruptcy ValCom is in discussion and expects to settle this matter by agreement to the company's satisfaction.



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

BONNIE NELSON

Ms. Bonnie Nelson, a former ValCom employee and Director filed suit against ValCom, Inc. The suit alleges a breach of oral agreement and employment contract. ValCom, Inc. terminated Ms. Nelson for cause in breach of her employment agreement . ValCom has reached agreement with Ms Nelson with regard to this matter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. On November 20, 2006, the Company held a Special Meeting of Stockholders at the Company's offices at 920 South Commerce Street, Las Vegas, Nevada 89106 at 10:00 A.M. local time.

2. There were present in person or by proxy 61,146,661 shares of Common Stock, of a total of 105,243,318 shares of Common Stock entitled to vote.

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





COMMON STOCK



Date              Low      High
-----            ------  -------


2007
====
First  Quarter   $ 0.03  $  1.00
                 ------  -------
Second  Quarter* $ 0.51  $  0.08

Third  Quarter   $ 0.14  $ 0.27
                 ------  -------
Fourth  Quarter  $ 0.06  $ 0.37


2006
====
First  Quarter   $ 0.06  $  0.21
                 ------  -------
Second  Quarter  $ 0.06  $  0.20
                 ------  -------
Third  Quarter   $ 0.06  $  0.20
                 ------  -------
Fourth  Quarter  $ 0.07 $  0.10
                 ------  -------

2005
=====
First  Quarter   $ 0.07  $  0.24
                 ------  -------
Second  Quarter  $ 0.05  $  0.12
                 ------  -------
Third  Quarter   $ 0.04  $  0.10
                 ------  -------
Fourth  Quarter  $ 0.02  $  0.20
---------------  ------  -------

Prices quoted reflect a one share-for-twenty reverse split effective on February 1, 1993, a two share-for-one forward split effective on August 14, 2000, a one share-for-ten reverse split effective on September 27, 2001 and a one-for-twenty reverse split effective on December 11, 2006.

As of September 30, 2007, the Company had 10,376,099 shares of common stock outstanding, with approximately 2,500,000 in the public float and approximately 2,110 shareholders of record.

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

PREFERRED STOCK

At September 30, 2007, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holder of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.

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

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended September 30, 2007.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On January 24, 2006, the Company issued 4,000,000 shares of Series C Preferred Stock in lieu of cash payment.

(A) COMMON STOCK:

During the year ended September 30, 2006, the Company issued 336,629 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $605,366, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the year ended September 30, 2006, the Company issued 1,697,425 shares of common stock in satisfaction of various debts. Total debts satisfied by the issuance of the shares was approximately $2,613,270.

During the year ended September 30, 2007, the Company issued 2,561,283 shares of common stock in lieu of compensation for legal and consulting services performed. The value of the legal and consulting services performed totaled approximately $188,088, which was computed based upon the market prices of the common stock on the applicable payment dates.

During the year ended September 30, 2007, the Company issued 2,711,200 shares of common stock in satisfaction of various debts. Total debts satisfied by the issuance of the shares was approximately $669,014.

During the year ended September 30, 2007, the Company issued 770,725 shares of common stock in satisfaction of various debts. Total debts satisfied by the issuance of the shares was approximately $131,486.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

PLAN OF OPERATION

As of September 30, 2007, ValCom, Inc. operations were comprised of the following divisions:

1. Studio Division

2. Rental Division

3. Broadcast Television

4. Film and Television Production; and Animation Division.

5. Live Theater

RENTAL

ValCom's business includes clients television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol and BET . In addition to leasing its sound stages, ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. ValCom's Studio Division is composed of it's studio at 2525 North Naomi Street, Burbank, California 91504 which is leased. Corporate offices are located at the Burbank Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

TELEVISION, FILM, & ANIMATION PRODUCTION

Jeff Franklin is retained as a consultant in the area of film production with ValCom. As Executive Producer of "Funny Money" and founder of FWE Picture Company began his entertainment career in the music industry managing the careers of music icons George Clinton and Marvin Gaye. Cumulatively, theatrical features that Franklin has produced and executive produced, such as "Casper," "Kull-The Conquerer," "Cold Around the Heart," "Stuart Little" and "Stuart Little 2," have grossed over one billion dollars. Franklin has also produced many television series as well as producing on and off Broadway. To date, ValCom has not yet undertaken the production of new films or TV series but is considering a number of projects for development and production.

We formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc.,a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. During the year, ValCom agreed with O Atlas Entertainment not to proceed with the production of the New Zoo Revue feature film and television series. Valcom has not realized significant revenues from animation to date.

CHANNEL 8 IN PALM SPRINGS, CALIFORNIA

In connection with our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2006

Revenues for the year ended September 30, 2007 decreased by $94,714 from $1,773,950 for the same period in 2006 to $1,679,236. The increase in revenue was principally due to reduced rentals of studios.

Production costs for the year ended September 30, 2007 decreased by $237,547 or85 % from $280,847 for the year ended September 30, 2006 to $43,300 for the same period in 2007. The decrease in production costs was principally due to reduced productions of films and videos.

Selling and promotion costs for the year ended September 30, 2007 decreased by $270,694 or97 % from $277,692 for the same period in 2006 to $6,998 for the year ended September 30, 2007. The decrease was due principally to reduced marketing of our services.

Depreciation and amortization expense for the year ended September 30, 2007 decreased by $54,672 or68 % from $80,012 for the year ended September 30, 2006 to $25,340 for the same period in 2007. The decrease in depreciation and amortization expense was due to the impairment of property and equipment recorded in 2006.

General and administrative expenses for the year ended September 30, 2007 decreased by $2,540,028 or42 % from $6,044,366 for the year ended September 30, 2006 to $3,504,338 for the same period in 2007. The decrease was due principally to lower value of shares issued for services.

Interest expense for the year ended September 30, 2007 increased by $35,297 or 50 % from $70,328 for the year ended September 30, 2006 to $105,625 for the same period in 2007. The increase was due principally to increased related party debt.

Due to the factors described above, the Company's net loss decreased by $2,941,736 or 59 % from a net loss of $4,947,838 for the year ended September 30, 2006 to a loss of $2,006,102 for the year ended September 30, 2007.

STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

See Notes to Consolidated Financial Statements in Part F/S for a description of the Company's calculation of earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $2,006,102 and a negative cash flow from operations of $856,677 for the year ended September 30, 2007, and an accumulated deficit of $17,299,290 at September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Cash totaled $5,926 on September 30, 2007, compared to $71,612 at September 30, 2006. During the fiscal year 2007, net cash used by operating activities totaled $856,677 compared to a cash flow of $1,071,929 for the year ended September 30, 2006. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash increase by financing activities for fiscal year 2007 totaled $790,991. Net cash used by investing activities during fiscal year 2007 totaled $ -0- from purchase of fixed assets and increased expenditures for the purchase of equipment.

The above cash flow activities yielded a net cash decrease of $65,686 during fiscal year 2007 compared to a net cash decrease of $204,668 during the year ended September 30, 2006.

There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company, if at all. Total shareholders' deficit increased to$2,222,738 in fiscal year 2007. Additional paid in capital increased to $15,081,739 in fiscal year ended September 30, 2007.

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


ValCom filed a voluntary chapter 11 bankruptcy petition on July 14, 2007 and obtained the status of Debtor in Possession. Valcom had in initiated suit against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus. Valcom appealed, contending that there were triable issues as to whether: (1) Valcom suffered damages; (2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3) Chicago Title breached its duties as the foreclosure trustee. Additionally, at the time that the trial court granted Summary Judgment against Valcom, the trial court awarded costs and attorney fees of $562,127.30, and Valcom argued in its appeal that Chicago Title was not entitled to attorney fees, and the attorney fees awarded to Laurus were excessive.

Prior to the filing of the Chapter 11 bankruptcy, Valcom attempted to obtain a stay against enforcement of the attorney fees and costs judgment awarded to Chicago Title and Laurus pending appeal. Valcom was unable to prove to the trial court's satisfaction that the value of Valcom's assets was sufficient to protect Chicago Title and Laurus' judgment. The Court denied Valcom's attempt to use its property in lieu of a cash bond, and threatened with enforcement of the judgment, Valcom had no choice but to file for the protection of the bankruptcy court.

Valcom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, subsequent to the Debtor's status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of Valcom, Inc. and the judgment of Laurus Master Fund and Chicago Title for $562,127.30 as an obligation of the Debtor.

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry



ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
VALCOM, INC.


We have audited the accompanying balance sheets of Valcom, Inc. as of September 30, 2007 and September 30, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2007 and September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valcom, Inc. as of September 30, 2007 and September 30, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2007 and September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has an accumulated deficit of $17,299,290 as of September 30, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
October 8, 2008

 2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
 	  (702) 253-7499 Fax (702) 253-7501


					VALCOM, INC.
				       Balance Sheets


                                                  September 30,   	 September 30,
                                                      2007            	     2006
						-----------------	---------------
ASSETS

CURRENT ASSETS

Cash                       			$           5,926 	$        71,612
Accounts receivable, net          			  173,328		196,249
						-----------------	---------------
   Total Current Assets           			  179,254        	267,861
						-----------------	---------------
FIXED ASSETS, net                       		  101,360        	126,700
						-----------------	---------------
OTHER ASSETS

Deposits                               			  158,853        	160,811
Other assets                          			1,000,000      	      1,000,000
						-----------------	---------------
   Total Other Assets                 			1,158,853	      1,160,811
						-----------------	---------------
   TOTAL ASSETS            			$       1,439,467 	$     1,555,372
						=================	===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses           $         906,974 	$       603,408
Accrued interest payable                                  163,790         	 68,172
Due to related parties                                  1,950,288      	      1,672,456
Notes and judgements payable                              641,153        	416,480
						-----------------	---------------
    Total Current Liabilities                     	3,662,205      	      2,760,516
						-----------------	---------------
LONG-TERM LIABILITIES

Notes payable							-              	      -
						-----------------	---------------
    Total Long-Term Liabilities                      		-	              -
						-----------------	---------------
    TOTAL LIABILITIES				        3,662,205	      2,760,516
						-----------------	---------------
STOCKHOLDERS' EQUITY (DEFICIT)

Series B Preferred stock, 1,000,000
  shares authorized at par value of
  $0.001, 38,000 shares issued and
  outstanding                                        	       38             	     38
Series C Preferred stock, 25,000,000
  shares authorized at par value of
  $0.001, 7,921,666 and 9,267,416 shares
  issued and outstanding                                    7,921          	  9,267
Common stock, 250,000,000 shares authorized
  at par value of $0.001, 10,376,099 and
  4,265,603 shares issued and outstanding,
  respectively                                             10,376          	  4,266
Treasury stock, 35,000 shares                             (23,522)       	(23,522)
Additional paid-in capital                             15,081,739	     14,097,995
Accumulated deficit
                                                      (17,299,290)   	    (15,293,188)
						-----------------	---------------
Total Stockholders' Equity (Deficit)        	       (2,222,738)    	     (1,205,144)
						-----------------	---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)      			$       1,439,467 	$     1,555,372
						=================	===============

The accompanying notes are an integral part of these financial statements.




					VALCOM, INC.
				 Statements of Operations





                                                             For the Years Ended
                                                                September 30,
						      --------------------------------
                                                           2007               2006
						      --------------	--------------

REVENUES                                              $    1,679,236    $    1,773,950
COST OF GOODS SOLD                                            43,300           280,847
						      --------------	--------------
GROSS MARGIN                                               1,635,936         1,493,103

OPERATING EXPENSES

   Advertising and marketing                                   6,998           277,692
   Depreciation expense                                       25,340            80,012
   General and administrative                              3,504,338         6,044,366
 						      --------------	--------------
	Total Operating Expenses      			   3,536,676         6,402,070
						      --------------	--------------
LOSS FROM OPERATIONS                                      (1,900,740)       (4,908,967)
						      --------------	--------------
OTHER INCOME (EXPENSE)

   Interest expense                                         (105,625)          (70,328)
   Other income                                                  263            31,457
						      --------------	--------------
TOTAL OTHER INCOME (EXPENSE)                                (105,362)          (38,871)
						      --------------	--------------
NET LOSS                                              $   (2,006,102)   $   (4,947,838)
						      ==============	==============
BASIC LOSS PER SHARE                                  $        (0.30)   $        (1.56)
						      ==============	==============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                    6,777,997         3,179,895
						      ==============	==============


The accompanying notes are a integral part of these financials statements.




                                                     VALCOM, INC.
                                    Statements of Stockholders' Equity (Deficit)


				Series B Preferred Stock	Series C Preferred Stock	     Common Stock
				Shares		  Amount	Shares		  Amount	Shares		Amount
				------		  ------	---------	 -------	---------      -------

Balance, September 30, 2005	38,000 		  $   38 	6,517,416 	 $ 6,517 	2,094,186      $ 2,094

Preferred stock issued for
  services	 		     - 		       - 	4,000,000 	   4,000 		-	     -

Common stock issued for
  services	 		     - 		       - 		- 	       - 	  336,729	   337

Common stock issued for
  debt	 			     - 		       - 		- 	       - 	1,697,425	 1,698

Preferred stock conversion	     - 		       -       (1,250,000)	  (1,250)	  137,263	   137

Net loss for the year
  ended September 30, 2006	     - 		       - 		- 	       - 		-	     -
				------		  ------	---------	 -------	---------      -------
Balance, September 30, 2006	38,000 		      38        9,267,416 	   9,267 	4,265,603	 4,266

Common stock issued for
  cash	 			     - 		       - 		- 	       - 	  770,725	   771

Common stock issued for
  services	 		     - 		       - 		- 	       - 	2,561,283	 2,561

Common stock issued for
  debt	 			     - 		       - 		- 	       - 	2,711,200	 2,711

Preferred stock conversion	     - 		       -       (1,345,750)	  (1,346)	   67,288	    67

Net loss for the year
  ended September 30, 2007	     - 		       - 		- 	       - 		-	     -
				------		  ------	---------	 -------       ----------      -------
Balance, September 30, 2007	38,000 		  $   38 	7,921,666 	 $ 7,921       10,376,099      $10,376
				======		  ======	=========	 =======       ==========      =======


The accompanying notes are an integral part of these financial statements.



                                                                  VALCOM, INC.
                                                  Statements of Stockholders' Equity (Deficit)
								  (Continued)



												Total
	 						Additional				Stockholders'
					Treasury	Paid-In		Accumulated		Equity
					Stock		Capital		Deficit			(Deficit
					---------	-----------	------------		------------

Balance, September 30, 2005	 	$     (35)	$10,571,125 	$(10,345,350)		$    234,389

Preferred stock issued for
  services		 			- 	    196,000 		   - 		     200,000

Common stock issued for
  services		 			- 	    605,029 		   - 		     605,366

Common stock issued for
  debt		 				- 	  2,611,572 		   - 		   2,613,270

Preferred stock conversion		  (23,487)	    114,269 		   - 		      89,669

Net loss for the year
  ended September 30, 2006		 	- 		  - 	  (4,947,838)		  (4,947,838)
					---------	-----------	------------		------------
Balance, September 30, 2006		  (23,522)	 14,097,995 	 (15,293,188)		  (1,205,144)

Common stock issued for
  cash		 				- 	    130,715 		   - 		     131,486

Common stock issued for
  services		 			- 	    185,447 		   - 		     188,008

Common stock issued for
  debt		 				- 	    666,303 		   - 		     669,014

Preferred stock conversion		 	- 	      1,279 		   - 			   -

Net loss for the year
  ended September 30, 2007		 	- 		  - 	  (2,006,102)		  (2,006,102)
					---------	-----------	------------		------------
Balance, September 30, 2007	 	$ (23,522)	$15,081,739 	$(17,299,290)		$ (2,222,738)
					=========	===========	============		============


The accompanying notes are an integral part of these financial statements.




                                      VALCOM, INC.
                                Statements of Cash Flows


                                                                             For the Years Ended
                                                                                 September 30,
								       -----------------------------
                                                                            2007             2006
								       ------------	------------
OPERATING
ACTIVITIES

Net loss                                                               $ (2,006,102)	$ (4,947,838)

Adjustments to reconcile net loss to
  net cash used by operating activities:
      Depreciation expense                      			     25,340           80,012
      Common stock issued for services         				    188,008          895,035
      Impairment of asset                            				  -          575,950
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable           			     22,921         (108,629)
(Increase) decrease in prepaid expenses            			      1,958         (152,461)
(Increase) decrease in accounts payable         			    815,580        2,637,830
Increase (decrease) in interest payable          			     95,618           68,172
Increase (decrease) in deferred income              				  -         (120,000)
								       ------------	------------
Net Cash Used in Operating Activities            			   (856,677)	  (1,071,929)
								       ------------	------------
INVESTING ACTIVITIES

Proceeds from sale of property and                                                -                -
  equipment
Purchase of property and equipment                                                -         (537,240)
								       ------------	------------
Net Cash Used in Investing Activities                    			  -         (537,240)
								       ------------	------------
FINANCING ACTIVITIES

Proceeds from preferred and common stock                                    131,486                -
Proceeds from notes and judgements payable                                  296,673                -
Proceeds from related party payable                                         362,832        1,404,501
								       ------------	------------
Net Cash Provided by Financing Activities          			    790,991        1,404,501
								       ------------	------------
NET DECREASE IN CASH                    				    (65,686)        (204,668)

CASH AT BEGINNING OF YEAR                 				     71,612          276,280
								       ------------	------------
CASH AT END OF YEAR                				       $      5,926     $     71,612
								       ============	============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
     Interest                           			       $    10,007      $      2,156
     Income Taxes                       			       $         -      $          -

NON CASH FINANCING ACTIVITIES:
     Common stock issued for debt       			       $   669,014      $  2,613,270

The accompanying notes are an integral part of these financial statements.


                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

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

b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valcom, Inc. and four wholly-owned subsidiaries, VEI, which was acquired effective February 2001, and Half Day Video, Inc., which was acquired effective March 2001. ValCom Nevada which was acquired effective March 1, 2004, and New Zoo Revue which was acquired effective October 2003. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. The Company has no equity affiliates as of September 30, 2007 and 2006.

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

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2007 and 2006.

e. RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

h. SHARE-BASED COMPENSATION

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment" (SFAS 123[R]). In accordance with SFAS 123[R], option expense of $-0-and $-0- was recognized for the years ended September 30, 2007 and 2006, respectively. The expense was calculated using the Black-Scholes valuation model.

i. REVENUE RECOGNITION

Revenues from studio and equipment rentals are recognized ratably over the contract terms. Revenues from the production and licensing of television programming are recognized when the films or series are available for telecast and certain contractual terms of the related production and licensing agreements have been met.

j. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no amounts in excess of federally insured limits at September 30, 2007.

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

l. TREASURY STOCK

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522. No shares have been reissued as of September 30, 2007.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an  estimate  of  expected  term  of  "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
m. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
m. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

n. ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables, and changes in payment histories. As of September 30, 2007 an allowance for doubtful receivables $1,071,874 was considered necessary. Recoveries of trade receivables previously written off are recorded when received.

o. BASIC LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.



September 30,

                                            2007            2006
					----------------------------

NET LOSS                             	$(2,006,102)	$(4,947,838)
					===========	===========

BASIC LOSS PER COMMON SHARE 		$     (0.30)    $     (1.56)
					===========	===========

BASIC WEIGHTED  AVERAGE

NUMBER OF SHARES OUTSTANDING		  6,777,997       3,179,895
					===========	===========

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents, consisting of 78,625 and 78,625 in options and -0- and -0- in warrants were considered but were not included in the computation of loss per share at September 30, 2007 and 2006, respectively, because they would have been anti-dilutive.

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p. ADVERTISING AND MARKETING

The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $6,998 and $277,692 for the years ended September 30, 2007 and 2006, respectively.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                               			September      September
                          			 30,2006        30, 2006
						----------     ----------
Building Improvements          			$    4,500     $    4,500
Production Equipment              		   723,094        723,094
Leasehold Improvements      			    62,677         62,677
Autos and Trucks                    		    33,971         33,971
Office Furniture and Equipment      		    48,421         48,421
Video Equipment                   		   181,877        181,877
						----------     ----------
                                                 1,054,540	1,054,540
Less: accumulated depreciation  		  (406,112)  	 (380,772)
          impairment allowance                    (547,068)  	 (547,068)
						----------     ----------
Net book value                 			$  101,360     $  126,700
						==========     ==========

Depreciation expense for the years ended September 30, 2006 and 2005 was$25,340 and $980,012, respectively. The Company recorded an impairment allowance for the property and equipment of $547,068 due to the bankruptcy filing.

NOTE 4. NOTES AND JUDGMENTS PAYABLE

The Company issued $416,480 convertible notes in 2004. $72,000 in notes were converted during year ended September 30, 2007 into 600,000 shares of the Company's common stock. The Company is subject to $140,000 in judgments payable to creditors. During the year ended September 30, 2007, the Company borrowed $156,673 in the form of unsecured notes payable. The Company's notes payable incur interest at 8% per annum with different due dates. Accrued interest of $163,790 is payable as of September 30, 2008.

Convertible notes payable      $344,480
Judgments payable               140,000
Notes payable                   156,673
			       --------
Total                          $416,480
			       ========

NOTE 5. RELATED PARTY TRANSACTIONS

At September 30, 2005, related party payables represent $1,672,456 payable to a Director and Shareholder of the Company. At September 30, 2006, related party payables represent $1,950,288 payable to the President of the Company for his salary and various advances to the Company. The advances are non interest bearing and due upon demand.

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

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

The Company has a deposit of $158,853 against the lease of the studio in Burbank California. The Company ceased making lease payments due to the bankruptcy filing and the deposit was used to settle the lease obligation in 2007.

NOTE 7. INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2007. At September 30, 2007, the Company had approximately $16,685,332 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards expire beginning in 2003. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Deferred tax assets at September 30, 2007 consist primarily of the tax effect of net operating loss carry-forwards, which amounted to approximately $4,334,962. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets at September 30, 2007 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                   September  30, 2007     September 30, 2006
				   -------------------	   ------------------
Tax expense (credit)
at  statutory rate-federal                	 (34)%                  (34)%
State tax expense net of
federal tax                                	  (6)                    (6)
						------		       ------
Changes in valuation allowance                     40%			  40%
						======		       ======
Tax  expense  at  actual  rate      		$    -                 $    -
						======		       ======


The components of the net deferred tax asset are summarized below:

                                   September  30, 2007     September 30, 2006
				   -------------------	   ------------------
Deferred tax asset
Net operating losses      	   $	     4,334,962     $        3,716,810

Less: valuation allowance                   (4,334,962)		   (3,716,810)
				   -------------------	   ------------------
                                   $               -0-	   $              -0-
				   ===================	   ==================

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006
NOTE 8. COMMITMENTS

In May 2005, the Company leased facilities in Las Vegas Nevada. The lease has a term of three years. Initial monthly base rent is $8,250 with no increases, and the initial monthly base rent expense for Burbank is $30,000. Rent expense for the year ended September 30, 2007 and 2006 were $219,535 and $219,535, respectively. The lease obligations were terminated due to the bankruptcy filing and the deposits held by the landlord was used to settle the obligations.

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

c. REVERSE STOCK SPLIT

On December 11, 2006, the Company completed a 1 for 20 reverse split of its common stock. The reverse stock split is reflected in the financial statements on a retroactive basis.

NOTE 10. STOCK COMPENSATION PLAN AND NON-QUALIFIED STOCK OPTIONS

The Company has a 2001 Employee Stock Compensation Plan (the "ESCP") to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 2001. A total of 2,600,000 shares of common stock were registered for

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

NOTE 10. STOCK COMPENSATION PLAN AND NON-QUALIFIED STOCK OPTIONS (CONTINUED) issuance under the ESCP on three Form S-8 registration statements filed
January 16, 2001, March 26, 2001 and October 19, 2001. Pursuant to the ESCP, the Compensation Committee or Board of Directors may award registered shares of the Company's common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than the fair market value on the date of grant.

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

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2007 AND 2006

NOTE 12. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $17,299,290 at September 30, 2007 which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable. The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended September 30, 2007. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Valcom, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

   *  Pertain  to  the   maintenance  of  records  that  in  reasonable  detail
      accurately and fairly reflect the transactions and dispositions of the assets of the company;

   * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.


 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2007, the Company's internal control over financial reporting is not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's directors and executive officers, the positions with the Company held by each, and the period during which each such person has held such position.


Name                  Age                Position                Since
-------------------  -----             -----------              --------
Vince Vellardita     	49  CEO/President/Chairman of the Board   2000
Richard Shintaku    	57  Director                              2003
Ian Adlington      	62  Director  (until December 2006)       2006
Frank O Donnell         57  Director                              2006
Sandra Markham    	46  Secretary/Treasurer(until Jan 2007)   2005
Tracy Sciarriano   	37  Secretary/Treasurer                   2007



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

BIOGRAPHIES OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

VINCE VELLARDITA - CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Vince Vellardita has served as the Company's President, Chief Executive Officer and Chairman of the Board since October 2000. Mr. Vellardita was involved in having Valencia Entertainment International, LLC acquire a 180,000 square foot production facility in Valencia, California that houses eight film and production sound stages that have been occupied by the CBS series JAG and Fox's Power Rangers. He then opened Valcom Studios in Las Vegas and Valcom Studios become a major production and rehearsal studio ofr Las Vegar shows including Phantom of the Opera and Spamalot. Launching a live theatre division in 2005, Mr. Vellardita launched the company's live stage show `Headlights and Tailpipes' which premiered at the Las Vegas Stardust Hotel and Casino in June 2006. Mr. Vellardita also promoted the Rap Bowl in Detroit to coincide with the Super bowl featuring major rap artists such as Young Jeezy, Ludracris, Juvenile and Twista. Also in 2006, Mr. Vellardita secured the purchase of the assets of Media City Production in Burbank CA which he turned into VALCOM BURBANK STUDIOS, one of Burbank's premiere television production facilities, with three edit bays, two sound stages and over 25,000 square feet of production support. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years. The Burbank studios became a centre for major live interactive TV with the live production and broadcast of the interactive TV show `Take the Cake' and `Without Prejudice'.

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



FRANK O'DONNELL- DIRECTOR


The Company appointed Frank to the Board in 2007. Frank O'Donnell is also Vice-Chairman of TVcompass and a founder of the Company. He also founded Universal Electronics Inc. (NASDAQ:UEIC); UEI went public in 1993 and to date has sold over 200 million universal remotes.Mr. O'Donnell was instrumental to the establishment of the universal remote control in the cable television and satellite industries. He was also influential to companies like Motorola (General Instrument) and Scientific Atlanta adopting the universal remote control. Further, he previously managed the custom designs for Time Warner Cable and Comcast (AT&T/TCI) universal remote controls. Mr O Donnell is also a director of E World Interactive Inc (EWIN.OB)



RECENT EMPLOYMENT:

1996-2004     Founder, President Evolve Products Inc.
1986-1995     Founder, Vice President Universal Electronics Inc.
1979-1986     Founder, President Cable Business Associates Inc



SANDRA MARKHAM - TREASURER AND SECRETARY (UNTIL 2007)


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


TRACY SCIARRINO- TREASURE AND SECRETARY


Ms. Sciarrino was appointed Secretary and Treasure in 2006 following the move Valcom's principal office to 2525 North Naomi Street, Burbank. Ms. Sciarrino was employed by the company as Office Administration Manager and has considerable experience in the role, having previously been employed by the Valcom group at Valencia Entertainment.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended September 30, 2007, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2007, we believe that during the year ended September 30, 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities did comply with all Section 16(a) filing requirements.

                THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Our Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require Board approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We do not have a standing Audit Committee, a Compensation Committee, or a Nominations and Governance Committee of the board of directors. Our directors perform the functions of audit, nominating and compensation committees. Our directors, Vincent Vellardita, Richard Shintaku and Frank O Donnell, participate in the consideration of director nominees. Due to the small size of our company and our board, the board of directors does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. The entire Board of Directors participates in audit related matters of our company, including, but not limited to, reviewing and discussing our audited financial statements with management and our auditors and recommending to the board of directors that the financial statements be included in our Annual Reports on Form 10-K. In performing their role equivalent to an audit committee, the Board of Directors
(i) reviewed and discussed the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 with management, (ii) discussed with the Company's independent registered public accounting firm the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication With Audit Committees),
(iii) discussed with its independent registered public accounting firm matters relating to independence, including the disclosures made to the Board as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees ), and (iv) in reliance on the aforementioned reviews and discussions, recommended to management the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 for filing with the Securities and Exchange Commission. Messrs. Vellardita, Shintaku and O Donnell are not considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 or by any national securities association registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.

The Board and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Board performs annual self-evaluations. We have adopted a comprehensive Code of Ethics for all directors, officers and employees.

During 2007, the Board of Directors met and/or executed unanimous written consents of the Board of Directors 7 times. While we do not have a formal policy requiring members of the Board to attend the Annual Meeting of Stockholders, we strongly encourage all directors to attend. No director attended fewer than 90% of the total number of meetings.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended September 30, 2007, 2006 and 2005 to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer at September 30, 2007.


                          SUMMARY COMPENSATION TABLE
                                                                   Restricted
Name & Position             Year   Salary      Bonus      Other       Stock      Options   LTIP   All Other
-----------------------     ----   ------      -----      -----    ----------    -------   ----   ---------
Vincent Vellardita*,        2007   $           0.000        0               0       0        0         0
Chairman and CEO            2006   $           0.000        0         140,400       0        0         0
                            2005   $           0.000        0         140,400       0        0         0

Sandy Markham               2007   $  9,630    0.000        0               0       0        0         0
Treasurer and Secretary     2006   $ 36,140    0.000        0          48,800       0        0         0
                            2005   $ 14,400    0.000        0          48,800       0        0         0
Tracy Sciarriano            2007   $ 50,700    0.000        0               0       0        0         0
Treasure & Secretary

* Mr. Vellardita, despite his Employment Agreement, did not take any salary payment or stock in lieu of salary during 2007.



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

OPTIONS GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers during the fiscal year ended September 30, 2007.


                                OPTIONS IN YEAR ENDED SEPTEMBER 30, 2007
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



AGGREGATE  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth information as of September 30, 2007 with respect to the named executive officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of our common stock.

                                   Number of Securities Underlying      Value of Unexercised In The
                                       Unexercised Options at                Money Options At
                                         September 30, 2007                 September 30, 2007
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the shares of our common stock beneficially owned as of September 30, 2007 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and nominee for director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o ValCom, Inc., 2113A Gulf Boulevard, Indian Rocks Beach, Florida 33785

Vincent Vellardita, Chief Executive Officer,
Chief Financial Officer and Chairman  				26 %

Richard Shintaku, Director                                      10 %

Frank O Donnell Director *                                       2 %

Directors and Officers as a Group (3 persons)                   38 %


*Less than one percent.

CHANGES IN CONTROL

To the best of the knowledge and belief of the Company, there are no arrangements, understandings, or other agreements relative to the disposition of the Company's securities, the operation of which would, at a subsequent date, result in a change in control of the Company.

ITEM  13.  CERTAIN  RELATIONSHIPS   AND   RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

At September 30, 2005, related party payables represent $267,955 due to a Director and shareholder of the Company.

At September 30, 2006, related party payables represent $1,672,456, $845,158 due to Vince Vellardita and $827,298 due to Richard Shintaku.

At September 30, 2007, related party payables represent $1,950,288, $812,491 due to Vince Vellardita and $1,127,797 due to Richard Shintaku and $10,000 due to Frank O Donnell.

We believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Moore and Associates, Certified Public Accountants for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2007 and 2006 the review of the financial statements included in the Company's Forms 10-Q, totaled $25,000and $25,000 as follows:


                       2006        2007
                     --------    -------
Audit fees           $ 13,000    $13,000
Quarterly reviews    $ 12,000    $12,000
		     --------	 -------
Total                $ 25,000    $25,000



                                    PART IV



ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Ex. 3.1 Articles of Incorporation (Incorporated by reference to the Company's Form 10SB filed with the Securities and Exchange Commission, File # 000-28416)

Ex. 3.2 Bylaws (Incorporated by reference to the Company's Form 10SB filed with the Securities and Exchange Commission, File # 000-28416)

Ex. 3.3 Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company's Schedule Def 14A filed with the Securities and Exchange Commission on October 20, 2006).

Ex. 10.1 Production Facility Agreement dated February 2, 2007, between Valcom Burbank Studios and Twelve Yard Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2007).

Ex 10.2 Production Facility Agreement dated May 8, 2007, between Valcom Burbank Studios and Lock and Key Productions (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2007).

Ex. 16.1 Letter from former accountant, Armando C. Ibarra, C.P.A., dated February 12, 2007 (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16,
2007).

Ex. 31.1 Certifications Pursuant to Section 906  of  the  Sarbanes-Oxley Act of
2002

Ex.  32.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley  Act  of
2002

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2008

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


SIGNATURE                          TITLE                         DATE
---------                          -----                         -----

By:  /s/ Vince  Vellardita    Chief Executive Officer,     October 15, 2008
    --------------------      Chairman  of  the  Board
    Vince  Vellardita

By:  /s/ Richard Shintaku     Director                 	   October 15, 2008
     --------------------
     Richard  Shintaku

By:  /s/ Frank O Donnell      Director                     October 15, 2008
     -------------------
     Frank O Donnell