Form 10QSB
period 2007-12-31
VALCOM, INC
filed 2008-10-16
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549


                                   FORM 10-Q
				   ----------
                                   (Mark one)



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2007

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

YES [X] NO [ ]

As of October 14, 2008 the issuer had 22,776,099 shares of its $0.001 par value common stock outstanding.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In  the  opinion  of   management,   the  accompanying  consolidated  financial
statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the three months ended December 31, 2007. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended December 31, 2007, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2007. Refer to the Company's Annual Report on Form 10- K for the year ended September 30, 2007 for further information.



                                  VALCOM, INC.

                                   FORM 10-Q

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements						   2
Item 2.  Management's Discussion and Analysis or Plan of Operation	   9
Item 3.  Quantitative and Qualitative Market Risk			   12
Item 4.  Controls and Procedures					   12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings						   13
Item 1A. Risk Factors							   16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	   16
Item 3.  Defaults Upon Senior Securities				   16
Item 4.  Submission of Matters to a Vote of Security Holders		   16
Item 5.  Other Information						   16
Item 6.  Exhibits							   16
SIGNATURES								   17



                                    PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
VALCOM, INC.


We have reviewed the accompanying balance sheet of ValCom, Inc. as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended December 31, 2007 and December 31, 2006. These interim financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of ValCom, Inc. as of September 30, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 8, 2008, we expressed an unqualified opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.


/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
October 14, 2008



2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
(702) 253-7499 FAX: (702)253-7501


VALCOM, INC.
Balance Sheets

ASSETS

							 December 31,	 September 30,
							     2007	      2007
							-------------	-------------
							 (unaudited)
CURRENT ASSETS

   Cash							$	1,888	$	5,926
   Accounts receivable, net			 	      114,067 	      173,328
							-------------	-------------
	Total Current Assets		 		      115,955 	      179,254
							-------------	-------------
FIXED ASSETS, net				 	       95,025 	      101,360
							-------------	-------------
OTHER ASSETS

   Deposits			 			      128,350 	      158,853
   Other assets			 			    1,000,000 	    1,000,000
							-------------	-------------
	Total Other Assets				    1,128,350 	    1,158,853
							-------------	-------------
	TOTAL ASSETS					$   1,339,330 	$   1,439,467
							=============	=============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses		$     965,646 	$     906,974
   Accrued interest payable			 	      179,068 	      163,790
   Due to related parties			 	    1,965,288 	    1,950,288
   Notes payable			 		      691,153 	      641,153
							-------------	-------------
	Total Current Liabilities		 	    3,801,155 	    3,662,20
							-------------	-------------
LONG-TERM LIABILITIES

   Notes payable			 			    - 		    -
							-------------	-------------
	Total Long-Term Liabilities				    - 		    -
							-------------	-------------
	TOTAL LIABILITIES		 		    3,801,155 	    3,662,205
							-------------	-------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Series B Preferred stock, 1,000,000 shares
	authorized at par value	of $0.001,
	38,000 shares issued and outstanding			   38 		   38
	Series C Preferred stock, 25,000,000
	shares authorized at par value of $0.001,
	7,921,666 shares issued and outstanding		        7,921 		7,921
   Common stock, 250,000,000 shares authorized at
	par value of $0.001, 13,976,099 and
	10,376,099 shares issued and outstanding,
	respectively			 		       13,976 	       10,376
   Treasury stock, 35,000 shares			      (23,522)	      (23,522)
   Additional paid-in capital				   15,258,139 	   15,081,739
   Accumulated deficit			 		  (17,718,377)	  (17,299,290)
							-------------	-------------
	Total Stockholders' Equity (Deficit)		   (2,461,825)	   (2,222,738)
							-------------	-------------
	TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY (DEFICIT)				$   1,339,330 	$   1,439,467
							=============	=============

The accompanying notes are an integral part of these financial statements.






VALCOM, INC.
Statements of Operations
(unaudited)

			 		       For the Three Months Ended
						      December 31,
					---------------------------------------
					      2007		      2006
					---------------		---------------
REVENUES			 	$	267,636		$	188,645
COST OF GOODS SOLD				      - 		      -
					---------------		---------------
GROSS MARGIN				 	267,636 		188,645

OPERATING EXPENSES

   Advertising and marketing			    541 		  5,852
   Depreciation expense			 	  6,335 		  6,335
   General and administrative			664,569 		487,991
					---------------		---------------
	Total Operating Expenses		671,445 		500,178
					---------------		---------------
LOSS FROM OPERATIONS			       (403,809)	       (311,533)
					---------------		---------------
OTHER INCOME (EXPENSE)

   Gain (loss) on sale of equipment		      - 		      -
   Interest expense				(15,278)		(65,830)
   Other income			 		      - 		      -
					---------------		---------------
TOTAL OTHER INCOME (EXPENSE)			(15,278)		(65,830)
					---------------		---------------
LOSS BEFORE INCOME TAXES		       (419,087)	       (377,363)
INCOME TAX EXPENSE				      - 		      -
					---------------		---------------
NET LOSS				$      (419,087)	$      (377,363)
					===============		===============
BASIC LOSS PER SHARE			$	  (0.03)	$	  (0.09)
					===============		===============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING			     12,176,099 	      4,276,557
					===============		===============


The accompanying notes are a integral part of these financials statements.





VALCOM, INC.
Statements of Stockholders' Equity (Deficit)
(unaudited)


				 Series B Preferred Stock	Series C Preferred Stock	Common Stock
				 ------------------------	------------------------	----------------------
				 Shares	    	   Amount	Shares	       	  Amount	Shares	        Amount
				 ------		   ------	----------	 -------	----------     -------
Balance, September 30, 2005	 38,000	  	   $   38	 9,267,416   	 $ 9,267	 4,265,603     $ 4,266

Common stock issued for
  cash				      - 		- 		 - 	       - 	   770,725 	   771

Common stock issued for
  services	 		      - 		- 		 - 	       - 	 2,561,283 	 2,561

Common stock issued for
  debt	 			      - 		- 		 - 	       - 	 2,711,200 	 2,711

Preferred stock conversion	      - 		-       (1,345,750)	  (1,346)	    67,288 	    67

Net loss for the year
  ended September 30, 2007	      - 		- 		 - 	       - 		 - 	     -
				 ------		   ------	----------	 -------	----------     -------
Balance, September 30, 2007	 38,000 	       38 	 7,921,666 	   7,921        10,376,099 	10,376

Common stock issued for
  services	 		      - 		- 		 - 	       - 	 3,600,000 	 3,600

Net loss for the three months
  ended December 31, 2007	      - 		- 		 - 	       - 		 - 	     -
				 ------		   ------	----------	 -------	----------     -------
Balance, December 31, 2007	 38,000 	   $   38 	 7,921,666 	 $ 7,921        13,976,099     $13,976
				 ======		   ======	==========	 =======	==========     =======



The accompanying notes are a integral part of these financials statements.








VALCOM, INC.
Statements of Stockholders' Equity (Deficit)
(unaudited)
(Continued)


												Total
	 						Additional				Stockholders'
					Treasury	Paid-In		Accumulated		Equity
					Stock		Capital		Deficit			(Deficit)
					---------	------------	-------------		------------
Balance, September 30, 2005	 	$ (23,522)	$ 14,097,995 	$ (15,293,188)		$ (1,205,144)

Common stock issued for
  cash		 				- 	     130,715 		    - 		     131,486

Common stock issued for
  services		 			- 	     185,447 		    - 		     188,008

Common stock issued for
  debt		 				- 	     666,303 		    - 		     669,014

Preferred stock conversion		 	- 	       1,279 		    - 			   -

Net loss for the year
  ended September 30, 2007		 	- 		   - 	   (2,006,102)		  (2,006,102)
					---------	------------	-------------		------------
Balance, September 30, 2007		  (23,522)	  15,081,739 	  (17,299,290)		  (2,222,738)

Common stock issued for
  services		 			- 	     176,400 		    - 		     180,000

Net loss for the three months
  ended December 31, 2007			- 		   - 	     (419,087)		    (419,087)
					---------	------------	-------------		------------
Balance, December 31, 2007	 	$ (23,522)	$ 15,258,139 	$ (17,718,377)		$ (2,461,825)
					=========	============	=============		============

The accompanying notes are a integral part of these financials statements.








VALCOM, INC.
Statements of Cash Flows
(unaudited)
				 			        For the Three Months Ended
									December 31,
								--------------------------
								    2007	    2006
								---------	----------
OPERATING ACTIVITIES

   Net loss							$(419,087)	$ (377,363)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
	Depreciation expense			 		    6,335 	     6,335
	Common stock issued for services			  180,000 	    10,000
	Impairment of asset			 			- 		 -
   Changes in operating assets and liabilities
	(Increase) decrease in accounts receivable		   59,261 	   119,278
	(Increase) decrease in prepaid expenses			   30,503 	     1,208
	Increase (decrease) in accrued interest payable		   15,278 	    65,830
	Increase (decrease) in accounts payable			   58,672 	    49,515
	Increase (decrease) in deferred income			 	- 		 -
								---------	----------
	Net Cash Used in Operating Activities			  (69,038)	  (125,197)
								---------	----------
INVESTING ACTIVITIES

   Proceeds from sale of equipment				 	- 		 -
   Purchase of property and equipment				 	- 		 -
								---------	----------
	Net Cash Used in Investing Activities			 	- 		 -
								---------	----------
FINANCING ACTIVITIES

   Proceeds from preferred and common stock				- 	    38,203
   Proceeds from note payable 				 	   65,000 	    85,000
   Repayment of notes payable				 		- 		 -
								---------	----------
	Net Cash Provided by Financing Activities		   65,000 	   123,203
								---------	----------
	NET DECREASE IN CASH		   	 		   (4,038)	    (1,994)

	CASH AT BEGINNING OF YEAR		   	 	    5,926 	    71,612
								---------	----------
	CASH AT END OF YEAR					$   1,888 	$   69,618
								=========	==========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:
	Interest						$	- 	$ 	 -
	Income Taxes						$	- 	$ 	 -

   NON CASH FINANCING ACTIVITIES:
	Common stock issued for debt				$	- 	$   15,000


The accompanying notes are an integral part of these financial statements.





                                 VALCOM, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements






NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full years.

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

OVERVIEW

PLAN OF OPERATION

As of December 31, 2007, ValCom, Inc. operations were comprised of five divisions.

1. Studio Division

2. Rental Division

3. Broadcast Television

4. Film and Television Production

5. Live Theater



1. STUDIO RENTAL-

ValCom's revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol and BET . ValCom's Studio Division is composed of its studio at 2525 North Naomi Street, Burbank, California 91504 which is leased. Corporate offices are located at the Burbank Studios which houses a state-of-the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production.

2. RENTAL DIVISION

As part of the rental of sound stages and production facilities, Valcom rents productions equipment including cameras, lighting and grip packages both for productions using its studio facilities and for location shoots.

3. BROADCAST TELEVISION

Through our joint venture with New Global Communications, Inc., ValCom owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.

4. FILM AND TELEVISION PRODUCTION

In addition to producing our own television and motion picture programing, ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. It's television series, "A.J.'s Time Travelers', a 40 episode x one hour episode TV series was licensed to Porchlight International for world-wide distribution in November 2007 and will be launched at NAPTE in Las Vegas and MIPTV in France, the major television markets for program sales in 2008.

5. LIVE THEATER

In 2006 ValCom, Inc. launched its Live Theatre Division. The first venture will undertaken `Headlights and Tailpipes' opened at the Stardust Hotel and Casino, Las Vegas in April 2006 and ran until July 2006. The company is did not produce any further Live Theatre projects in the period to December 2007.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 VS. DECEMBER 31, 2006

Revenues for the three months December 31, 2007 increased by $78,991 or42 % from $188,645 for the three months ended December 31, 2006 to $267,636 for the same period in 2007. The increase in revenue was principally due to studio rentals.

Production costs for the three months ended December 31, 2007 were unchanged from $0 for the three months ended December 31, 2006 to $0 for the same period in 2007.

Depreciation and amortization expense for the three months ended December 31, 2007 were unchanged from $6,335 for the three months ended December 31, 2006 to $6,335 for the same period in 2007.

General and administrative expenses for the three months ended December 31, 2007 increased by $176,578 or36 % from $487,991 for the three months ended December 31, 2006 to $664,569 for the same period in 2007. The increase was due principally to professional fees.

Interest expense for the three months ended December 31, 2007 decreased by $50,552 or77 % from $65,830 for the three months ended December 31, 2006 to $15,278 for the same period in 2007. The increase was due principally to debt converted to equity in 2007.

Due to the factors described above, the Company's net loss increased by $41,724 from $377,363 for the three months ended December 31, 2006 to $419,087 for the same period in 2007.

FUTURE OUTLOOK

The WGA Writers Strike has created a major level of uncertainty in film and TV production sector and this will have an adverse effect on those, like Valcom, who generate their major revenues from supplying studio and production services and there is a lack of commitment to studio and equipment rental projects for 2008 until the outcome and length of the writers strike becomes clear..

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $419,087 and a negative cash flow from operations of $69,038 for the three months ended December 31, 2007, a working capital deficiency of $3,685,200 and an accumulated deficit of $17,718,377 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $1,888 on December 31, 2007 compared to $69,618 as at December 31, 2006. During the three months ended December 31, 2007, net cash used by operating activities totaled $69,038 compared to net cash used by operating activities of $125,197 for the comparable three - month period in 2006. Net cash provided by financing activities for the three months ended December 30, 2007 totaled $65,000 compared to $123,203 for the comparable three-month period in 2006.

The above cash flow activities yielded a net cash decrease of $4,038 during the three months ended December 31, 2007 compared to a decrease of $1,994 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a $3,685,200 as of December 31, 2007. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2007. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended December 31, 2007. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION


ITEM 6 - EXHIBITS.

(A) Exhibits

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

The Company incorporates by reference all exhibits to its Form 10-K for the year ending September 30, 2007.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 16, 2008

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


SIGNATURE                       TITLE                        DATE
--------------------------      ------------------------     ------------------

By:  /s/ Vince  Vellardita      Chief Executive Officer,     October 16, 2008
    ----------------------      Chairman  of  the  Board
    Vince  Vellardita

By: /s/ Richard Shintaku        Director                     October 16, 2008
    --------------------
    Richard  Shintaku

By: /s/ Frank O Donnell         Director                     October 16, 2008
    -------------------
    Frank O Donnell