Form 10-Q
period 2008-03-31
VALCOM, INC
filed 2008-10-20
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549


                                   FORM 10-Q
				   ----------
                                   (Mark one)



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

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

YES [X] NO [ ]

As of October 16th, 2008 the issuer had 22,774,369 shares of its $0.001 par value common stock outstanding.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of March 31, 2008 and the results of their operations and their cash flows for the three months ended March 31, 2008. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended March 31, 2007, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2007. Refer to the Company's Annual Report on Form 10- K for the year ended September 30, 2007 for further information.

                                 VALCOM, INC.

                                   FORM 10-Q


                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements						2
Item 2.  Management's Discussion and Analysis or Plan of Operation	9
Item 3.  Quantitative and Qualitative Market Risk			12
Item 4.  Controls and Procedures					12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings						13
Item 1A. Risk Factors							15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.  Defaults Upon Senior Securities				15
Item 4.  Submission of Matters to a Vote of Security Holders		15
Item 5.  Other Information						15
Item 6.  Exhibits

SIGNATURES								16



                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
VALCOM, INC.


We have reviewed the accompanying consolidated balance sheet of ValCom, Inc. as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three-month and nine-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
October 17, 2008



2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
(702) 253-7499 FAX: (702)253-7501

                                                      VALCOM, INC.
                                                     Balance Sheets
                                                         ASSETS

                                                                                   March 31,    September 30,
                                                                                     2008           2007
										-------------- --------------
                                                                                  (unaudited)
CURRENT ASSETS

  Cash                                                                          $      213,728 $        5,926
  Accounts receivable, net                                                              54,604        173,328
  Prepaid expense                                                                       31,683              -
										-------------- --------------
	Total Current Assets           						       300,015        179,254
										-------------- --------------
FIXED ASSETS, net                                                                       88,690        101,360
										-------------- --------------
OTHER ASSETS
  Deposits                                                                             160,850        158,853
  Other assets                                                                       1,000,000      1,000,000
										-------------- --------------
	Total Other Assets          						     1,160,850      1,158,853
										-------------- --------------
	TOTAL ASSETS            						$    1,549,555 $    1,439,467
										============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable and accrued expenses                                         $      833,359 $      906,974
  Accrued interest payable                                                             194,346        163,790
  Deferred income                                                                      265,000              -
  Due to related parties                                                             1,968,388      1,950,288
  Notes payable                                                                        691,153        641,153
										-------------- --------------
	Total Current Liabilities               				     3,952,246      3,662,205
										-------------- --------------
LONG-TERM LIABILITIES
  Notes payable                                                                              -              -

	Total Long-Term Liabilities						             -              -
										-------------- --------------
	TOTAL LIABILITIES            						     3,952,246      3,662,205
										-------------- --------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Series B Preferred stock, 1,000,000 shares authorized
    at par value of $0.001, 38,000 shares issued and
    outstanding                                        					    38             38
  Series C Preferred stock, 25,000,000 shares authorized
    at par value of $0.001, 7,921,666 shares issued and
    outstanding                                  					 7,921          7,921
  Common stock, 250,000,000 shares authorized at par
    value of $0.001, 13,976,099 and  10,376,099 shares
    issued and outstanding, respectively                                                13,976         10,376
  Treasury stock, 35,000 shares                                                        (23,522)       (23,522)
  Additional paid-in capital                                                        15,258,139     15,081,739
  Accumulated deficit
                                                                                   (17,659,243)   (17,299,290)
										-------------- --------------
Total Stockholders'        							    (2,402,691)    (2,222,738)
Equity (Deficit)
										-------------- --------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)      						$    1,549,555 $    1,439,467
										============== ==============


The accompanying notes are an integral part of these financial statements.




                                                           VALCOM, INC.
                                                     Statements of Operations
                                                           (unaudited)




                                                              For the Three Months Ended    For the Six Months Ended
                                                                      March 31,                      March 31,
							    ---------------------------- ----------------------------
                                                                2008            2007         2008            2007
							    ------------    ------------ ------------	 ------------
REVENUES                                                    $    381,321    $    722,860 $    648,957    $    911,505
COST OF GOODS SOLD                                                 1,223               -        1,223               -
							    ------------    ------------ ------------	 ------------
GROSS MARGIN                                                     380,098         722,860      647,734         911,505

OPERATING EXPENSES

 Advertising and marketing                              	     772             887        1,313           6,739
 Depreciation expense                        			   6,335           6,335       12,670          12,670
 General and administrative                              	 298,579       1,310,400      963,148       1,798,391
							    ------------    ------------ ------------	 ------------
Total Operating Expenses               				 305,686       1,317,622      977,131       1,817,800
							    ------------    ------------ ------------	 ------------
LOSS FROM OPERATIONS                                              74,412        (594,762)    (329,397)       (906,295)
							    ------------    ------------ ------------	 ------------
OTHER INCOME (EXPENSE)

 Gain (loss) on sale of equipment                         	       -               -            -               -
 Interest expense                         			 (15,278)        (14,548)     (30,556)        (80,378)
 Other income                                    		       -             225            -             225
							    ------------    ------------ ------------	 ------------
TOTAL OTHER INCOME (EXPENSE)                                     (15,278)        (14,323)     (30,556)        (80,153)
							    ------------    ------------ ------------	 ------------

INCOME (LOSS) BEFORE                                              59,134       (609,085)    (359,953)       (986,448)
INCOME TAXES
INCOME TAX EXPENSE                                                     -               -            -               -
							    ------------    ------------ ------------	 ------------
NET INCOME (LOSS)                                           $     59,134    $   (609,085)$  (359,953)    $   (986,448)
							    ============    ============ ============	 ============
BASIC INCOME (LOSS) PER SHARE                               $       0.00    $      (0.14)$     (0.03)    $      (0.23)
							    ============    ============ ============	 ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                       13,976,099       4,319,417   12,776,099       4,308,781
							    ============    ============ ============	 ============



The accompanying notes are a integral part of these financials statements.


                                                          VALCOM, INC.
                                          Statements of Stockholders' Equity (Deficit)
                                                          (unaudited)





				 Series B Preferred Stock	Series C Preferred Stock	Common Stock
				 ------------------------	------------------------	----------------------
				 Shares	    	   Amount	Shares	       	  Amount	Shares	        Amount
				 ------		   ------	----------	 -------	----------     -------

Balance, September 30, 2005	 38,000 	   $   38 	 9,267,416 	 $ 9,267 	 4,265,603     $ 4,266

Common stock issued for
  cash	 			      - 		- 		 - 	       - 	   770,725 	   771

Common stock issued for
  services	 		      - 		- 		 - 	       - 	 2,561,283 	 2,561

Common stock issued for
  debt	 			      - 		- 		 - 	       - 	 2,711,200 	 2,711

Preferred stock conversion	      - 		- 	(1,345,750)	  (1,346)	    67,288 	    67

Net loss for the year
  ended September 30, 2007	      - 		- 		 - 	       - 		 - 	     -
				 ------		   ------	----------	 -------	----------     -------
Balance, September 30, 2007	 38,000 	       38 	 7,921,666 	   7,921 	10,376,099 	10,376

Common stock issued for
  services	 		      - 		- 		 - 	       - 	 3,600,000 	 3,600

Net loss for the six months
  ended March 31, 2008	 	      - 		- 		 - 	       - 		 - 	     -
				 ------		   ------	----------	 -------	----------     -------
Balance, March 31, 2008	 	 38,000 	   $   38 	 7,921,666 	 $ 7,921 	13,976,099     $13,976
				 ======		   ======	==========	 =======	==========     =======



The accompanying notes are an integral part of these financial statements.



                                                                  VALCOM, INC.
                                                  Statements of Stockholders' Equity (Deficit)
                                                                   (unaudited)
								   (Continued)



												Total
	 						Additional				Stockholders'
					Treasury	Paid-In		Accumulated		Equity
					Stock		Capital		Deficit			(Deficit)
					---------	------------	-------------		------------

Balance, September 30, 2005	 	$ (23,522)	$ 14,097,995 	$ (15,293,188)		$ (1,205,144)

Common stock issued for
  cash		 				- 	     130,715 		    - 		     131,486

Common stock issued for
  services		 			- 	     185,447 		    - 		     188,008

Common stock issued for
  debt		 				- 	     666,303 		    - 		     669,014

Preferred stock conversion		 	- 	       1,279 		    - 			   -

Net loss for the year
  ended September 30, 2007		 	- 		   - 	   (2,006,102)		  (2,006,102)
					---------	------------	-------------		------------
Balance, September 30, 2007		  (23,522)	  15,081,739 	  (17,299,290)		  (2,222,738)

Common stock issued for
  services		 			- 	     176,400 		    - 		     180,000

Net loss for the six months
  ended March 31, 2008		 		- 		   - 	     (359,953)		    (359,953)
					---------	------------	-------------		------------
Balance, March 31, 2008			$ (23,522)	$ 15,258,139 	$ (17,659,243)		$ (2,402,691)
					=========	============	=============		============



The accompanying notes are an integral part of these financial statements.



		                       VALCOM, INC.
                                 Statements of Cash Flows
                                       (unaudited)


                                                                               For the Six Months Ended
                                                                                       March 31,
									      -------------------------
                                                                                  2008           2007
									      ----------     ----------
OPERATING ACTIVITES

   Net loss                                                                   $ (359,953)    $ (986,448)
   Adjustments to reconcile net loss
     to net cash used by operating
     activities:
       Depreciation expense                        				  12,670         12,670
       Common stock issued for services            				 180,000         69,787
       Impairment of asset                               			       -              -
    Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable      				 118,724        (64,354)
       (Increase) decrease in prepaid expenses    				 (33,680)         1,258
       Increase (decrease) in accrued interest payable   			  30,556         80,379
       Increase (decrease) in accounts payable    				 (73,615)       561,508
       Increase (decrease) in deferred income      				 265,000              -
									      ----------     ----------
  Net Cash Used in Operating Activities       					 139,702       (325,200)
									      ----------     ----------
INVESTING ACTIVITIES

    Proceeds from sale of equipment                                                    -              -
    Purchase of property and equipment                                                 -              -
									      ----------     ----------
  Net Cash Used in Investing Activities             				       -              -
									      ----------     ----------
FINANCING ACTIVITIES

     Proceeds from preferred and common stock                                          -         66,486
     Proceeds from note payable                                                   68,100        225,000
     Repayment of notes payable                                                        -              -
									      ----------     ----------
  Net Cash Provided by Financing Activities             			  68,100        291,486
									      ----------     ----------
  NET DECREASE IN CASH                        					 207,802       (33,714)

  CASH AT BEGINNING OF YEAR                     				   5,926         71,612
									      ----------     ----------
  CASH AT END OF YEAR                     				      $  213,728     $   37,898
									      ==========     ==========
SUPPLEMENTAL DISCLOSURES OF

  CASH FLOW INFORMATION

  CASH PAID FOR:
      Interest                                				      $        -     $        -
      Income Taxes                            				      $        -     $        -

  NON CASH FINANCING ACTIVITIES:
      Common stock issued for debt            				      $        -     $  482,939

The accompanying notes are an integral part of these financial statements.


                                 VALCOM, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements



NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

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

OVERVIEW

The Company is a diversified entertainment company with the following operating activities:

As of March 31, 2008, ValCom, Inc. operations were comprised of five divisions.

1. Studio Division

2. Rental Division

3. Broadcast Television

4. Film and Television Production

5. Live Theater



1. STUDIO RENTAL

ValCom's revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol and BET. In January 2008, ValCom opened its Florida office at 2113A Gulf Blvd., Indian Rock Beach, Florida.

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

4. FILM AND TELEVISION PRODUCTION

In addition to producing our own television and motion picture programming, ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. It's television series, "A.J.'s Time Travelers', a 40 episode x one hour episode TV series was licensed to Porchlight International for world-wide distribution in November 2007.

5. LIVE THEATER

In 2006 ValCom, Inc. launched its Live Theatre Division. The first venture undertaken was `Headlights and Tailpipes' which opened at the Stardust Hotel and Casino, Las Vegas in April 2006 and ran until July 2006. The company is did not produce any further Live Theatre projects in the period to March 2008.


THREE MONTHS ENDED MARCH 31, 2008 VS. MARCH 31, 2007

Revenues for the three months March 31, 2008 decreased by $341,539 or47% from $722,860 for the three months ended March 31, 2007 to $381,321for the same period in 2008. The decrease in revenue was principally due to reduced studio rentals.

Production costs for the three months ended March 31, 2008 increased by $1,223from $0 for the three months ended March 31, 2007 to $1,223 for the same period in 2008. The increase in production costs was principally due to productions completed during 2008. Depreciation and amortization expense for the three months ended March 31, 2008 was constant at $6,335 compared to $6,335for the three months ended March 31, 2007.

General and administrative expenses for the three months ended March 31, 2008 decreased by $1,011,821or 77% from $1,310,400 in the three months ended March 31, 2008 to $298,579 for the same period in 2007. The decrease was due principally to reduced asset impairments in 2008.

Interest expense for the three months ended March 31, 2008 increased by $730 or 5% from $14,548 for the three months ended March 31, 2007 to $15,278for the same period in 2008.

SIX MONTHS ENDED MARCH 31, 2008 VS. MARCH 31, 2007

Revenues for the six months March 31, 2008 decreased by $262,548 or 29% from $911,505 for the six months ended March 31, 2007 to $648,957for the same period in 2008. The decrease in revenue was principally due to reduced studio rentals.

Production costs for the six months ended March 31, 2008 increased by $1,223 from $0 for the six months ended March 31, 2007 to $1,223 for the same period in 2008. The increase in production costs was principally due to productions completed during 2008.

Depreciation and amortization expense for the six months ended March 31, 2008 was constant at $12,670 compared to $12,670 for the six months ended March 31, 2007.

General and administrative expenses for the six months ended March 31, 2008 decreased by $835,243 or 46% from $1,798,391 for the six months ended March 31, 2007 to $963,148 for the same period in 2008. The decrease was due principally to reduced asset impairments during 2008.

Interest expense for the six months ended March 31, 2008 decreased by $49,822 or 62 % from $80,378 for the six months ended March 31, 2007 to $30,556 for the same period in 2008. The decrease was due principally to conversion of debt to equity.

Due to the factors described above, the Company's net loss decreased by $626,495 from $986,448 for the six months ended March 31, 2007 to $359,953 for the same period in 2008.

FUTURE OUTLOOK

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry.

The WGA Writers Strike had created a major level of uncertainty in film and TV production sector, especially in the Hollywood area and ValCom decided to close its facility there and is now planning to concentrate its studio rental business in Florida following the opening of a new office there and is seeking new business opportunities in the television and film production industry in the Florida area.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $359,953 and a positive cash flow from operations of $139,702 for the six months ended March 31, 2008, a working capital deficiency of $3,652,231and an accumulated deficit of $17,659,243 at March 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $213,728 on March 31, 2008 compared to $37,898 as at March 30, 2007. During the six months ended March 31, 2008, net cash used by operating activities totaled $139,702 compared to net cash used in operating activities of $325,200 for the comparable six-month period in 2007. A significant portion of operating activities included payments for interest and production development costs. Net cash provided by financing activities for the six months ended March 31, 2008 totaled $68,100 compared to $291,486 for the comparable six-month period in 2007.

The above cash flow activities yielded a net cash increase of $207,802 during the six months ended March 31, 2008 compared to a decrease of $33,714 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $3,652,231as of March 31, 2008. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended March 31, 2008. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

  On February 13, 2008, subsequent to the Debtor's status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of Valcom, Inc. and the judgment of Laurus Master Fund and Chicago Title for $562,127.30 as an obligation of the Debtor.
During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry

POW! ENTERTAINMENT:
On August 23, 2007 Debtor filed an Adversary action (AD07-01638-ER) against POW! Entertainment and Stan Lee individually alleging Rescission, Fraud, and Money Had and Received.
On September 24, 2007 POW! Entertainment and Stan Lee filed a Counter-complaint (AD07-01638-ER) against Valcom, Inc., Vince Vellardita, and Richard Shintaku alleging Fraud, Negligent Misrepresentation, Trademark Infringement, Common Law Trademark Infringement, Violation of Common Law Right to Publicity, Intentional Interference with Prospective Economic Advantage, Unfair Competition, Declaratory Relief, Breach of Contract and Restitution.
On or about October 18, 2007, the Status Conference in the Valcom v. POW! Entertainment et. Al. adversary action came on for hearing. The Court consolidated the Discovery Cut-off, Pre-Trial, and Trial Dates between the Complaint and the Counter-complaint and selected April 30, 2008 for Discovery Cut-Off, Pre-Trial for May 15, 2008 and Trial scheduled for the week of June 23, 2008. The Court also ordered all parties to mediation.
As of May 22, 2008 the parties to the Valcom v. POW! Entertainment et. Al. litigation have settled their dispute.
VALCOM, INC. V. JEFF KUTASH ET AL.,
Case number BC372527. This matter was stayed by Debtor filing Chapter 11, and subsequently Defendant Jeff Kutash filed Chapter 7 bankruptcy.

VALCOM, INC. V. TTL PRODUCTIONS, INC., TROY LINGER, CHRIS LENTO DBA BRENTWOOD MAGAZINE,

Case number SC094099. This matter involves breach of contract and fraud against the Defendants for $380,000. The matter was stayed by Debtor's filing of bankruptcy and ValCom is in discussion and expects to settle this matter by agreement to the company's satisfaction.

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

BONNIE NELSON

Ms. Bonnie Nelson, a former ValCom employee and Director filed suit against ValCom, Inc. The suit alleges a breach of oral agreement and employment contract. ValCom, Inc. terminated Ms. Nelson for cause in breach of her employment agreement. ValCom has reached agreement with Ms Nelson with regard to this matter

ITEM 1A. RISK FACTORS

Not applicable.

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

Dated: October 17, 2008

VALCOM, INC., a Delaware Corporation

By:/s/  Vince Vellardita
   ----------------------
   Vince  Vellardita
   Chief  Executive  Officer (Principal
   Executive Officer) and Chief Financial
   Officer (Principal Accounting and
   Financial Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                        DATE
--------------------------      ------------------------     ----------------

By:  /s/ Vince  Vellardita      Chief Executive Officer,     October 17, 2008
    ----------------------      Chairman  of  the  Board
    Vince  Vellardita

By: /s/ Richard Shintaku        Director                     October 17, 2008
    --------------------
    Richard  Shintaku

By: /s/ Frank O Donnell         Director                     October 17, 2008
    -------------------
    Frank O Donnell