Form 10-Q/A
period 2008-03-31
VALCOM, INC
filed 2008-10-21
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549


                                   FORM 10-Q/A
				   -----------
                                    (Mark one)



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

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
VALCOM, INC.


We have reviewed the accompanying balance sheet of ValCom, Inc. as of March 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month and six-month periods ended March 31, 2008 and March 31, 2007. These interim financial statements are the responsibility of the Corporation's management.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008. Based upon that evaluation, the
Company's CEO/CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 6 - EXHIBITS.

(A) Exhibits

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

The Company incorporates by reference all exhibits to its Form 10 for the year ending September 30, 2007.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 20, 2008

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


SIGNATURE                       TITLE                        DATE
--------------------------      ------------------------     ----------------

By:  /s/ Vince  Vellardita      Chief Executive Officer,     October 20, 2008
    ----------------------      Chairman  of  the  Board
    Vince  Vellardita

By: /s/ Richard Shintaku        Director                     October 20, 2008
    --------------------
    Richard  Shintaku

By: /s/ Frank O Donnell         Director                     October 20, 2008
    -------------------
    Frank O Donnell