Form 10-Q
period 2008-06-30
VALCOM, INC
filed 2008-10-22
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549


                                   FORM 10-Q
				   ----------
                                   (Mark one)



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of June 30, 2008 and the results of their operations and their cash flows for the nine months ended June 30, 2008. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the nine months ended June 30, 2008, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2007. Refer to the Company's Annual Report on Form 10- K for the year ended September 30, 2007 for further information.

                                 VALCOM, INC.

                                   FORM 10-Q


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements						  2
Item 2.  Management's Discussion and Analysis or Plan of Operation	  9
Item 3.  Quantitative and Qualitative Market Risk			  13
Item 4.  Controls and Procedures					  13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings						  14
Item 1A. Risk Factors							  16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	  16
Item 3.  Defaults Upon Senior Securities				  16
Item 4.  Submission of Matters to a Vote of Security Holders		  16
Item 5.  Other Information						  16
Item 6.  Exhibits							  16

SIGNATURES								  17



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


/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
October 21, 2008



2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
(702) 253-7499 FAX: (702)253-7501

                                                           VALCOM, INC.
                                                          Balance Sheets
                                                              ASSETS

                                                                                     June 30,    September 30,
                                                                                       2008           2007
                                                                                   (unaudited)
										 -------------- --------------
CURRENT ASSETS

   Cash                                                                          $      122,773 $        5,926
   Accounts receivable, net                                                              72,855        173,328
   Prepaid expense                                                                       57,159              -
										 -------------- --------------
      Total Current Assets          							252,787        179,254
										 -------------- --------------
FIXED ASSETS, net                                                                        82,355        101,360
										 -------------- --------------
OTHER ASSETS
   Deposits                                                                             216,682        158,853
   Other assets                                                                       1,000,000      1,000,000
										 -------------- --------------
      Total Other Assets           						      1,216,682      1,158,853
										 -------------- --------------
      TOTAL ASSETS            							 $    1,551,824 $    1,439,467
										 ============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT
LIABILITIES

   Accounts payable and accrued expenses                                         $      829,258 $      906,974
   Accrued interest payable                                                             209,624        163,790
   Deferred income                                                                      265,000              -
   Due to related parties                                                             1,968,388      1,950,288
   Notes payable                                                                        691,153        641,153
										 -------------- --------------
      Total Current Liabilities                					      3,963,423      3,662,205
										 -------------- --------------
LONG-TERM LIABILITIES
   Notes payable                                                                              -              -
										 -------------- --------------
      Total Long-Term Liabilities                     					      -              -
										 -------------- --------------
      TOTAL LIABILITIES            						      3,963,423      3,662,205
										 -------------- --------------
STOCKHOLDERS'
EQUITY (DEFICIT)

   Series B Preferred stock, 1,000,000 shares
     authorized at par value of $0.001, 38,000
     shares issued and outstanding                                       		     38             38
   Series C Preferred stock, 25,000,000 shares
     authorized at par value of $0.001, 7,921,666
     shares issued and outstanding                                  			  7,921          7,921
   Common stock, 250,000,000 shares authorized at
     par value of $0.001, 16,181,099 and
     10,376,099 shares issued and outstanding,
     respectively                                               			 16,181         10,376
   Treasury stock, 35,000 shares                                                        (23,522)       (23,522)
   Additional paid-in capital                                                        15,388,234     15,081,739
   Accumulated deficit								    (17,800,451)   (17,299,290)
										 -------------- --------------
      Total Stockholders' Equity (Deficit)        				     (2,411,599)    (2,222,738)
										 -------------- --------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)      							 $    1,551,824 $    1,439,467
										 ============== ==============


                            The accompanying notes are an integral part of these financial statements.



                                                           VALCOM, INC.
                                                     Statements of Operations
                                                            (unaudited)




                                                              For the Three Months Ended    For the Nine Months Ended
                                                                       June 30,                     June 30,
                                                                2008            2007         2008             2007
							    ------------    ------------ ------------	 -------------

REVENUES                                                    $    190,961    $    487,376 $    839,918    $   1,398,881
COST OF GOODS SOLD                                                   230          42,950        1,453           42,950
							    ------------    ------------ ------------	 -------------
GROSS MARGIN                                                     190,731         444,426      838,465        1,355,931

OPERATING EXPENSES

Advertising and marketing                              		     906             210        2,219            6,949
Depreciation expense                        			   6,335           6,335       19,005           19,005
General and administrative                              	 309,420       1,050,280    1,272,568        2,848,671
							    ------------    ------------ ------------	 -------------
   Total Operating Expenses              			 316,661       1,056,825    1,293,792        2,874,625
							    ------------    ------------ ------------	 -------------
LOSS FROM OPERATIONS                                            (125,930)       (612,399)    (455,327)	    (1,518,694)
							    ------------    ------------ ------------	 -------------
OTHER INCOME (EXPENSE)

Gain (loss) on sale of equipment                          	       -               -            -                -
Interest expense                         			 (15,278)        (17,982)     (45,834)         (98,360)
Other income                                    		       -              27            -              252
							    ------------    ------------ ------------	 -------------
TOTAL OTHER INCOME (EXPENSE)                                     (15,278)        (17,955)     (45,834)         (98,108)
							    ------------    ------------ ------------	 -------------
INCOME (LOSS) BEFORE INCOME TAXES                               (141,208)       (630,354)    (501,161)	    (1,616,802)
INCOME TAX EXPENSE                                                     -               -            -                -
							    ------------    ------------ ------------	 -------------
NET INCOME (LOSS)                                           $   (141,208)   $   (630,354)$   (501,161)   $  (1,616,802)
							    ============    ============ ============    =============

BASIC INCOME (LOSS) PER SHARE                               $      (0.01)   $      (0.14)$      (0.04)   $       (0.37)
							    ============    ============ ============    =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                       15,078,599       4,457,518   13,627,349        4,367,037
							    ============    ============ ============    =============



                            The accompanying notes are a integral part of these financials statements.


                                                                  VALCOM, INC.
                                                  Statements of Stockholders' Equity (Deficit)
                                                                   (unaudited)






					Series B Preferred Stock	Series C Preferred Stock	Common Stock
					Shares		  Amount	Shares		  Amount	Shares		Amount
					------		  ------	---------	  ------	----------     -------

Balance, September 30, 2005	 	38,000 		  $   38 	9,267,416 	  $9,267 	 4,265,603     $ 4,266

Common stock issued for
  cash	 				     - 		       - 		- 	       - 	   770,725 	   771

Common stock issued for
  services	 			     - 		       - 		- 	       - 	 2,561,283 	 2,561

Common stock issued for
  debt	 				     - 		       - 		- 	       - 	 2,711,200 	 2,711

Preferred stock conversion	 	     - 		       -       (1,345,750)	  (1,346)	    67,288 	    67

Net loss for the year
  ended September 30, 2007	 	     - 		       - 		- 	       - 		 - 	     -
					------		  ------	---------	  ------	----------     -------
Balance, September 30, 2007	 	38,000 		      38	7,921,666 	   7,921        10,376,099 	10,376
					------		  ------	---------	  ------	----------     -------
Common stock issued for
  services	 			     - 		       - 		- 	       - 	 5,805,000 	 5,805

Net loss for the nine months
  ended June 30, 2008	 		     - 		       - 		- 	       - 		 - 	     -
					------		  ------	---------	  ------	----------     -------
Balance, June 30, 2008	 		38,000 		  $   38 	7,921,666 	  $7,921 	16,181,099     $16,181
					======		  ======	=========	  ======	==========     =======








                                   The accompanying notes are an integral part of these financial statements.


                                                                  VALCOM, INC.
                                                  Statements of Stockholders' Equity (Deficit)
                                                                   (unaudited)
								   (Continued)


													Total
	 						Additional					Stockholders'
					Treasury	Paid-In			Accumulated		Equity
					Stock		Capital			Deficit			(Deficit)
					---------	------------		------------		------------

Balance, September 30, 2005	 	$ (23,522)	$ 14,097,995 		$(15,293,188)		$ (1,205,144)

Common stock issued for
  cash		 				- 	     130,715 			   - 		     131,486

Common stock issued for
  services		 			- 	     185,447 			   - 		     188,008

Common stock issued for
  debt		 				- 	     666,303 			   - 		     669,014

Preferred stock conversion		 	- 	       1,279 			   - 			   -

Net loss for the year
  ended September 30, 2007		 	- 		   - 		  (2,006,102)		  (2,006,102)
					---------	------------		------------		------------

Balance, September 30, 2007		  (23,522)	  15,081,739 		 (17,299,290)		  (2,222,738)

Common stock issued for
  services		 			- 	     306,495 			   - 		     312,300

Net loss for the nine months
  ended June 30, 2008		 		- 		   - 		    (501,161)		    (501,161)
					---------	------------		------------		------------

Balance, June 30, 2008	 		$ (23,522)	$ 15,388,234 		$(17,800,451)		$ (2,411,599)
					=========	============		============		============




                                   The accompanying notes are an integral part of these financial statements.




                                                         VALCOM, INC.
                                                   Statements of Cash Flows
                                                          (unaudited)
                                                                          For the Nine Months Ended
                                                                                   June 30,
                                                                             2008            2007
									 ----------	------------
OPERATING ACTIVITIES

Net loss                                                                 $ (501,161)	$ (1,616,802)

Adjustments to reconcile net loss
  to net cash used by operating
  activities:
     Depreciation expense                        			     19,005           19,005
     Common stock issued for services           			    312,300          171,939
     Impairment of asset                              				  -                -
Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable            		    100,473          (87,513)
     (Increase) decrease in prepaid expenses                                  1,958         (114,988)
     Increase (decrease) in accrued interest payable             	     45,834           93,361
     Increase (decrease) in accounts payable          			    (77,716)         666,681
     Increase (decrease) in deferred income     			    265,000                -
									 ----------	------------
     Net Cash Used in Operating Activities       			     48,747         (751,371)
									 ----------	------------
INVESTING ACTIVITIES

     Proceeds from sale of equipment                                              -                -
     Purchase of property and equipment                                           -                -
									 ----------	------------
     Net Cash Used in Investing Activities            				  -                -
									 ----------	------------
FINANCING ACTIVITIES

     Proceeds from preferred and common stock                                     -          131,486
     Proceeds from note payable                                              68,100          604,505
     Repayment of notes payable                                                   -                -
									 ----------	------------
     Net Cash Provided by Financing Activities            		     68,100          735,991
									 ----------	------------
     NET DECREASE IN CASH                       			    116,847          (15,380)
     CASH AT BEGINNING OF YEAR                    			      5,926           71,612
									 ----------	------------
     CASH AT END OF YEAR                    				 $  122,773     $     56,232
									 ==========	============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

 CASH PAID FOR:
     Interest                               				 $        -     $          -
     Income Taxes                           				 $        -     $          -

NON CASH FINANCING ACTIVITIES:
     Common stock issued for debt           				 $        -     $    669,014

                          The accompanying notes are an integral part of these financial statements.


                                 VALCOM, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements






NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

OVERVIEW

The Company is a diversified entertainment company with the following operating activities:


As of June, 2008, ValCom, Inc. operations were comprised of five divisions.


1. Studio Division


2. Rental Division


3. Broadcast Television


4. Film and Television Production


5. Live Theater


1. STUDIO RENTAL


ValCom's revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol and BET. In January 2008, ValCom opened its Florida office at 2113A Gulf Blvd., Indian Rock Beach, Florida and is finalizing arrangements regarding studio facilities in Clearwater, Florida..

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


5. LIVE THEATER


In 2006 ValCom, Inc. launched its Live Theatre Division. The first venture undertaken was `Headlights and Tailpipes' which opened at the Stardust Hotel and Casino, Las Vegas in April 2006 and ran until July 2006. The company is did not produce any further Live Theatre projects in the period to June 2008.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008 VS. JUNE 30, 2007

Revenues for the three months June 30, 2008 decreased by $296,415 or 61% from $487,376 for the three months ended June 30, 2007 to $190,961for the same period in 2008. The decrease in revenue was principally due to a reduction in studio rentals.

Production costs for the three months ended June 30, 2008 decreased by $ 42,720from $42,950 for the three months ended June 30, 2007 to $230 for the same period in 2008. The decrease in production costs was principally due to reduction in studio rental activity.

Depreciation and amortization expense for the three months ended June 30, 2008 was unchanged at $6,335 for the three months ended June 30, 2007 for the same period in 2008.

General and administrative expenses for the three months ended June 30, 2008 decreased by $740,860 or 71 % from $1,050,280 for the three months ended June 30, 2007 to $ 309,420 for the same period in 2008. The decrease was due principally to less activity and careful control of costs. Interest expense for the three months ended June 30, 2008 decreased by $2,704 or 16 % from $17,982 for the three months ended June 30, 2007 to $15,278 for the same period in 2008.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2008 VS. JUNE 30, 2007

Revenues for the nine months June 30, 2008 decreased by $ 558,963 or 40% from $1,398,881 for the nine months ended June 30, 2007 to $839,918 for the same period in 2008. The decrease in revenue was principally due to a reduction in studio rentals..

Production costs for the nine months ended June 30, 2008 decreased by $41,497 from $42,950 for the nine months ended June 30,, 2007 to $1,453 for the same period in 2008. The decrease in production costs was principally due to reduced studio rental activity.

Depreciation and amortization expense for the nine months ended June 30, 2008 was unchanged at $19,005 for the nine months ended June 30, 2007 as same period in 2008.

General and administrative expenses for the nine months ended June 30, 2008 decreased by $1,576,103 or 56 % from $2,848,671 for the nine months ended June 30, 2007 to $1,272,568 for the same period in 2008. The decrease was due principally to reduced studio rental activity.

Interest expense for the nine months ended June 30, 2008 decreased by $52,274 or 53% from $98,360 for the nine months ended June 30, 2007 to $45,834for the same period in 2008. The decrease was due principally to the reduction of interest on notes payable.

Due to the factors described above, the Company's net loss decreased by $1,115,641 from $1,616,802 for the nine months ended June 30, 2007 to $501,161 for the same period in 2008.

FUTURE OUTLOOK

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $501,161and a cash flow from operations of $48,747for the nine months ended June 30, 2008, a working capital deficiency of $3,710,636 and an accumulated deficit of $17,800,451 at June 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $122,773 on June 30, 2008 compared to $ 56,232 as at June 30, 2007. During the nine months ended June 30, 2008, net cash used by operating activities totaled $ 48,747 compared to net cash used in operating activities of $ 751,371 for the comparable nine-month period in 2007. A significant portion of operating activities included payments for interest and production development costs. Net cash provided by financing activities for the nine months ended June 30, 2008 totaled $68,100compared to $735,991for the comparable nine-month period in 2007.

The above cash flow activities yielded a net cash increase of $116,847 during the nine months ended June 30, 2008 compared to a decrease of $15,380 during the comparable prior period in 2007.

Net working capital (current assets less current liabilities) was a negative $3,710,636 as of June 30, 2008. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2008. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended June 30, 2008. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

In July 2007, The Court conducted a de novo report of the case and determined that the Report should be accepted and adopted. On July 26th 2007, the Court scheduled a status conference and notice was sent to the Parties. Kurtz did not attend and as he had been without counsel for over a year and had not responded to the court's order to retained counsel and inasmuch as Valcom did not wish to proceed with the counterclaim, all claims and counterclaims asserted in this action were dismissed on 29th August 2007.


BONNIE NELSON


Ms. Bonnie Nelson, a former ValCom employee and Director filed suit against ValCom, Inc. The suit alleges a breach of oral agreement and employment contract. ValCom, Inc. terminated Ms. Nelson for cause in breach of her employment agreement. ValCom has reached agreement with Ms Nelson with regard to this matter




ITEM 1A. RISK FACTORS

N/A

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

Dated: October 21, 2008

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


SIGNATURE                       TITLE                        DATE
--------------------------      ------------------------     ----------------

By:  /s/ Vince  Vellardita      Chief Executive Officer,     October 21, 2008
    ----------------------      Chairman  of  the  Board
    Vince  Vellardita

By: /s/ Richard Shintaku        Director                     October 21, 2008
    ------------------
    Richard  Shintaku

By: /s/ Frank O Donnell         Director                     October 21, 2008
    -------------------
    Frank O Donnell