Form 10-K
period 2008-09-30
VALCOM, INC
filed 2009-01-13
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

VALCOM, INC.
 (Name of small business issuer specified in its charter)

Delaware	58-1700840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2113A Gulf Boulevard, Indian Rocks Beach, Florida 33785
 (Address of Principal executive offices) (Zip code)

(727) 953 - 9778
Issuer's telephone number

Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

COMMON STOCK $0.001 PAR VALUE
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ({section} 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. {square}

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐

Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Revenues for year ended September 30, 2008: $953,209

Number of shares of the registrant's common stock outstanding as of January 12, 2009 was 22,973,158

PART I

ITEM 1. DESCRIPTION OF BUSINESS

VALCOM, INC.'S CORPORATE STRUCTURE

As of September 30, 2008, ValCom, Inc. had five subsidiaries:

1.	Valencia Entertainment International, LLC;

2.	Half Day Video, Inc;

3.	ValCom Studios, Inc. (80% Equity Interest);

4.	New Zoo Revue LLC (50% Interest);

5.	ValCom Broadcasting, LLC (45% Equity Interest)

 Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

The Company is a diversified entertainment company with the following four divisions:

1. STUDIO RENTAL

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings. Revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol, BET Home Shopping Network and Sullivan Studios. ValCom's Studio Division is composed of its studio at 14375 Myerlake Circle, Clearwater, Florida which houses a state-of- the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production. In July 2008, ValCom entered into a letter of intent to acquire Chameleon Communications, a Florida based satellite and production support services company and which will form the focus of the production support and service operation in the future.  Corporate offices are located at 2113A Indian Rocks Beach, Florida.

ValCom, Inc. manages and operates the Tele-Production Center in Clearwater, Florida, an area having more Television Networks than any other city in the United States. This multi-million dollar state of the art facility in Clearwater, Florida, is a 33,000 square foot facility that sits on 5 ½ acres and is a favorite of all major film studios and television networks. It houses three sound stages, a Broadcast Center and is continuously booked. ValCom offers several flexible studio configuration options.  It offers digital control rooms and studios that are perfectly suited for music video productions, commercials, television programs, industrial and training productions, direct response, media and satellite tours, webcasting events and videoconferencing.

2. FILM PRODUCTION DIVISION

ValCom has  a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway) and the 40 episode TV series AJ’s Time Travelers. Valcom has been commissioned to produce pilots such as Truster for Fox, It also produces development pilots itself for pitching to networks such as the New York based sitcom Fuhgedabowit and Lets Do It Again featuring Frankie Avalon. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co-produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc.,a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes. The company did not proceed with the production of the new feature film or series but in 2004, it did complete a distribution agreement for the DVD with BCI Eclipse for 183 episodes of the New Zoo Revue library. Valcom has not realized significant revenues from animation to date.

In December 2008, Valcom signed a production and distribution agreement with XFC, the mixed martial arts promoter for the editing and world-wide distribution of 13 one hour shows featuring live events promoted by XFC. XFC events are currently attracting the largest audiences of any mixed martial arts events promoted in the US. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co-produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

3. LIVE THEATRE DIVISION

In 2006 Valcom produced a theater production called 'Headlights and Tailpipes' which was unveiled at the Las Vegas Stardust hotel and ran until July 2006. The company is did not produce any further Live Theatre projects in 2008

4. TV STATIONS AND BROADCASTING

Through our  joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.

On August 1, 2008, ValCom signed a letter of intent to acquire 100% of Faith TV LLC, a Christian TV network operating through 65 broadcast affiliates and through IPTV networks. On December 15, 2008, Valcom closed the agreement for the 100% purchase of Faith TV and has re-branded the network and launched it as “MyFamily TV”, a new family focused TV network with plans to add significantly more broadcast affiliates.

In addition to leasing its sound stages, ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. On November 6, 2007, Valencia Entertainment signed an agreement with Porchlight Distribution Inc. from Santa Monica Blvd., Los Angeles, for the worldwide distribution of all 40 episodes of A.J.’s Time Travelers.

EXPANSION PLANS

The Company continuously reviews industry developments and regulations for potential expansion opportunities. As a public company, the Company benefits from operating in highly regulated markets, which levels the competitive playing field.

The Company completed a reorganization plan during 2008 in the period which following from ValCom filing a voluntary chapter 11 bankruptcy petition on July 14, 2007 and when it obtained the status of Debtor in Possession. During August 2008, the Company emerged from bankruptcy.

The background to the bankruptcy was that Valcom had initiated suit against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus. Valcom appealed, contending that there were triable issues as to whether: (1) Valcom suffered damages; (2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3) Chicago Title breached its duties as the foreclosure trustee. Additionally, at the time that the trial court granted Summary Judgment against Valcom, the trial court awarded costs and attorney fees of $562,127.30, and Valcom argued in its appeal that Chicago Title was not entitled to attorney fees, and the attorney fees awarded to Laurus were excessive.

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

Valcom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, subsequent to the Debtor's status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of Valcom, Inc. Valcom has reasserted its claim against Laurus and Chicago Title for money damages based upon a foreclosure conducted by them. The case is set for trial on April 6, 2009.  No action or claim has been asserted against ValCom by these defendants.

During this time, Valcom completed a major re-organization of its operations and prepared a new business plan that will allow the Company to grow through acquisitions and internal growth. It is imperative that the Company continues to grow its operational revenues. The Company has invested in new corporate offices, new studio facilities and has assembled its management team and operational infrastructure.

In July 2008, ValCom entered into a letter of intent to acquire Chameleon Communications, a Florida based satellite and production support services company and which will form the focus of the production support and service operation in the future.

In August 2008, ValCom also signed a letter of intent to merge Valcom and America’s Auction Network, a major 24 hour live TV auction network broadcasting nationwide on Direct TV. Dish Network, Warner Cable and with live 24 hour web casts.

In August 2008, Valcom also signed a letter of intent to acquire Satcom Scientific Inc, a satellite engineering and services company based in Orlando Florida.

On August 1, 2008, ValCom signed a letter of intent to acquire 100% of Faith TV LLC, a Christian TV network operating through 65 broadcast affiliates and through IPTV networks. On December 15, 2008, Valcom closed the agreement for the 100% purchase of Faith TV and has rebranded the network and launched it as “MyFamily TV”, a new family focused TV network with plans to add significantly more broadcast affiliates.

In December 2008, Valcom signed a production and distribution agreement with XFC, the mixed martial arts promoter for the editing and world-wide distribution of 13 one hour shows featuring live events promoted by XFC.

THE COMPANY'S COMPETITIVE POSITION

The Company's operations are in competition with all aspects of the entertainment industry, locally, nationally and worldwide.

ValCom experiences competition from four market segments:

1) Traditional television

2) Interactive television, game shows and reality television drama

3) Movies for television and theatrical releases

4) Other entertainment/media companies

INTERACTIVE TECHNOLOGY

The Company has experience in the interactive communications and entertainment fields, which brings together elements of the TV and telecom industry. During the year, Valcom facilities produced major live interactive TV shows and reality TV based games shows including such shows as BET’s ‘Take the Cake’ which was broadcast live 5 night a week from the studios Burbank facility. It has created and broadcast interactive national and international television programs using state-of-the-art computer technology, satellite communications, and advanced telecommunications systems. The Company's management believes that it’s experience in developing and delivering interactive television programs,will enhances its ability to launch new entertainment and information programs based on comparable resources.

DEPENDENCE ON STUDIO FACILITIES

The Company emerged as one of the top studio facilities over the years and has been very successful. ValCom is focusing on its core business and capitalizes on its reputation in the film and TV business to increase its revenue base. The Company does not rely on a small group of customers. It may rent facilities, production equipment and personnel to any motion picture studio or production company. The Company's television broadcast operations do not rely on a small group of customers.

PATENTS, TRADEMARKS, COPYRIGHTS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

The Company has no patent rights. It has the following service marks:

MyFamily TV

International Class 41, Granted registration number 77631826 on December 12, 2008 to Valcom Inc., 10 years.

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

SIN CITY RECORDS

Record Studio, Record Label, publishing, music, television, films and merchandise

MOTOWN PARTNERS, LLC

Live Theatre, Production Revenue and Concerts

EMPLOYEES

As of September 30, 2008, the Company had 6 full-time employees, including two officers and three professional staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe our employee relations are very good.

ITEM 1A. RISK FACTORS

Risks Associated with our Operations

We will require additional funds to achieve our current business strategy and our inability to obtain additional financing could cause us to cease our business operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. However, at this time, we cannot determine the amount of additional funding necessary to implement such plan. We anticipate requiring additional funds in order to fully implement our business plan to significantly expand our operations. We may not be able to obtain financing if and when it is needed on terms we deem acceptable. Our inability to obtain financing would have a material negative effect on our ability to implement our acquisition strategy, and as a result, could require us to diminish or suspend our acquisition strategy.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive effect on our existing shareholders.

We will issue additional stock as required to raise additional working capital in order to secure intellectual properties, undertake company acquisitions, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

We expect our business and number of employees to grow over the next year. We expect that our growth will place significant stress on our operation, management, employee base and ability to meet capital requirements sufficient to support our growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, we could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker- dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker-dealers to:

▪	Make a suitability determination prior to selling a penny stock to the purchaser;
▪	Receive the purchaser’s written consent to the transaction; and
▪	Provide certain written disclosures to the purchaser.

Risks Associated with the Entertainment, Media and Communications Industries

Competition from providers of similar products and services could materially adversely affect our revenues and financial condition.

The industry in which we compete is a rapidly evolving, highly competitive and fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future.  There can be no assurance that we will be able to compete effectively.   We believe that the main competitive factors in the entertainment, media and communications industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one's company, product and services, features and functionality, and cost. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas.   They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing.   We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that it will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

The speculative nature of the entertainment, media and communications industry may result in our inability to produce products or services that receive sufficient market acceptance for us to be successful.

Certain segments of the entertainment, media and communications industry are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, program or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, we may be unable to produce products or services that receive sufficient market acceptance for us to be successful.

Changes in technology may reduce the demand for the products or services we may offer following a business combination.

The entertainment, media and communications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

If our products or services that we market and sell are not accepted by the public, our profits may decline.

Certain segments of the entertainment, media and communications industries are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs and tastes. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

ITEM 2. PROPERTIES

ValCom's Studio Division is composed of leased studio facility at 14375 Myerlake Circle, Clearwater, Florida and its corporate office at 2113A Gulf Blvd, Indian Rocks Beach , Florida, 33785. Valcom previously operated a studio facility at 2525 North Naomi Street, Burbank, California 91504 which it vacated in January 2008 during the Chapter 11 Bankruptcy.

ValCom also holds a 1/3 equity interest in the real estate of 7.5 acres, 160,000 square feet of commercial space without access.

ITEM 3 - LEGAL PROCEEDINGS

CHAPTER 11 BANKRUPTCY

ValCom filed a voluntary chapter 11 bankruptcy petition on July 14, 2007 and obtained the status of Debtor in Possession. Valcom had initiated a suit against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus. Valcom appealed, contending that there were triable issues as to whether: (1) Valcom suffered damages; (2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3) Chicago Title breached its duties as the foreclosure trustee. Additionally, at the time that the trial court granted Summary Judgment against Valcom, the trial court awarded costs and attorney fees of $562,127.30, and Valcom argued in its appeal that Chicago Title was not entitled to attorney fees, and that the attorney fees awarded to Laurus were excessive.

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

Valcom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, subsequent to the Debtor's status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of Valcom inc.

During August 2008, the Company emerged from bankruptcy following approval of a plan of re-organization by the United States Bankruptcy Court, Central District of California on August 5, 2008.

Laurus Master Fund and Chicago Title

Valcom had initiated an action against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus. Valcom appealed, contending that there were triable issues as to whether: (1) Valcom suffered damages; (2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3) Chicago Title breached its duties as the foreclosure trustee. Additionally, at the time that the trial court granted Summary Judgment against Valcom, the trial court awarded costs and attorney fees of $562,127.30, and Valcom argued in its appeal that Chicago Title was not entitled to attorney fees, and that the attorney fees awarded to Laurus were excessive.

Valcom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, subsequent to the Debtor's status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of Valcom Inc.

Valcom has reasserted its claim against Laurus and Chicago Title for money damages based upon a foreclosure conducted by them. The case is set for trial on April 6, 2009.  No action or claim has been asserted against ValCom by these defendants.

POW! ENTERTAINMENT:

On August 23, 2007, Valcom filed an Adversary action (AD07-01638-ER) against POW! Entertainment and Stan Lee individually alleging Rescission, Fraud, and Money Had and Received.

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

VALCOM, INC. V. JEFF KUTASH ET AL.

Case number BC372527. This matter was stayed by Debtor filing Chapter 11, and subsequently Defendant Jeff Kutash filed Chapter 7 bankruptcy and this will not now proceed.

VALCOM, INC. V. TTL PRODUCTIONS, INC., TROY LINGER, CHRIS LENTO DBA BRENTWOOD MAGAZINE,

Case number SC094099. This matter involves breach of contract and fraud against the Defendants for $380,000 filed on June 1, 2007 in the Superior Court of Los Angeles, Santa Monica District alleging breach of contract, specific performance, injunctive relief, declaratory relief, accounting and negligence. In this matter, Valcom. is the plaintiff and sued the defendants for breach of contract with respect to Valcom’s purchase of Brentwood Magazine.  This matter is currently scheduled for a post-mediation conference on February 4, 2009.  No trial date has been set.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY.

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

COMMON STOCK

Date	Low	High
Year to September 30 2008
First Quarter	$0.03	$0.29
Second Quarter	$0.03	$0.10
Third Quarter	$0.04	$0.09
Fourth Quarter	$0.08	$0.22

Year to September 30 2007
First Quarter	$0.03	$1.00
Second Quarter	$0.51	$0.08
Third Quarter	$0.14	$0.27
Fourth Quarter	$0.06	$0.37

Year to September 2006
First Quarter	$0.06	$0.21
Second Quarter	$0.06	$0.20
Third Quarter	$0.06	$0.20
Fourth Quarter	$0.07	$0.14

Prices quoted reflect a one share-for-twenty reverse split effective on February 1, 1993, a two share-for-one forward split effective on August 14, 2000, a one share-for-ten reverse split effective on September 27, 2001 and a one-for-twenty reverse split effective on December 11, 2006.

As of September 30, 2008, the Company had 22,776,099 shares of common stock outstanding, with approximately 6.3m shares in the public float and approximately 1435 shareholders of record.

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

PREFERRED STOCK

At September 30, 2008, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holder of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.

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

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended September 30, 2008.

EQUITY COMPENSATION PLAN INFORMATION.,

Plan category	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE PLANS FOR FUTURE ISSUANCE UNDER EQUITY PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)
	(A)	(B)	(C)
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	-0-	-0-	-0-

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	-0-	-0-	-0-
TOTAL	-0-	-0-	-0-

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On January 24, 2006, the Company issued 4,000,000 shares of Series C Preferred Stock in lieu of cash payment.

On September 15, 2008, the Company converted $1,669,729 in debt by issuing 1,669,729 shares of Series C Preferred Stock

(A) COMMON STOCK

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

During the year ended September 30, 2008, the company issues 3,600,000 shares of common stock in satisfaction of various debts. Total debts satisfied by the issuance of the shared was approximately $ 180,000.

During the year ended September 30, 2008, the company issues 2,205,000 shares of common stock in satisfaction of various debts. Total debts satisfied by the issuance of the shared was approximately $132,500.

During the year ended September 30, 2008, the company issues 1,825,000 shares of common stock in satisfaction of various debts. Total debts satisfied by the issuance of the shared was approximately $206,615.

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

INTRODUCTION

PLAN OF OPERATION

As of September 30, 2008, ValCom, Inc. operations were comprised of the following divisions:

1. Studio Division

2. Rental Division

3. Broadcast Television

4. Film and Television Production; and Animation Division.

STUDIO DIVISION

ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production. ValCom's past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol, BET Home Shopping Network and Sullivan Studios. ValCom's Studio Division is composed of its studio at 14375 Myerlake Circle, Clearwater, Florida which houses a state-of- the art production studio, broadcast facilities, recording studios,  production design construction, animation and post-production. In July 2008, ValCom entered into a letter of intent to acquire Chameleon Communications, a Florida based satellite and production support services company and which will form the focus of the production support and service operation in the future.

Corporate offices are located at 2113A Indian Rocks Beach, Florida.

RENTAL DIVISION

ValCom, Inc. manages and operates the Tele-Production Center in Clearwater, Florida, an area having more Television Networks than any other city in the United States. This multi-million dollar state of the art facility in Clearwater, Florida, is a 33,000 square foot facility that sits on 5 ½ acres and is a favorite of all major film studios and television networks. It houses three sound stages, a Broadcast Center and is continuously booked. ValCom offers several flexible studio configuration options.  It offers digital control rooms and studios that are perfectly suited for music video productions, commercials, television programs, industrial and training productions, direct response, media and satellite tours, webcasting events and videoconferencing.

TV STATIONS AND BROADCASTING

In connection with our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date. On August 01st 2008, ValCom signed a letter of intent to acquire 100% of Faith TV LLC, a Christian TV network operating through 60 broadcast affiliates and through IPTV networks. On December 15, 2008, Valcom closed the agreement for the 100% purchase of Faith TV and has re-branded the network and launched it as “MyFamily TV”, a new family focused TV network with plans to add significantly more broadcast affiliates.

In addition to leasing its sound stages, ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. On November 06th, 2007, Valencia Entertainment signed an agreement with Porchlight Distribution Inc. from Santa Monica Blvd., Los Angeles, for the worldwide distribution of all 40 episodes of A.J.’s Time Travelers.

FILM PRODUCTION DIVISION

ValCom has  a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway) and the 40 episode TV series AJ’s Time Travelers. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co-produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc.,a California corporation. New Zoo Revue LLC was formed for the development and production of "New Zoo Revue" a feature film and television series and marketing of existing episodes.. The company did not proceed with the production of the new feature film or series but in 2004, it did complete a distribution agreement for the DVD with BCI Eclipse for 183 episodes of the New Zoo Revue library. Valcom has not realized significant revenues from animation to date.

In December 2008, Valcom signed a production and distribution agreement with XFC, the mixed martial arts promoter for the editing and world-wide distribution of 13 one hour shows featuring live events promoted by XFC. XFC events are currently attracting the largest audiences of any mixed martial arts events promoted in the US.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2007

Revenues for the year ended September 30, 2008 decreased by $726,027 or 43% from $ 1,679,236 for the year ended September 30, 2007 to $953,209 for the same period in 2008. The decrease in revenue was principally due to the re-organization of operations due to the Chapter 11 bankruptcy.

Production costs for the year ended September 30, 2008 decreased by $36,917 or 85%% from $43,300 for the year ended September 30, 2007 to $6,383 for the same period in 2008. The decrease in production costs was principally due to the re-organization of operations.

Selling and promotion costs for the year ended September 30, 2008 increased by $5,296 or 76% from $6,998 for the same period in 2007 to $12,294 for the year ended September 30, 2008. The increase was due principally to the re-organization of operations.

Depreciation and amortization expense for the year ended September 30, 2008 was unchanged at $25,340 compared to the year ended September 30, 2007

General and administrative expenses for the year ended September 30, 2008 decreased by $2,236,409 or 64 % from $3,504,338 for the year ended September 30, 2007 to $1,267,929 for the same period in 2008. The decrease was due principally to the reorganization of operations.

Interest expense for the year ended September 30, 2008 decreased by $26,540 or 25% from $105,625 for the year ended September 30, 2007 to $79,085 for the same period in 2008. The decrease was due principally to the re-organization of operations.

Due to the factors described above, the Company's net loss decreased by $1,572,286 or 78 % from a net loss of $2,006,102 for the year ended September 30, 2007 to a loss of $433,816 for the year ended September 30, 2008.

STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

See Notes to Consolidated Financial Statements in Part F/S for a description of the Company's calculation of earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $433,816 and a negative cash flow from operations of $18,153 for the year ended September 30, 2008, and an accumulated deficit of $17,733,106 at September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Cash totaled $86,416 on September 30, 2008, compared to $5,926 at September 30, 2007. During the fiscal year 2008, net cash used by operating activities totaled $18,153 compared to $856,677 for the year ended September 30, 2007. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash increase by financing activities for fiscal year 2008 totaled $98,643. Net cash used by investing activities during fiscal year 2008 totaled $0 with no purchase of fixed assets or increased expenditures for the purchase of equipment.

The above cash flow activities yielded a net cash increase of $80,490 during fiscal year 2008 compared to a net cash decrease of $65,686 during the year ended September 30, 2007.

There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company, if at all. Total shareholders' equity increased to $53,091 in fiscal year 2008. Additional paid in capital increased by $2,696,575 in fiscal year ended September 30, 2008.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

During the last fiscal year, the Company financed its operations with cash from its operating activities and private offerings of its securities to directors of the Company. On September 15, 2008, the Company converted $1,669,729 in debt by issuing 1,669,729 shares of Series C Preferred Stock

The Company anticipates that its stock issuances and projected positive cash flow from operations collectively will generate sufficient funds for the Company's operations for the next 12 months. If the Company's existing cash combined with cash from operating activities is not adequate to finance the Company's operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling additional equity or debt securities or (3) reducing the number of its employees.

FUTURE FUNDING REQUIREMENTS

The Company's capital requirements have been and will continue to be significant. The Company's adequacy of available funds during the next fiscal year and thereafter will depend on many factors, including whether the Company will be able to: (1) retain its existing tenants (2) rent its production equipment and personnel profitably, (3) develop additional distribution channels for its programming. Assuming funds are available, during the next fiscal year, the Company expects to spend approximately $5,000,000. for facility, equipment and growth. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The Company's failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Valcom, Inc.

We have audited the accompanying consolidated balance sheets of Valcom, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valcom, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $17,733,106 at September 30, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
January 10, 2009

6490 West Desert Inn Road, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

VALCOM, INC.
Balance Sheets

ASSETS

	September 30,	September 30,
	2008	2007

CURRENT ASSETS

Cash	$86,416	$5,926
Accounts receivable, net	-	173,328
Prepaid expense	24,434	-

Total Current Assets	110,850	179,254

FIXED ASSETS, net	76,020	101,360

OTHER ASSETS
Deposits	-	158,853
Other assets	1,000,000	1,000,000

Total Other Assets	1,000,000	1,158,853

TOTAL ASSETS	$1,186,870	$1,439,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$468,364	$906,974
Accrued interest payable	166,061	163,790
Due to related parties	86,181	1,950,288
Notes payable	412,173	641,153

Total Current Liabilities	1,132,779	3,662,205

LONG-TERM LIABILITIES
Notes payable	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	1,132,779	3,662,205

STOCKHOLDERS' EQUITY (DEFICIT)

Series B Preferred stock, 1,000,000 shares authorized at par
value of $0.001, 38,000 shares issued and outstanding	38	38
Series C Preferred stock, 25,000,000 shares authorized at par
value of $0.001, 9,591,666 and 7,921,666 shares issued and	9,591	7,921
outstanding, respectively
Common stock, 250,000,000 shares authorized at par value
of $0.001, 22,776,099 and 10,376,099 shares
issued and outstanding, respectively	22,776	10,376
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	17,778,314	15,081,739
Accumulated deficit	(17,733,106)	(17,299,290)

Total Stockholders' Equity (Deficit)	54,091	(2,222,738)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,186,870	$1,439,467

The accompanying notes are an integral part of these financial statements.

VALCOM, INC.
Statements of Operations

	For the Year Ended
	September 30,
	2008	2007

REVENUES	$953,209	$1,679,236
COST OF GOODS SOLD	6,383	43,300
GROSS MARGIN	946,826	1,635,936

OPERATING EXPENSES

Advertising and marketing	12,294	6,998
Depreciation expense	25,340	25,340
General and administrative	1,267,929	3,504,338

Total Operating Expenses	1,305,563	3,536,676

LOSS FROM OPERATIONS	(358,737)	(1,900,740)

OTHER INCOME (EXPENSE)

Interest expense	(79,085)	(105,625)
Other income	4,006	263

TOTAL OTHER INCOME (EXPENSE)	(75,079)	(105,362)

LOSS BEFORE INCOME TAXES	(433,816)	(2,006,102)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(433,816)	$(2,006,102)

BASIC LOSS PER SHARE	$(0.03)	$(0.30)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,827,349	6,777,997

The accompanying notes are a integral part of these financials statements.

VALCOM, INC.
Statements of Stockholders' Equity (Deficit)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance, September 30, 2006	38,000	$38	9,267,416	$9,267	4,265,603	$4,266	$(23,522)	$14,097,995	$(15,293,188)	$(1,205,144)

Common stock issued for
cash	-	-	-	-	770,725	771	-	130,715	-	131,486

Common stock issued for
services	-	-	-	-	2,561,283	2,561	-	185,447	-	188,008

Common stock issued for
debt	-	-	-	-	2,711,200	2,711	-	666,303	-	669,014

Preferred stock conversion	-	-	(1,345,750)	(1,346)	67,288	67	-	1,279	-	-

Net loss for the year
ended September 30, 2007	-	-	-	-	-	-	-	-	(2,006,102)	(2,006,102)

Balance, September 30, 2007	38,000	38	7,921,666	7,921	10,376,099	10,376	(23,522)	15,081,739	(17,299,290)	(2,222,738)

Common stock issued for
services	-	-	-	-	7,630,000	7,630	-	511,285	-	518,915

Preferred stock issued for
debt	-	-	1,670,000	1,670	-	-	-	1,668,060	-	1,669,730

Common stock issued for
debt	-	-	-	-	250,000	250	-	19,750	-	20,000

Common stock issued for
cash	-	-	-	-	4,520,000	4,520	-	497,480	-	502,000

Net loss for the year
ended September 30, 2008	-	-	-	-	-	-	-	-	(433,816)	(433,816)

Balance, September 30, 2008	38,000	$38	9,591,666	$9,591	22,776,099	$22,776	$(23,522)	$17,778,314	$(17,733,106)	$54,091

The accompanying notes are an integral part of these financial statements.

VALCOM, INC.
Statements of Cash Flows

	For the Year Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES

Net loss	$(433,816)	$(2,006,102)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	25,340	25,340
Common stock issued for services	518,915	188,008
Impairment of asset	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	173,328	22,921
(Increase) decrease in prepaid expenses	(24,434)	-
Increase (decrease) in accrued interest payable	2,271	815,580
Increase (decrease) in accounts payable	(438,610)	95,618
(Increase) decrease in deposits	158,853	1,958

Net Cash Used in Operating Activities	(18,153)	(856,677)

INVESTING ACTIVITIES

Proceeds from sale of equipment	-	-
Purchase of property and equipment	-	-

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES

Proceeds from preferred and common stock	502,000	131,486
Repayment of notes payable	(403,357)	-
Proceeds from note payable	-	296,673
Proceeds from related party payable	-	362,832

Net Cash Provided by Financing Activities	98,643	790,991

NET DECREASE IN CASH	80,490	(65,686)

CASH AT BEGINNING OF YEAR	5,926	71,612

CASH AT END OF YEAR	$86,416	$5,926

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$10,007
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$669,014

The accompanying notes are an integral part of these financial statements.

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 1. DESCRIPTION OF BUSINESS

ValCom, Inc and its Subsidiaries' (collectively the Company) businesses include television  production  for  network and syndication programming,  motion  pictures, and real estate holdings, however,  revenue  is primarily generated through  the  lease  of  the  sound  stages and production. The Company’s past and present clients include movie studios and television networks. In addition to leasing its sound stages, the Company also owns a small library of television content, which is ready for worldwide distribution and several major television series in advanced stages of development.

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

b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valcom, Inc. and four wholly-owned subsidiaries, VEI, which was acquired effective February 2001, and Half Day Video, Inc., which was acquired effective March 2001. ValCom Nevada which was acquired effective March 1, 2004, and New Zoo Revue which was acquired effective October 2003. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. The Company has no equity affiliates as of September 30, 2008 and 2007.

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

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard  No.  107,  Disclosures  About  Fair Value  of  Financial  Instruments, requires that the Company disclose estimated fair values of financial  instruments.  The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2008 and 2007.

e. RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

h. SHARE-BASED COMPENSATION

The Company has adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment"  (SFAS 123[R]).  In accordance with SFAS 123[R], option expense of $-0-and $-0- was recognized for the years ended September 30, 2008 and 2007, respectively.  The expense was calculated using the Black-Scholes valuation model.

i. REVENUE RECOGNITION

Revenues  from  studio and equipment rentals are recognized  ratably  over  the contract terms. Revenues  from  the  production  and  licensing  of  television programming are recognized when the films or series are available for  telecast and   certain  contractual  terms  of  the  related  production  and  licensing agreements have been met.

j. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000.  Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no amounts in excess of federally insured limits at September 30, 2008.

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

l. TREASURY STOCK

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued.  During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522. No shares have been reissued as of September 30, 2008.

m. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company does believe that FSP EITF 03-6-1 would have material effect on its consolidated financial position.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and Interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

n. ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of September 30, 2008 and 2007 an allowance for doubtful receivables $256,191 and $1,071,874, respectively, was considered necessary.  Recoveries of trade receivables previously written off are recorded when received.

o. BASIC LOSS PER SHARE

The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	September 30,
	2008	2008
NET LOSS	$(433,816)	$(2,006,102)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.30)

BASIC WEIGHTED AVERAGE

NUMBER OF SHARES OUTSTANDING	15,827,349	6,777,997

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o. BASIC LOSS PER SHARE (Continued)

The computation of loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 78,625 and 78,625 in options and -0- and -0- in warrants were considered but were not included in the computation of loss per share at September 30, 2008 and 2007, respectively, because they would have been anti-dilutive.

p. ADVERTISING AND MARKETING

The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $12,294 and $6,998 for the years ended September 30, 2008 and 2007, respectively.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

	2008	2007
Building Improvements	$4,500	$4,500
Production Equipment	723,094	723,094
Leasehold Improvements	62,677	62,677
Autos and Trucks	33,971	33,971
Office Furniture and Equipment	48,421	48,421
Video Equipment	181,877	181,877
	1,054,540	1,054,540
Less: accumulated depreciation	(431,452)	(406,112)
impairment allowance	(547,068)	(547,068)

Net book value	$76,020	$101,360

Depreciation expense for the years ended September 30, 2008 and 2007 was $25,340 and $25,340, respectively. The Company recorded an impairment allowance for the property and equipment of $547,068 due to the bankruptcy filing.

NOTE 4. NOTES AND JUDGMENTS PAYABLE

The Company issued $416,480 convertible notes in 2004. $301,480 in notes were converted during years ended September 30, 2008 and 2007 into shares of the Company’s common stock. The Company is subject to $140,000 in judgments payable to creditors. During the year ended September 30, 2007, the Company borrowed $157,173 in the form of unsecured notes payable. The Company’s notes payable incur interest at 8% per annum with different due dates. Accrued interest of $166,061 is payable as of September 30, 2008.

Convertible notes payable	$115,000
Judgments payable	140,000
Notes payable	157,173

Total	$412,173

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 5. RELATED PARTY TRANSACTIONS

At September 30, 2008, related party payables represent $86,181 payable to Directors and Shareholders of the Company. At September 30, 2007, related party payables represent $1,950,288 payable to the President of the Company and Directors for various advances to the Company. The advances are non interest bearing and due upon demand. During the year ended September 30, 2008, $1,669,730 of the related party payables were converted to 1,670,000 shares of the Company’s convertible preferred  stock.

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

At September 30, 2007, the Company had a deposit of $158,853 against the lease of the studio in Burbank California. The Company ceased making lease payments due to the bankruptcy filing and the deposit was used to settle the lease obligation in 2007.

NOTE 7. INCOME TAXES

No provision for Federal  and  state  income  taxes  has  been  recorded as the Company  has  incurred  net  operating  losses  through September 30, 2008.  At September 30, 2008, the Company had approximately  $16,600,233 of net operating loss  carry-forwards  for Federal income tax reporting  purposes  available  to offset future taxable income.  Such  carry-forwards  expire  beginning in 2003. Under  the  Tax  Reform  Act  of  1986,  the amounts of and benefits  from  net operating losses and capital losses carried  forward may be impaired or limited in certain circumstances. Events, which may cause  limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are  not limited to, a cumulative ownership change of  more  than  50%  over  a three-year period.

Deferred  tax  assets at September 30, 2008 consist primarily of the tax effect of  net  operating   loss   carry-forwards,  which  amounted  to  approximately $6,640,093. Other deferred tax  assets and liabilities are not significant. The Company has provided a full valuation  allowance  on the deferred tax assets at September 30, 2008 to reduce such deferred income tax  assets to zero, as it is management's  belief that realization of such amounts is  not  considered  more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income  tax  rate  to  the  income  taxes reflected in the Statement of Operations:

	September 30, 2008	September 30, 2007

Tax expense (credit) at statutory rate-federal	(34)%	(34)%

State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40%	40%

Tax expense at actual rate	$-	$-

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 7. INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are summarized below:

	September 30, 2008	September 30, 2007

Deferred tax asset
Net operating losses	$6,640,093	$6,674,133

Less: valuation allowance	(6,640,093)	(6,674,133)
	$-0-	$-0-

NOTE 8. COMMITMENTS

In May 2005, the Company leased facilities in Las Vegas Nevada. The lease has a term of three years. Initial monthly base rent is $8,250 with no increases, and the initial monthly base rent expense for Burbank is $30,000. Rent expense for the year ended September 30, 2008 and 2007 were $89,557 and $94,454, respectively. The lease obligations were terminated due to the bankruptcy filing and the deposits held by the landlord was used to settle the obligations.

NOTE 9. STOCK ACTIVITY

a. CONVERTIBLE PREFERRED STOCK

At September 30, 2008 and 2007, the Company  had  three  series  of convertible Preferred Stock: B, C and D. Series B Preferred Stock has no voting  rights, is entitled to receive cumulative dividends in preference to any dividend  on  the common  stock  at  a  rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis.  In  the  event  of  any  liquidation, the holders of shares  of  Series  B  Preferred Stock then outstanding shall  be  entitled  to receive an amount equal  to  the purchase price per share, plus an amount equal to declared but unpaid dividends  thereon,  if  any,  to  the  date of payment. Series  C  Preferred  Stock  has  no  voting  rights,  is  entitled  to receive cumulative  dividends  in preference to any dividend on the common stock  at  a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be  converted  at  any time into common stock on a 1 for 1 basis. In the event of any liquidation, the  holders  of  shares  of  Series  C Preferred  Stock  then outstanding shall be entitled to receive an amount equal to the purchase price  per  share,  plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any  liquidation,  the holders of shares of Series  C  Preferred  Stock then outstanding shall be entitled  to  receive  an amount equal to the purchase price per share.

With respect to rights  on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred  Stock  while  Series  D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board  of Directors declared no dividends for any of the Series of convertible Preferred  Stock  during  the fiscal year ended September 30, 2008.

b. WARRANTS

During the fiscal year ended September 30, 2003, the Company issued warrants to purchase  2,083,334  shares  of  the  Company's  common  stock to a director in connection  with  services  provided  and  to be provided to the  company.  The weighted average exercise price for the warrants issued was $0.12, and all of the warrants begin to expire in September 2005. No warrants were exercised for the period ending September 30, 2008.

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 9. STOCK ACTIVITY (CONTINUED)

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

All  persons  or entities holding preferred  or  common  stock  in  the  Company are referred to in the  Plan  as "Interest Holders".  The pre-existing pre-petition equity ownership interests and rights of all Interest Holders will be left intact and unimpaired.   The Company, pursuant to the terms of the Plan, is contemplating the issuance of approximately 38,000,000 shares of common stock to insiders who are

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 11. BANKRUPTCY FILING (CONTINUED)

also debt holders of the Company who have the pre-petition, pre-existing right to receive equity for debt.  Of the total amount  of  common  shares  contemplated  to  be issued,  a  majority  of  the common shares are to be issued to insiders of the Company. However, the Directors and President of the company elected to convert their debt of $1,670,000 to Preferred Convertible Stock rather than issue approximately 33,400,000 shares of common stock as contemplated in the Plan.

NOTE 12. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $17,733,106 at September 30, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, including Vince Vellardita, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended September 30, 2008.  Based upon that evaluation, the Company’s CEO /CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

The management of Valcom, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal year that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's directors and executive officers, the positions with the Company held by each, and the period during which each such person has held such position.

Name	Age	Position	Since
Vince Vellardita	50	CEO/CFO/President/Chairman of the Board	2000
Richard Shintaku	66	Director	2003
Frank O Donnell	58	Director	2006

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

BIOGRAPHIES OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

VINCE VELLARDITA - CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Vince Vellardita has served as the Company's President, Chief Executive Officer and Chairman of the Board since October 2000. Mr. Vellardita was involved in having Valencia Entertainment International, LLC acquire a 180,000 square foot production facility in Valencia, California that houses eight film and production sound stages that have been occupied by the CBS series JAG and Fox's Power Rangers. He then opened Valcom Studios in Las Vegas and Valcom Studios become a major production and rehearsal studio for Las Vegas shows including Phantom of the Opera and Spamalot. Launching a live theatre division in 2005, Mr. Vellardita launched the company's live stage show `Headlights and Tailpipes' which premiered at the Las Vegas Stardust Hotel and Casino in June 2006. Mr. Vellardita also promoted the Rap Bowl in Detroit to coincide with the Super bowl featuring major rap artists such as Young Jeezy, Ludracris, Juvenile and Twista. Also in 2006, Mr. Vellardita secured the purchase of the assets of Media City Production in Burbank CA which he turned into VALCOM BURBANK STUDIOS, one of Burbank's premiere television production facilities, with three edit bays, two sound stages and over 25,000 square feet of production support. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years. The Burbank studios became a centre for major live interactive TV with the live production and broadcast of the interactive TV show `Take the Cake' and `Without Prejudice'.

RICHARD SHINTAKU - DIRECTOR

Richard Shintaku has served on the Board since August 5, 2003. He is currently President and CEO of Inter-Continental Associates Group, LLC and ICAG, Inc. ICAG is a Merrill Lynch investment "Alliance Partner". He is currently Vice President and principal of MRI International, Inc., one of the nation’s largest medical receivables funding companies, Executive Vice President and principal of JMR Nevada, Inc. (Harmon Medical Center), and KK JMR (Medical, Japan centers). Mr. Shintaku is also Chairman and CEO of Premier Entertainment Services, Inc., (product placement in Digatech International, Inc. (Gaming technology) and Owner/Proprietor of The Royal Hawaiian Farms (Pistachio/Grapes). He is a Partner of Super Nova Financial Services (NY Mercantile Exchange). He also serves on various board of directors of many Asian and domestic firms. He has recently been asked to serve as the first Honorary Consul General of Japan in the State of Nevada and is presently serving as the Nevada representative on the Republican Presidential Roundtable.

FRANK O'DONNELL- DIRECTOR

The Company appointed Frank to the Board in 2007. Frank O'Donnell is also Vice-Chairman of TVcompass and a founder of the Company. From 1996 to 2004, Mr. O’Donnell was the founder and President of Evolve Products, Inc.  From 1986 to 1995, he was the founder and Vice President of Universal Electronics, Inc. and from 1979 to 1986, he was the founder and President of Cable Business Associates, Inc.  Further, he previously managed the custom designs for Time Warner Cable and Comcast (AT&T/TCI) universal remote controls.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended September 30, 2008, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2008, we do not believe that during the year ended September 30, 2008, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Our Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require Board approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We do not have a standing Audit Committee, a Compensation Committee, or a Nominations and Governance Committee of the board of directors. Our directors perform the functions of audit, nominating and compensation committees. Our directors, Vincent Vellardita, Richard Shintaku and Frank O Donnell, participate in the consideration of director nominees. Due to the small size of our company and our board, the board of directors does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. The entire Board of Directors participates in audit related matters of our company, including, but not limited to, reviewing and discussing our audited financial statements with management and our auditors and recommending to the board of directors that the financial statements be included in our Annual Reports on Form 10-K. In performing their role equivalent to an audit committee, the Board of Directors

(i) reviewed and discussed the Company's audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 with management, (ii) discussed with the Company's independent registered public accounting firm the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication With Audit Committees),

(iii) discussed with its independent registered public accounting firm matters relating to independence, including the disclosures made to the Board as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees ), and (iv) in reliance on the aforementioned reviews and discussions, recommended to management the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for filing with the Securities and Exchange Commission. Messrs. Vellardita, Shintaku and O Donnell are not considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 or by any national securities association registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.

The Board and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Board performs annual self-evaluations. We have adopted a comprehensive Code of Ethics for all directors, officers and employees.

During 2008, the Board of Directors met and/or executed unanimous written consents of the Board of Directors 6 times. While we do not have a formal policy requiring members of the Board to attend the Annual Meeting of Stockholders, we strongly encourage all directors to attend. No director attended fewer than 90% of the total number of meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended September 30, 2008, 2007 and 2006 to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer at September 30, 2008.

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary	Bonus	Other	Restricted Stock	Options	LTIP	All Other
Vincent Vellardita,	2008	$0	0.000	0	0	0	0	0
CEO	2007	$0	0.000	0	0	0	0	0
	2006	$0	0.000	0	140,400	0	0	0

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
None

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
None.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHODLER MATTERS

The following table sets forth information as to the shares of our common stock beneficially owned as of September 30, 2008 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and nominee for director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o ValCom, Inc., 2113A Gulf Boulevard, Indian Rocks Beach, Florida 33785.

Title of Class	Name and Address of BeneficialOwner	Amount and Nature of Beneficial Owner (1)	Percent(2) of Class
Common	Vince Vellardita	4,500,000	19.8%
	(CEO, CFO, Chairman)
Common	Richard Shintaku	4,500,000	19.8%
	(Director)
Common	Frank O’Donnell	750,000	3.3%
Common	All Officers and Directors as a Group	9,750,000	42.9%
	(Three [3] individuals)

*Less than one percent.
(1)
The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares, which the selling stockholder has the right to acquire within 60 days.  "Shares Beneficially Owned After the Offering" assumes the sale of all of the common shares offered by this prospectus and no other purchases or sales of our common shares by the selling stockholders.

(2)	Based upon 22,776,099 share of common stock issued and outstanding as of September 30, 2008.

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

At September 30 2008, related party payables represent $86,181 due to Directors of the company.

We believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Moore and Associates, Certified Public Accountants for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2008 and 2007 and the review of the financial statements included in the Company's Forms 10-Q, totaled as follows:

	2007	2008
Audit fees	$13,000	$13,000
Quarterly reviews	$12,000	$12,000
Total	$25,000	$25,000

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Ex. 2.1 Second Amended Plan of Reorganization (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2008).

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

Ex. 10.1 Form of Convertible Debenture dated November 25, 2008, by and between Valcom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.2 Form of Guaranty dated November 25, 2008, by and between Valcom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.3 Form of Pledge Agreement dated November 25, 2008, by and between Valcom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.4 Form of Warrant dated November 25, 2008, by and between Valcom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 16.1 Letter from Kempisty & Company, dated August 19, 2008 (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on August 20, 2008)

Ex. 31.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 32.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex. 99.1 Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, entered on August 5, 2008 (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2008).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2009

VALCOM, INC., a Delaware Corporation

By:	/s/ Vince Vellardita
Vince Vellardita Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Vince Vellardita	Chief Executive Officer, Chairman of the Board	January 13, 2009
Vince Vellardita

By: /s/ Richard Shintaku	Director	January 13, 2009
Richard Shintaku

By: /s/ Frank O Donnell	Director	January 13, 2009
Frank O Donnell