Form 10-Q
period 2008-12-31
VALCOM, INC
filed 2009-02-23
CIK 1013453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-Q
(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2008

Commission file Number 0-28416

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

VALCOM, INC.
(Name of small business issuer specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1700840 (IRS Employer Identification Number)

2113A Gulf Boulevard, Indian Rocks Beach, Florida 33785
 (Address of Principal executive offices) (Zip code)

(727) 953 - 9778
Issuer's telephone number

Securities registered pursuant to 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

COMMON STOCK $0.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

As of February 19, 2009, the issuer had 24,823,158 shares of its $0.001 par value common stock outstanding.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the three months ended December 31, 2008. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended December 31, 2008, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2008. Refer to the Company's Annual Report on Form 10- K for the year ended September 30, 2008 for further information.

VALCOM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALCOM, INC.
Balance Sheets

ASSETS

	December 31,	September 30,
	2008	2008
CURRENT ASSETS	(unaudited)

Cash	$34,224	$86,416
Accounts receivable, net	27,331	-
Prepaid expense	18,325	24,434

Total Current Assets	79,880	110,850

FIXED ASSETS, net	328,703	76,020

OTHER ASSETS
Goodwill	366,278	-
Other assets	1,250,000	1,000,000

Total Other Assets	1,616,278	1,000,000

TOTAL ASSETS	$2,024,861	$1,186,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$349,751	$468,364
Accrued interest payable	186,564	166,061
Due to related parties	568,532	86,181
Notes payable	1,114,673	412,173

Total Current Liabilities	2,219,520	1,132,779

LONG-TERM LIABILITIES
Notes payable	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	2,219,520	1,132,779

STOCKHOLDERS' EQUITY (DEFICIT)

Series B Preferred stock, 1,000,000 shares authorized at par
value of $0.001, 38,000 shares issued and outstanding	38	38
Series C Preferred stock, 25,000,000 shares authorized at par
value of $0.001, 9,691,666 and 9,591,666 shares issued and	9,691	9,591
outstanding, respectively
Common stock, 250,000,000 shares authorized at par value
of $0.001, 24,645,828 and 22,776,099 shares
issued and outstanding, respectively	24,646	22,776
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	17,972,317	17,778,314
Accumulated deficit	(18,177,829)	(17,733,106)

Total Stockholders' Equity (Deficit)	(194,659)	54,091

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,024,861	$1,186,870

The accompanying notes are an integral part of these financial statements.

VALCOM, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2008	2007

REVENUES	$66,269	$267,636
COST OF GOODS SOLD	107	-
GROSS MARGIN	66,162	267,636

OPERATING EXPENSES

Advertising and marketing	54,138	541
Depreciation expense	22,788	6,335
General and administrative	413,616	664,569

Total Operating Expenses	490,542	671,445

LOSS FROM OPERATIONS	(424,380)	(403,809)

OTHER INCOME (EXPENSE)

Interest expense	(20,503)	(15,278)
Other income	160	-

TOTAL OTHER INCOME (EXPENSE)	(20,343)	(15,278)

LOSS BEFORE INCOME TAXES	(444,723)	(419,087)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(444,723)	$(419,087)

BASIC LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	23,710,964	12,176,099

The accompanying notes are a integral part of these financials statements.

VALCOM, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance, September 30, 2007	38,000	$38	7,921,666	$7,921	10,376,099	$10,376	$(23,522)	$15,081,739	$(17,299,290)	$(2,222,738)

Common stock issued for services	-	-	-	-	7,630,000	7,630	-	511,285	-	518,915

Preferred stock issued for debt	-	-	1,670,000	1,670	-	-	-	1,668,060	-	1,669,730

Common stock issued for debt	-	-	-	-	250,000	250	-	19,750	-	20,000

Common stock issued for cash	-	-	-	-	4,520,000	4,520	-	497,480	-	502,000

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	-	-	(433,816)	(433,816)

Balance, September 30, 2008	38,000	38	9,591,666	9,591	22,776,099	22,776	(23,522)	17,778,314	(17,733,106)	54,091

Preferred stock issued for purchase of Faith TV	-	-	100,000	100	-	-	-	8,900	-	9,000

Common stock issued for services	-	-	-	-	869,729	870	-	86,103	-	86,973

Common stock issued for debt	-	-	-	-	1,000,000	1,000	-	99,000	-	100,000

Net loss for the three months ended December 31, 2008	-	-	-	-	-	-	-	-	(444,723)	(444,723)

Balance, December 31, 2008	38,000	$38	9,691,666	$9,691	24,645,828	$24,646	$(23,522)	$17,972,317	$(18,177,829)	$(194,659)

The accompanying notes are an integral part of these financial statements.

VALCOM, INC.
Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(444,723)	$(419,087)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	22,788	6,335
Common stock issued for services	86,973	180,000
Impairment of asset	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(111,877)	59,261
(Increase) decrease in prepaid expenses	6,109	30,503
Increase (decrease) in accrued interest payable	20,503	15,278
Increase (decrease) in accounts payable	(118,613)	58,672
(Increase) decrease in deposits	-	-

Net Cash Used in Operating Activities	(538,840)	(69,038)

INVESTING ACTIVITIES

Purchase of property and equipment	(48,203)	-

Net Cash Used in Investing Activities	(48,203)	-

FINANCING ACTIVITIES

Repayment of notes payable	-	-
Proceeds from note payable	51,500	65,000
Proceeds from related party payable	482,351	-

Net Cash Provided by Financing Activities	533,851	65,000

NET DECREASE IN CASH	(53,192)	(4,038)

CASH AT BEGINNING OF YEAR	86,416	5,926

CASH AT END OF YEAR	$33,224	$1,888

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$100,000	$-
Preferred stock issued for subsidiary	$9,000	$-
Debt issued for subsidiary	$750,000	$-
Debt assumed in acquisition of subsidiary	$116,278	$-

The accompanying notes are an integral part of these financial statements.

VALCOM, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements.  The results of operations for the period ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

On December 15, 2008, the Company purchased all shares of FaithTV, LLC making it a wholly owned subsidiary of the Company.  The purchase is reflected in the financial statements along with the operating results of FaithTV, LLC from December 16, 2008 through December 31, 2008. The purchase price was 100,000 shares of the Company’s preferred stock valued at $0.09 per share. The Company also paid cash of $150,000 and issued a note payable for $750,000 for a total purchase price of $909,000. The preferred stock is convertible to shares of the Company’s common stock on a one share for one share basis. The purchase price was allocated based upon the fair value of the assets purchased as follows:

Equipment	$250,000
Film Library	250,000
Goodwill	281,732
Net Operating Assets of FaithTV	127,268

Total	$909,000

During the three months ended December 31, 2008, the Company issued 1,000,000 shares of its common stock upon the conversion of debt of $100,000. The Company also issued 869,729 shares of its common stock for services valued at $0.10 per share.

VALCOM, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS.

Certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

INTRODUCTION

PLAN OF OPERATION

As of December 31, 2008, ValCom, Inc. operations were comprised of the following divisions:

1. Studio Rental Division

2. TV Stations and Broadcast Division

3. Film and Television Production

4. Distribution

Corporate offices are located at 2113A Indian Rocks Beach, Florida.

1.  STUDIO DIVISION

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

ValCom, Inc. manages and operates the Tele-Production Center in Clearwater, Florida, an area having more Television Networks than any other city in the United States. This multi-million dollar state of the art facility in Clearwater, Florida, is a 33,000 square foot facility that sits on 5 ½ acres and is a favorite of all major film studios and television networks. It houses two sound stages and a Broadcast Center. ValCom offers several flexible studio configuration options.  It offers digital control rooms and studios that are perfectly suited for music video productions, commercials, television programs, industrial and training productions, direct response, media and satellite tours, webcasting events and videoconferencing.

2.  TV STATIONS AND BROADCAST DIVISION

On 15th December 2008, Valcom acquired a 100% interest in Faith TV LLC, now re-branded and launched as “MyFamily TV”, a new family focused TV network broadcasting through 69 affiliate TV stations as of February 19th 2009 and with plans to add significantly more to this. In addition Valcom has a joint venture with New Global Communications, Inc. and owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.

In February 2009, Valcom signed a memorandum to purchase America's Auction Network, one of the world's largest independent auction houses and one of the fastest growing shopping networks with the most diverse niche product lines from art, antiques, coins, collectibles, jewelry, gems and real estate -- even meteorites from outer space. Shows and auctions are available to 48 million plus U.S. households via MOS Cable Systems, Broadcast Stations and Direct TV and Dish Network simulcast around the world

3.  FILM PRODUCTION DIVISION

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

4.  DISTRIBUTION

ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. On November 6, 2007, Valencia Entertainment signed an agreement with Porchlight Distribution Inc. from Santa Monica Blvd., Los Angeles, for the worldwide distribution of all 40 episodes of A.J.’s Time Travelers. In December 2008, Valencia signed an agreement with Xtreme Fighting Championships (XFC) to produce and distribute 13 episodes of XFC’s mixed martial arts fighting championships worldwide and also to distribute future XFC promoted events for TV broadcast and home entertainment. In January 2009, XFC also contracted with HD Net to promote and broadcast new events during 2009 which Valencia will distribute worldwide outside of the HD Net broadcast.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 VS. DECEMBER 31, 2008

Revenues for the three months December 31, 2008 decreased by $201,367 or 75.2% % from $267,636 for the three months ended December 31, 2007 to $66,269 for the same period in 2008. The decrease in revenue was principally due to limited production contracts for the studio operations and the delay in the acquisition of MyFamily TV until December 2008.

Production costs for the three months ended December 31, 2008 increased from $0 for the three months ended December 31, 2007 to $107 for the same period in 2008.  The increase was primarily due to limited activity.

Depreciation and amortization expense for the three months ended December 31, 2008 increased by $16,453 or 259% from $6,335 for the three months ended December 31, 2007 to $22,788 for the same period in 2008. The increase was due to the acquisition of capital equipment in the form of satellite trucks and production assets at MyFamily TV.

General and administrative expenses for the three months ended December 31, 2008 decreased by $250,953 or 37.8 % from $664,569 for the three months ended December 31, 2007 to $413,542 for the same period in 2008. The decrease was due principally to limited production activity.

Interest expense for the three months ended December 31, 2008 decreased by $5,225 or 34.2 % from $15,278 for the three months ended December 31, 2007 to $20,343for the same period in 2008. The increase was due principally to some short term finance arrangements.

Due to the factors described above, the Company's net loss increased by $25,636 from $419,087 for the three months ended December 31, 2007 to $444,723 for the same period in 2008.

FUTURE OUTLOOK COMPANY UPDATE

On 15th December 2008, Valcom acquired a 100% interest in Faith TV LLC, now re-branded and launched as “MyFamily TV”, a new family focused TV network broadcasting through 69 affiliate TV stations as of February 2009 and with plans to add significantly more affiliates to this. Currently broadcasting to over 17 million households, MyFamily TV has also secured significant program blocks such the joint venture with PorchLight Entertainment, one of the world's leading independent suppliers of high quality entertainment, to launch a new children's programming block called KidMango. This will feature major kids titles such as Jay Jay the Jet Plane, Four Eyes and My Goldfish is Evil.

Valcom also signed a 3 year facilities and production agreement for television programming and related services with the Auction Network, a live-bid-to-picture interactive auction entertainment network that offers audiences compelling interactive programming merging the sport and spirit of live auction with the ability to watch, bid and win live, real-time, in H-D from anywhere in the world. These include the production of the 51st Annual Grammy Awards Live Charity Auction Benefiting MusiCares and Christmas with the Stars Celebrity Auction Benefits the Make-A-Wish Foundation hosted by Kathy, Rick, and Paris Hilton. Valcom will also broadcast some of these auction events on MyFamily TV, including the upcoming Busch Gardens ‘Art by Animals’ in March 28, 2009.

In February 2009, Valcom signed a memorandum to purchase America's Auction Network, one of the world's largest independent auction houses and one of the fastest growing shopping networks with the most diverse niche product lines from art, antiques, coins, collectibles, jewelry, gems and real estate -- even meteorites from outer space. Shows and auctions are available to 48 million plus U.S. households via MOS Cable Systems, Broadcast Stations and Direct TV and Dish Network simulcast around the world

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $444,723 and a negative cash flow from operations of $538,840 for the three months ended December 31, 2008, a working capital deficiency of $2,055,094 and an accumulated deficit of $18,177,829 at December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $34,224 on December 31, 2008 compared to $1,888 as at December 31, 2007. During the three months ended December 31, 2008, net cash used by operating activities totaled $538,840 compared to net cash used by operating activities of $69,038 for the comparable three - month period in 2007. Net cash provided by financing activities for the three months ended December 31, 2008 totaled $533.851 compared to $65,000 for the comparable three-month period in 2007.

The above cash flow activities yielded a net cash decrease of $ 53,192 during the three months ended December 31, 2008 compared to a decrease of $4,038 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a $ 2,055,094 as of December 31, 2008. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2008. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended December 31, 2008. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Laurus Master Fund and Chicago Title

Valcom had initiated an action against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in April 2003. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus and awarded attorney fees. Valcom appealed, contending that there were triable issues as to whether: (1) Valcom suffered damages; (2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3) Chicago Title breached its duties as the foreclosure trustee. Valcom argued in its appeal that Chicago Title was not entitled to attorney fees, and that the attorney fees awarded to Laurus were excessive.

Valcom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of Valcom Inc and it was concluded in the judgment that there were triable issues as to Valcom’s causes of action for accounting, breach of contract, conversion and violation of the Civil Code section 2924k.

Valcom has reasserted its claim against Laurus and Chicago Title for money damages based upon a foreclosure conducted by them. The case is set for trial on April 6, 2009.  No action or claim has been asserted against ValCom by these defendants.

VALCOM, INC. V. PTL PRODUCTIONS, INC., TROY LINGER, CHRIS LENTO DBA BRENTWOOD MAGAZINE,

Case number SC094099. This matter involves breach of contract and fraud against the Defendants for $380,000 filed on June 1, 2007 in the Superior Court of Los Angeles, Santa Monica District alleging breach of contract, specific performance, injunctive relief, declaratory relief, accounting and negligence. In this matter, Valcom is the plaintiff and sued the defendants for breach of contract with respect to Valcom’s purchase of Brentwood Magazine.  The parties are in settlement discussions and anticipate a settlement of this case at any time.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 25, 2008, the Company executed a convertible debenture in the principal amount of $100,000 payable to Able Income Fund, LLC convertible at the lower of (1) the VWAP for the three Regular Trading Days (which need not be consecutive) selected by the Holder from the 20 trading days ending on the trading day immediately before the relevant conversion date, multiplied by 70% or (2) $0.10 and warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company paid off the note in February 2009.

On January 6, 2009, the Company and Omnireliant Holdings, Inc. (“Omnireliant”) entered into a Note Purchase Agreement whereby the Company sold to Omnireliant a 10% Secured Convertible Promissory Note with a conversion price of $0.10 per share and a warrant to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.20 per share. The note may also be converted by the purchase by the Omnireliant from the Company of broadcast airtime or commercial slots at an ageed discount to the standard published rate card for such airtime or commercial slots.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS.

(A) Exhibits

10.1
Form of Convertible Debenture dated November 25, 2008 by and between Valcom, Inc. and Able Income Fund, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 1, 2008)

10.2
Form of Guaranty dated November 25, 2008 by and between Valcom, Inc. and Able Income Fund, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 1, 2008)

10.3
Form of Pledge Agreement dated November 25, 2008 by and between Valcom, Inc. and Able Income Fund, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 1, 2008)

10.4
Form of Warrant dated November 25, 2008 by and between Valcom, Inc. and Able Income Fund, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 1, 2008)

10.5
Form of Agreement for the Purchase and Sale of Common Stock by and among Faith TV LLC, A. Kenneth Curtis, Jim West, Mark McGregor and Valcom, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 19, 2008)

10.6
Form of Note Purchase Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009)

10.7
Form of 10% Secured Promissory Note dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009)

10.8
Form of Security Agreement dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009)

10.9
Form of Warrant dated January 6, 2009 by and between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009)

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

The Company incorporates by reference all exhibits to its Form 10-K for the year ending September 30, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALCOM, INC., a Delaware Corporation

Dated: February 23, 2009	By:	/s/ Vince Vellardita
Vince Vellardita
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Vince Vellardita	Chief Executive Officer,	February 23, 2009
Vince Vellardita	Chairman of the Board

By: /s/ Richard Shintaku	Director	February 23, 2009
Richard Shintaku

By: /s/ Frank O Donnell	Director	February 23, 2009
Frank O Donnell