Form 10-Q
period 2009-03-31
VALCOM, INC
filed 2009-05-20
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549

                                   FORM 10-Q

                                   (Mark one)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                        Commission file Number 0-28416

                                      or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the

                        SECURITIES EXCHANGE ACT OF 1934

                                 VALCOM, INC.
	    --------------------------------------------------------
            (Name of small business issuer specified in its charter)


          	Delaware                                     58-1700840
  ------------------------------------                -----------------------
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

YES [X] NO [ ]


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section}232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  [ ] Yes  [X] No.




Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer 	      [ ]

Non-accelerated filer   [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2009, the issuer had 25,023,158 shares of its $0.001 par value common stock outstanding.




UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In  the  opinion  of   management,   the  accompanying  consolidated  financial
statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of March 31, 2009 and the results of their operations and their cash flows for the three months ended March 31, 2009. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the three months ended March 31, 2009, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2008. Refer to the Company's Annual Report on Form 10- K for the year ended September 30, 2008 for further information.





                                 VALCOM, INC.
                                   FORM 10-Q


                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................2
Item 2.  Management's Discussion and Analysis or Plan of Operation......8
Item 3.  Quantitative and Qualitative Market Risk.......................11
Item 4.  Controls and Procedures........................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................12
Item 1A. Risk Factors...................................................12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....12
Item 3.  Defaults Upon Senior Securities................................13
Item 4.  Submission of Matters to a Vote of Security Holders............13
Item 5.  Other Information..............................................13
Item 6.  Exhibits.......................................................13
SIGNATURES..............................................................14







                                    PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
VALCOM, INC.


We have reviewed the accompanying consolidated balance sheet of Valcom, Inc. as of March 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three-month and six-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Valcom, Inc. as of September 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2009, we expressed an unqualified opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
May 19, 2009



6490 WEST DESERT INN ROAD, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX:
(702)253-7501






                                             VALCOM, INC.
                                 Condensed Consolidated Balance Sheets


                                                                    March 31,     	 September 30,
                                                                     2009            	     2008
                                                                  (unaudited)
								----------------	---------------

ASSETS


CURRENT ASSETS

	Cash							$	 352,106	$	 86,416
	Accounts receivable, net			 		 100,063 		      -
	Prepaid expense			 				  36,434 		 24,434
								----------------	---------------
		Total Current Assets		 			 488,603 		110,850
								----------------	---------------

PROPERTY and EQUIPMENT, net				 		 284,995 		 76,020
								----------------	---------------
OTHER ASSETS
	Deposits			 				       - 		      -
	Goodwill			 				 366,278
	Other assets			 			       1,250,000 	      1,000,000
								----------------	---------------
		Total Other Assets				       1,616,278 	      1,000,000
								----------------	---------------
		TOTAL ASSETS					$      2,389,876 	$     1,186,870
								================	===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

	Accounts payable and accrued expenses			$	 341,102 	$	468,364
	Accrued interest payable			 		 206,857 		166,061
	Deferred income			 				       - 		      -
	Due to related parties			 			 512,282 		 86,181
	Notes payable			 				 898,440 		412,173
								----------------	---------------
		Total Current Liabilities			       1,958,681 	      1,132,779
								----------------	---------------
LONG-TERM LIABILITIES
	Notes payable			 				       - 		      -
								----------------	---------------
		Total Long-Term Liabilities		 		       - 		      -
								----------------	---------------
		TOTAL LIABILITIES				       1,958,681 	      1,132,779
								----------------	---------------
STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Preferred stock, 1,000,000
	  shares authorized at par value of
	  $0.001, 38,000 shares issued and
	  outstanding			 				      38 		     38
	Series C Preferred stock, 25,000,000
	  shares authorized at par value of
	  $0.001, 7,921,666 shares issued and
	  outstanding			 				  10,041 		  9,591
	Common stock, 250,000,000 shares
	  authorized at par value of $0.001,
	  14,647,059 and  10,376,099 shares
	  issued and outstanding, respectively			 	  25,023 		 22,776
	Treasury stock, 35,000 shares					 (23,522)		(23,522)
	Additional paid-in capital			 	      18,391,028 	     17,778,314
	Accumulated deficit					     (17,971,413)	    (17,733,106)
								----------------	---------------
		Total Stockholders' Equity (Deficit)			 431,195 		 54,091
								----------------	---------------
		TOTAL LIABILITIES AND STOCKHOLDERS'
		  EQUITY (DEFICIT)				$      2,389,876 	$     1,186,870
								================	===============



    The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                           VALCOM, INC.
                                         Condensed Consolidated Statements of Operations
                                                           (unaudited)




                                                       For the Three Months Ended        		For the Six Months Ended
                                                                March 31,                        		March 31,
                                                     2009             	      2008          	      2009             	      2008
						---------------		----------------	----------------	----------------
REVENUES			 		$ 	318,935		$ 	 381,321	$ 	 385,204	$ 	 648,957
COST OF GOODS SOLD				 	      - 		   1,223 		     107 		   1,223
						---------------		----------------	----------------	----------------
GROSS MARGIN				 		318,935 		 380,098 		 385,097 		 647,734

OPERATING EXPENSES

	Advertising and marketing			(80,243)		     772 		 (26,105)		   1,313
	Depreciation expense			 	 32,588 		   6,335 		  55,377 		  12,670
	General and administrative			681,754 		 298,579 	       1,095,370 		 963,148
						---------------		----------------	----------------	----------------
		Total Operating Expenses		634,099 		 305,686 	       1,124,642 		 977,131
						---------------		----------------	----------------	----------------
LOSS FROM OPERATIONS			 	       (315,164)		  74,412 		(739,545)		(329,397)
						---------------		----------------	----------------	----------------
OTHER INCOME (EXPENSE)

	Gain (loss) on sale of equipment		      - 		       - 		       - 		       -
	Interest expense			 	(30,894)		 (15,278)		 (51,397)		 (30,556)
	Other income					552,475 		       - 		 552,635 		       -
						---------------		----------------	----------------	----------------
TOTAL OTHER INCOME (EXPENSE)				521,581 		 (15,278)		 501,238 		 (30,556)
						---------------		----------------	----------------	----------------
INCOME (LOSS) BEFORE INCOME TAXES			206,417 		  59,134 		(238,307)		(359,953)
INCOME TAX EXPENSE				 	      - 		       - 		       - 		       -
						---------------		----------------	----------------	----------------
NET INCOME (LOSS)				$	206,417		$	  59,134 	$	(238,307)	$	(359,953)
						===============		================	================	================
BASIC INCOME (LOSS) PER SHARE			$	   0.01 	$	    0.00 	$	   (0.01)	$	   (0.03)
						===============		================	================	================
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING			 	     24,834,493 	      13,976,099 	      24,148,362 	      12,776,099
						===============		================	================	================






                The accompanying notes are a integral part of these condensed consolidated financials statements.


                                                                          VALCOM, INC.
                                              Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                                                                           (unaudited)




																		Total
			   Series B		Series C							Additional			Stockholders'
		       Preferred Stock	    Preferred Stock	     Common Stock		Treasury	Paid-In		Accumulated	Equity
			Shares	Amount	Shares		Amount	 Shares		Amount		Stock		Capital		Deficit		(Deficit)
			------	------	----------	------	 ----------	-------		--------	-----------	------------	----------
Balance,
September 30,
2008	 		38,000 	    38 	 9,861,666 	 9,591 	 22,776,099 	 22,776 	 (23,522)	 17,778,314 	 (17,733,106)	    54,091

Preferred stock
issued for
purchase of
Faith TV	 	     - 	     - 	   100,000 	   100 	 	  - 	      - 	       - 	      8,900 	 	   - 	     9,000

Common stock
issued for
services	 	     - 	     - 	 	 - 	     - 	    869,729 	    870 	       - 	     86,103 	 	   - 	    86,973

Common stock
issued for
debt	 		     - 	     - 	 	 - 	     -    1,000,000 	  1,000 	       - 	     99,000 	 	   - 	   100,000

Net loss for
the three
months ended
December 31,
2008	 		     - 	     - 	 	 - 	     - 	     	  - 	      - 	       - 	      	  - 	    (444,723)	  (444,723)
			------	------	----------	------	 ----------	-------		--------	-----------	------------	----------
Balance,
December 31,
2008	 		38,000 	$   38 	 9,961,666     $ 9,691 	 24,645,828 	$24,646 	$(23,522)	$17,972,317 	$(18,177,829)	$ (194,659)
			======	======	==========	======	 ==========	=======		========	===========	============	==========
Balance ,
January 01,
2009	 		38,000 	$   38 	 9,961,666     $ 9,691 	 24,645,828 	$24,646 	$(23,522)	$17,972,317 	$(18,177,829)	$ (194,659)

Preferred stock
issued for cash				 5,000,000	   350							    249,750	     		   250,100

Preferred stock
issued for debt																		 0

Common stock
issued for																		 0
services							    252,330	    252		  		     43,974	 		    44,226

Common stock
issued for
debt				           			    125,000	    125				    124,987			   125,112
Common stock
issued for cash
									  0	      0		       			  0				 0
Net Profit/(Loss)
for the three
months ended
March 31, 2009		     0	      0		 0	     0		  0	      0		       0		  0	     206,416	   206,416
			------	------	----------	------	 ----------	-------		--------	-----------	------------	----------
Balance,
March 31,
2009	 		38,000 	$   38  14,961,666     $10,041 	 25,023,158 	$25,023 	$(23,522)	$18,391,028 	$(17,971,413)	$  431,195
			======	======	==========	======	 ==========	=======		========	===========	============	==========



                               The accompanying notes are an integral part of these condensed consolidaetd financial statements.


                                                         VALCOM, INC.
                                        Condensed Consolidated Statements of Cash Flows
                                                          (unaudited)


                                                                                 For the Six Months Ended
                                                                                        March 31,
                                                                              2009                    2008

									----------------	-----------------
OPERATING ACTIVITIES

	Net loss								(238,307)	$	 (359,953)
	Adjustments to reconcile net loss to
	  net cash used by operating activities:
		Depreciation expense						  55,377 		   12,670
		Common stock issued for services				 131,199 		  180,000
		Impairment of asset					 					-
	Changes in operating assets and liabilities
		(Increase) decrease in accounts receivable			(100,063)		  118,724
		(Increase) decrease in prepaid expenses				 (12,000)		  (33,680)
		Increase (decrease) in accrued interest payable			  40,796 		   30,556
		Increase (decrease) in accounts payable				(127,262)		  (73,615)
		Increase (decrease) in deferred income				       0 		  265,000
									----------------	-----------------
		Net Cash Used in Operating Activities				(250,260)		  139,702
									----------------	-----------------
 INVESTING ACTIVITIES

	Proceeds from sale of equipment						       -			-
	Purchase of Other Assets						 616,278
	Purchase of property and equipment					 264,352 			-
									----------------	-----------------
		Net Cash Used in Investing Activities				 880,630 			-
									----------------	-----------------
FINANCING ACTIVITIES

	Proceeds from preferred and common stock			 	 484,212 			-
	Proceeds from note payable 						  			   68,100
	Increase/Decrease in Related Parties Payables				 426,101
	Repayment of notes payable						 486,267 			-
									----------------	-----------------
		Net Cash Provided by Financing Activities		       1,396,580 		   68,100
									----------------	-----------------
		NET INCREAsE  IN CASH						 265,690 	   	  207,802

		CASH AT BEGINNING OF YEAR					  86,416 		    5,926
									----------------	-----------------
		CASH AT END OF YEAR						 352,106 	$	  213,728
									================	=================
SUPPLEMENTAL DISCLOSURES OF
 	CASH FLOW INFORMATION

	CASH PAID FOR:
		Interest		 				$	       - 	$	 	-
		Income Taxes						$	       - 	$	 	-

	NON CASH FINANCING ACTIVITIES:
		Common stock issued for debt		 		$	       - 	$	 	-


               The accompanying notes are an integral part of these condensed consoldiated financial statements.


                            VALCOM, INC.
        Notes to the Condensed Consolidated Financial Statements






NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full years.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT EVENTS

On December 15, 2008, the Company purchased all shares of FaithTV, LLC making it a wholly owned subsidiary of the Company. The purchase is reflected in the financial statements along with the operating results of FaithTV, LLC from December 16, 2008 through December 31, 2008. The purchase price was 100,000 shares of the Company's preferred stock valued at $0.09 per share. The Company also paid cash of $150,000 and issued a note payable for $750,000 for a total purchase price of $909,000. The

NOTE 3 - SIGNIFICANT EVENTS (Continued)

preferred stock is convertible to shares of the Company's common stock on a one share for one share basis. The purchase price was allocated based upon the fair value of the assets purchased as follows:



     Equipment                                     $250,000
     Film Library                                   250,000
     Goodwill                                       281,732
     Net Operating Assets of Faith TV               127,268
     						   --------
     Total                                         $909,000
						   ========

On March 24, 2009, Valcom and Laurus Master Fund, Ltd, a company organized under the laws of the Cayman Islands and Chicago Title Company, a California Corporation entered into a Settlement Agreement whereby Valcom resolved its previously asserted claims against Laurus and Chicago Title.


Pursuant to the terms of the  Agreement,  Laurus  agrees  to  pay  the  Company five hundred and fifty thousand dollars ($550,000) which was received by the Company's attorney on March 30th. Within ten calendar days after the Company receives payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title. This settlement is reflected as `Other Income' with full accrual made for legal costs relating to the settlement.

During the six months ended March 31, 2009, the Company issued 2,247,059 shares of its common stock and 5,100,000 shares of its Preferred Stock.

NOTE 4 - NEW ACCOUNTING PRINCIPLES

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

INTRODUCTION

PLAN OF OPERATION

As of March 31, 2009, ValCom, Inc. ("Valcom" or the "Company") operations were comprised of the following divisions:

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

ValCom, Inc. manages and operates the Tele-Production Center in Clearwater, Florida. This multi-million dollar state of the art facility in Clearwater, Florida, is a 33,000 square foot facility that sits on 5 1/2 acres and is a favorite of all major film studios and television networks. It houses two sound stages and a Broadcast Center. ValCom offers several flexible studio configuration options. It offers digital control rooms and studios that are perfectly suited for music video productions, commercials, television programs, industrial and training productions, direct response, media and satellite tours, web casting events and videoconferencing.

  2. TV STATIONS AND BROADCAST DIVISION


On December 15, 2008, Valcom acquired a 100% interest in Faith TV LLC, now re-branded and launched as "MyFamily TV", a new family focused TV network broadcasting through 75 affiliate TV stations , with plans to add significantly more to this. The re-branding has continued with a new range of programming scheduled to start in June 2009. The first such new programming MyFamily TV has secured is the joint venture with Porchlight Entertainment, one of the world's leading independent suppliers of high quality entertainment, and will see the launch of a new children's programming block called KidMango. This will feature major kids titles such as Jay Jay the Jet Plane, Four Eyes and My Goldfish is Evil.

In addition Valcom has a joint venture with New Global Communications, Inc. and owns a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.


  3. FILM PRODUCTION DIVISION

ValCom has a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway) and the 40 episode TV series A.J.'s Time Travelers. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co-produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

In the quarter to March 09, Valcom provided production support for the 51st Annual Grammy Awards Live Charity Auction and is scheduled to provide the production support and live web-cast production for the NBC Universal Propworks `Battlestar Galactica', both events handled by Valcom under its agreement with the Auction Network.


  4. DISTRIBUTION

ValCom also owns a small library of television content, which it distributes through Valencia Entertainment International. On November 6, 2007, Valencia Entertainment signed an agreement with Porchlight Distribution Inc. from Santa Monica Blvd., Los Angeles, for the worldwide distribution of all 40 episodes of A.J.'s Time Travelers. In December 2008, Valencia signed an agreement with Xtreme Fighting Championships (XFC) to produce and distribute 13 episodes of XFC's mixed martial arts fighting championships worldwide and also to distribute future XFC promoted events for TV broadcast and home entertainment. In January 2009, XFC also contracted with HD Net to promote and broadcast new events during 2009 which Valencia will distribute worldwide outside of the HD Net broadcast.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 200 9 VS. MARCH 31, 2008

Revenues for the three months March 31, 2009 decreased by $62,386 or 16.45% from $381,321 for the three months ended March 31, 2008 to $318,935 for the same period in 2009. The decrease in revenue was principally due to reduction in studio rental revenues.

Production costs for the three months ended March 31, 2009 decreased by $1,223 from $1,223 for the three months ended March 31, 2008 to $0 for the same period in 2009. The decrease in production costs was principally due to reduction in studio rental production. Depreciation and amortization expense for the three months ended March 31, 2009 was $32,588 compared to $6,335for the three months ended March 31, 2008.

General and administrative expenses for the three months ended March 31, 2009 increased by $383,175 or 128% from $298,579 for the three months ended March 31, 2008 to $681,754 for the same period in 2008. The decrease was due principally to acquisition of My Family TV expense.

Interest expense for the three months ended March 31, 2009 increased by $15,616 or 102% from $15,278 for the three months ended March 31, 2008 to $30,894 for the same period in 2009.

SIX MONTHS ENDED MARCH 31, 2009 VS. MARCH 31, 2008

Revenues for the six months March 31, 2009 decreased by $263,753 or 40.6% from $648,957 for the six months ended March 31, 2008 to $385,204f or the same period in 2009. The decrease in revenue was principally due to a reduction in studio rental revenues.

Production costs for the six months ended March 31, 2009 decreased by $1,116 or 91% from $1,223 for the six months ended March 31, 2008 to $107or the same period in 2009. The decrease in production costs was principally due to a reduction in studio rental production.

Depreciation and amortization expense for the six months ended March 31, 2009 was $55,377 compared to $12,670 for the six months ended March 31, 2008.

General and administrative expenses for the six months ended March 31, 2009 increased by $132,222 or 13.7% from $963,148 for the six months ended March 31, 2008 to $1,095,370 for the same period in 2009. The increase was due principally to the acquisition of My Family TV.

Interest expense for the six months ended March 31, 2009 increased by $20,841or 68.2% from $30,556 for the six months ended March 31, 2008 to $51,397for the same period in 2009. The increase was due principally to additional activity relating to the acquisition of My Family TV.

Other Income increased by $552,635 compared to $0 in the six months to March 31, 2008.

Due to the factors described above, the Company's net loss decreased by $121,646, from $359,953 for the six months ended March 31, 2008 to $238,307 for the same period in 2009.

FUTURE OUTLOOK COMPANY UPDATE

On December 15, 2008, Valcom acquired a 100% interest in Faith TV LLC, now re-branded and launched as "MyFamily TV", a new family focused TV network broadcasting through 75 affiliate TV stations as of February 2009 and with plans to add significantly more affiliates to this. Currently broadcasting to over 17 million households, MyFamily TV has also secured significant program blocks such the joint venture with Porchlight Entertainment, one of the world's leading independent suppliers of high quality entertainment, to launch a new children's programming block called KidMango. This will feature major kids titles such as Jay Jay the Jet Plane, Four Eyes and My Goldfish is Evil.

Valcom also signed a three- year facilities and production agreement for television programming and related services with the Auction Network, a live-bid-to-picture interactive auction entertainment network that offers audiences compelling interactive programming merging the sport and spirit of live auction with the ability to watch, bid and win live, real-time, in H-D from anywhere in the world. These include the production of the 51st Annual Grammy Awards Live Charity Auction Benefiting MusiCares and Christmas with the Stars Celebrity Auction Benefits the Make-A-Wish Foundation hosted by Kathy, Rick, and Paris Hilton. Valcom will also broadcast some of these auction events on MyFamily TV.

Valcom, together with various partners, has advanced plans to produce live TV auctions events and in particular real estate auction.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $238,307 and a negative cash flow from operations of $250,260 for the six months ended March 31, 2009, a working capital deficiency of $1,470,078 and an accumulated deficit of $17,971,413 at March 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $352,106 on March 31, 2009 compared to $213,728 as at March 30, 2008. During the six months ended March 31, 2009, net cash used by operating activities totaled $250,260 compared to net cash used in operating activities of $139,702 for the comparable six-month period in 2008. A significant portion of operating activities included payments for interest and production development costs. Net cash provided by financing activities for the six months ended March 31, 2009 totaled $1,398,580 compared to $68,100 for the comparable six-month period in 2008.

The above cash flow activities yielded a net cash increase of $265,690 during the six months ended March 31, 2009 compared to an increase of $207,802 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a negative $1,479,078 as of March 31, 2009. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2009. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


VALCOM V. CHICAGO TITLE COMPANY AND THE LAURUS MASTER FUND

On March 24, 2009, the Company and Laurus Master Fund, Ltd, a company organized under the laws of the Cayman Islands ("Laurus") and Chicago Title Company, a California Corporation ("Chicago Title") entered into a Settlement Agreement whereby the Company resolved it's previously asserted claims against Laurus and Chicago Title.

Pursuant to the terms of the Settlement Agreement, Laurus agrees to pay the Company five hundred and fifty thousand dollars ($550,000) within ten days of the signing of the Settlement Agreement. Within ten calendar days after the Company receives payment from Laurus, the Company shall file a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title shall file a Request for Dismissal of its claims against Laurus.

VALCOM, INC. V. PTL PRODUCTIONS, INC., TROY LINGER, CHRIS LENTO DBA BRENTWOOD MAGAZINE,

Case number SC094099. This matter involves breach of contract and fraud against the Defendants for $380,000 filed on June 1, 2007 in the Superior Court of Los Angeles, Santa Monica District alleging breach of contract, specific performance, injunctive relief, declaratory relief, accounting and negligence. In this matter, Valcom is the plaintiff and sued the defendants for breach of contract with respect to Valcom's purchase of Brentwood Magazine. The parties are in settlement discussions and anticipate a settlement of this case at any time.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 25, 2008, the Company executed a convertible debenture in the principal amount of $100,000 payable to Able Income Fund, LLC convertible at the lower of (1) the VWAP for the three Regular Trading Days (which need not be consecutive) selected by the Holder from the 20 trading days ending on the trading day immediately before the relevant conversion date, multiplied by 70% or (2) $0.10 and warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.10 per share. The Company paid off the note in February 2009.

On January 6, 2009, the Company and Omnireliant Holdings, Inc. ("Omnireliant") entered into a Note Purchase Agreement whereby the Company sold to Omnireliant a 10% Secured Convertible Promissory Note with a conversion price of $0.10 per share and a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.20 per share. The note may also be converted by the purchase by the Omnireliant from the Company of broadcast airtime or commercial slots at an agreed discount to the standard published rate card for such airtime or commercial slots.

On February 5, 2009, the Company entered into a Share Purchase Agreement with Rainy Day Holdings LLC for the purchase of Five Million Shares of ValCom Series C Preferred Stock. Series C Preferred Stock is convertible to ValCom Common Stock on a one to one basis at any time. This investment was accompanied by the invitation to Carl Austin Powers to join the Board of Directors of ValCom Inc. and Mr. Powers joined the Board of ValCom on February 5, 2009 and also joined the company in a full time capacity, under a 3 year agreement as Executive Vice President of Sales and Marketing.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

On February 5, 2009, Carl Austin Powers entered into  a  three  year  agreement
with  Valcom  to  become Executive Vice President of Sales and Marketing.    On
February 5, 2009, Mr. Powers joined the board of directors of Valcom.

ITEM 6 - EXHIBITS.

(A) Exhibits

10.1 Form of Note Purchase Agreement dated January 6, 2009 between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2009)

10.2 Form of 10% Secured Promissory Note dated January 6, 2009 between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2009)

10.3 Form of Security Agreement dated January 6, 2009 between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2009)

10.4 Form of Warrant dated January 6, 2009 between Valcom, Inc. and Omnireliant Holdings, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2009)

10.5 Memorandum of Understanding by and between Valcom, Inc. and Jeremiah's International Trading CO. Inc. dated February 5, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2009.

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

Dated: May _20, 2009

VALCOM, INC., A DELAWARE CORPORATION


By: /s/  Vince Vellardita
    ---------------------
    Vince  Vellardita
    Chief  Executive  Officer (Principal
    Executive Officer) and Chief Financial
    Officer (Principal Accounting and
    Financial Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                        DATE
--------------------------      ------------------------     ------------
By:  /s/ Vince  Vellardita      Chief Executive Officer,     May 20, 2009
    ----------------------      Chairman  of  the  Board
    Vince  Vellardita

By: /s/ Richard Shintaku        Director                     May 20, 2009
    --------------------
    Richard  Shintaku

By: /s/ Frank O Donnell         Director                     May 20, 2009
    -------------------
    Frank O Donnell

By: /s/ Carl Austin Powers      Director                     May 20, 2009
    ----------------------
    Carl Austin Powers