Form 10-Q
period 2009-06-30
VALCOM, INC
filed 2009-08-21
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549

                                   FORM 10-Q

                                   (Mark one)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2009, the issuer had 33,864,158 shares of its $0.001 par value common stock outstanding.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of June 30, 2009 and the results of their operations and their cash flows for the nine months ended June 30, 2009. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the nine months ended June 30, 2009, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2008. Refer to the Company's Annual Report on Form 10- K for the year ended September 30, 2008 for further information.



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



                                    PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                           VALCOM, INC.
                                               Condensed Consolidated Balance Sheets

        ASSETS

                                                                                    June 30,     September 30,
                                                                                      2009           2008
                                                                                  (unaudited)
										 -------------- --------------
CURRENT ASSETS

   Cash                                                                          $       91,092 $       86,416
   Accounts receivable, net                                                             229,873              -
   Prepaid expense                                                                      126,934         24,434
										 -------------- --------------
	Total Current Assets           							447,899        110,850
										 -------------- --------------
PROPERTY and  EQUIPMENT, net                                                           	252,407         76,020
										 -------------- --------------
OTHER ASSETS
   Deposits                                                                                   -              -
   Goodwill                                                                             366,278              -
   Other assets                                                                       1,250,000      1,000,000
										 -------------- --------------
	Total Other Assets           						      1,616,278      1,000,000
										 -------------- --------------
	TOTAL ASSETS           							 $    2,316,584 $    1,186,870
										 ============== ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                         $      581,165 $      468,364
   Accrued interest payable                                                             227,150        166,061
   Deferred income                                                                            -              -
   Due to related parties                                                               376,775         86,181
   Notes payable                                                                        690,000        412,173
										 -------------- --------------
	Total Current Liabilities                				      1,875,090      1,132,779
										 -------------- --------------

LONG-TERM
LIABILITIES
   Notes payable                                                                              -              -

	Total Long-Term Liabilities                     				      -              -


        TOTAL LIABILITIES            						      1,875,090      1,132,779
										 -------------- --------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Series B Preferred stock, 1,000,000 shares authorized
     at par value of $0.001, 38,000 shares issued and outstanding                            38             38
   Series C Preferred stock, 25,000,000 shares authorized
     at par value of $0.001, 14,691,395 shares issued and outstanding                    14,691          9,591
   Common stock, 250,000,000 shares authorized at par value
     of $0.001, 33,864,158 and  22,776,099 shares
     issued and outstanding, respectively                                                33,864         22,776
   Treasury stock, 35,000 shares                                                        (23,522)       (23,522)
   Additional paid-in capital                                                        18,734,312     17,778,314
   Accumulated deficit								    (18,317,889)   (17,733,106)
										 -------------- --------------
Total Stockholders' Equity (Deficit)           						441,494         54,091
										 -------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)      			 $    2,316,584 $    1,186,870
										 ==============	==============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                                                 4






                                                           VALCOM, INC.
                                          Condensed Consolidated Statements of Operations
                                                            (unaudited)




                                                             For the Three Months Ended           For the Nine Months Ended
                                                                      June 30,                            June 30,
                                                                2009            2008          	    2009             2008
							    ------------    ------------ 	-------------    ------------

REVENUES                                                    $    262,692    $    190,961 	$     647,896    $    839,918
COST OF GOODS SOLD                                                     -             230           	  107           1,453
							    ------------    ------------ 	-------------    ------------
GROSS MARGIN                                                     262,692         190,731       	      647,789         838,465

OPERATING EXPENSES

   Advertising and marketing                           		  53,141             906               27,036           2,219
   Depreciation expense                       			  32,588           6,335               87,965          19,005
   General and administrative                              	 500,846         309,420    	    1,596,216       1,272,568
							    ------------    ------------ 	-------------    ------------

	Total Operating Expenses               			 586,575         316,661     	    1,711,217       1,293,792
							    ------------    ------------ 	-------------    ------------
LOSS FROM OPERATIONS                                            (323,883)       (125,930)   	   (1,063,428)       (455,327)
							    ------------    ------------ 	-------------    ------------
OTHER INCOME (EXPENSE)

   Gain (loss) on sale of equipment                         	       -               -             	    -               -
   Interest expense                         			 (22,793)        (15,278)     	      (74,190)        (45,834)
   Other income                                  		     200               -       	      552,835               -
							    ------------    ------------ 	-------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                     (22,593)        (15,278)      	      478,645        (45,834)
							    ------------    ------------ 	-------------    ------------
INCOME (LOSS) BEFORE                                            (346,476)       (141,208)     	     (584,783)       (501,161)
INCOME TAXES
INCOME TAX EXPENSE                                                     -               -             	    -               -
							    ------------    ------------ 	-------------    ------------
NET INCOME (LOSS)                                           $   (346,476)   $  (141,208) 	$    (584,783)   $   (501,161)
							    ============    ============ 	=============    ============

BASIC INCOME (LOSS) PER SHARE                               $      (0.01)   $     (0.01) 	$       (0.02)   $      (0.04)
							    ============    ============ 	=============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		      29,443,658      15,078,599    	   28,320,129      13,627,349
							    ============    ============ 	=============    ============








The accompanying notes are a integral part of these condensed consolidated financials statements.
                                                                 5



                                                                          VALCOM, INC.
                                              Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                                                                           (unaudited)




																		Total
			   Series B		Series C							Additional			Stockholders'
		       Preferred Stock	    Preferred Stock	     Common Stock		Treasury	Paid-In		Accumulated	Equity
			Shares	Amount	Shares		Amount	 Shares		Amount		Stock		Capital		Deficit		(Deficit)
			------	------	----------	------	 ----------	-------		--------	-----------	------------	----------
Balance,
September 30,
2008	 		38,000 	    38 	 9,861,666 	 9,591 	 22,776,099 	 22,776 	 (23,522)	 17,778,314 	 (17,733,106)	    54,091

Preferred stock
issued for
purchase of
Faith TV	 	     - 	     - 	   100,000 	   100 	 	  - 	      - 	       - 	      8,900 	 	   - 	     9,000

Preferred stock
issued for cash		     -	     -	 5,000,000	   350		  -	      - 	       -	    249,750	     	   -	   250,100

Common stock
issued for
services		     -	     -		 -	     -	  2,313,059	  2,313		       -	    188,436		   -	   190,749

Common stock
issued for cash		     -	     -		 -	     -	  5,000,000	  5,000		       -	     95,000		   -	   100,000

Common stock
issued for
debt			     -	     -		 -	     -	  3,775,000	  3,775		       -	    418,662		   -	   422,437

Net (Loss)
for the nine
months ended
June 30, 2009		     -	     -		 -	     -		  -	      -		       -		  -	    (584,783)	  (584,783)
			------	------	----------	------	 ----------	-------		--------	-----------	------------	----------
Balance,
June 30,
2009	 		38,000 	$   38  14,961,666     $14,691 	 33,864,158 	$33,864 	$(23,522)	$18,734,312 	$(18,317,889)	$  441,494
			======	======	==========	======	 ==========	=======		========	===========	============	==========



The accompanying notes are an integral part of these condensed consolidaetd financial statements.
                                                                    6





					 VALCOM, INC.
			Condensed Consolidated Statements of Cash Flows
					 (unaudited)


				 				 For the Nine Months Ended
									  June 30,
								  2009		    2008
							       ---------	-----------
OPERATING ACTIVITIES

   Net loss			 				(584,783)	$  (501,161)
   Adjustments to reconcile net loss to
       net cash used by operating activities:
     	Depreciation expense		 			  87,965 	     19,005
     	Common stock issued for services		 	 190,749 	    312,300
     	Impairment of asset		 			       -   		  -
   Changes in operating assets and liabilities
	(Increase) decrease in accounts receivable		(229,873)	    100,473
	(Increase) decrease in prepaid expenses		 	(102,500)	    (57,159)
	(Increase) decrease in other assets					    (57,829)
	Increase (decrease) in accrued interest payable		  61,089 	     45,834
	Increase (decrease) in accounts payable		 	 114,086 	    (77,716)
	Increase (decrease) in deferred income		 	       -   	    265,000
							       ---------	-----------
   Net Cash Used in Operating Activities		 	(463,267)	     48,747

 INVESTING ACTIVITIES

   Purchase of Other Assets			 		 616,278 		  -
   Purchase of property and equipment			 	 264,352 		  -
							       ---------	-----------
   Net Cash Used in Investing Activities			 880,630 		  -
							       ---------	-----------
FINANCING ACTIVITIES

   Proceeds from preferred and common stock			 584,212 		  -
   Proceeds from note payable 			 		 140,000 	     68,100
   Increase/Decrease in Related Parties Payables		 213,094 		  -
   Repayment of notes payable			 		 411,267 		  -
							       ---------	-----------
   Net Cash Provided by Financing Activities		       1,348,573 	     68,100
							       ---------	-----------
   NET INCREASE  IN CASH					   4,676 	    116,847

   CASH AT BEGINNING OF YEAR		 			  86,416 	      5,926
							       ---------	-----------
   CASH AT END OF YEAR		 				  91,092 	$   122,773
								 =======	===========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:
	Interest		 				       -   	$	  -
	Income Taxes		 				       -   	$	  -

   NON CASH FINANCING ACTIVITIES:
	Common stock issued for debt		 		       -   	$	  -

The accompanying notes are an integral part of these condensed consoldiated financial statements.
7




                                 VALCOM, INC.

           Notes to the Condensed Consolidated Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full years.

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

     Equipment                                        $ 250,000
     Film Library                                       250,000
     Goodwill                                           281,732
     Net Operating Assets of Faith TV           	127,268
     						      ---------
     Total                                            $ 909,000
						      =========

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

     During the second quarter Valcom tested the concept of using television promotions and the auction format, both live-television and on-line, to promote the sale of real estate properties. The company's primary focus has been on REO properties utilizing its production and media promotion capabilities. On June 19, 2009, Valcom entered into an agreement with Florida Opportunities, Inc. ("FOI"), an investor in real estate properties, to sell REO properties in an on-line auction format promoted by television advertising. The company has an agreement with FOI to share in the profits of the sale of properties on a 50:50 basis after expenses are deducted through a joint venture, Sun Investment Services, LLC ("Sun"). Sun is jointly owned (50:50) by Valcom and FOI. The Parties are currently negotiating an operating agreement for Sun with FOI for future auctions. Valcom is also in active discussion with other entities to market and promote properties utilizing its real estate promotion and auction format.

     During the nine months ended June 30, 2009, the Company issued 11,088,059 shares of its common stock and 5,100,000 shares of its Preferred Stock.

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

NOTE 5 - SUBSEQUENT EVENTS

     Valcom entered into a Letter of Intent with ABEX Capital Inc. on July 25, 2009 to invest $2,000,000 into the Company. The agreement is subject to ABEX satisfactory due diligence and a final agreement with the initial investment into the Company no later than September 15, 2009. ABEX will acquire 51% of the fully diluted share-capital of Valcom and receive 2 board seats.







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

INTRODUCTION

PLAN OF OPERATION

As of June 30, 2009, ValCom, Inc. ("Valcom" or the "Company") operations were comprised of the following divisions:

1. Studio Rental Division

2. TV Stations and Broadcast Division

3. Film and Television Production

4. Distribution

5. Real Estate Promotion and Auctions

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

2. TV STATIONS AND BROADCAST DIVISION

On December 15, 2008, Valcom acquired a 100% interest in Faith TV LLC, now re-branded and launched as "MyFamily TV", a new family focused TV network broadcasting through 75 affiliate TV stations , with plans to add significantly more to this. The re-branding has continued with a new range of programming begun in June 2009. The first such new programming MyFamily TV has secured is the joint venture with Porchlight Entertainment, one of the world's leading independent suppliers of high quality entertainment, and will see the launch of a new children's programming block called KidMango. This will feature major kids titles such as Jay Jay the Jet Plane, Four Eyes and My Goldfish is Evil. Valcom has grown MyFamily TV carriage from 12 million households to 57 million households in six months and is continuing to look for opportunities to expand.

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

5. REAL ESTATE PROMOTION AND AUCTIONS

Valcom has tested the concept of using television promotions and the auction format, both live-television and on-line, to promote the sale of real estate properties. The company's primary focus has been on REO properties utilizing its production and media promotion capabilities. Valcom entered into an agreement dated June 19, 2009 with Florida Opportunities, Inc. ("FOI"), an investor in real estate properties, to sell REO properties in an on-line auction format promoted by television advertising. The company has an agreement with FOI to share in the profits of the sale of properties on a 50:50 basis after expenses are deducted through a joint venture. The company intends to expend its capabilities in real estate promotions and auctions.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 VS. JUNE 30, 2008

Revenues for the three months June 30, 2009 increased by $71,731 or 38% from $190,961 for the three months ended June 30, 2008 to $262,692 for the same period in 2009. The increase in revenue was principally due to revenues generated by MyFamilyTV.

Depreciation and amortization expense for the three months ended June 30, 2009 increased to $32,588for the three months ended June 30, 2009 compared to 6,335for the same period in 2008 due to the increased asset base purchased from FaithTV.

General and administrative expenses for the three months ended June 30, 2009 increased by $191,426 or 62% from $309,420 for the three months ended June 30, 2008 to $500,846 for the same period in 2009. The increase was due principally to higher operating costs in preparation for the Company's entry into real estate promotion and auctions.

Interest expense for the three months ended June 30, 2009 increased by $7,515 or 49% from $15,278 for the three months ended June 30, 2008 to $22,793for the same period in 2009. The increase was due principally to the note for the purchase of FaithTV.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2009 VS. JUNE 30, 2008

Revenues for the nine months June 30, 2009 decreased by $192,022 or 23% from $839,918 for the nine months ended June 30, 2008 to $647,896 for the same period in 2009. The decrease in revenue was principally due to the drop in television production and advertising revenues related to the general economic slowdown.

Depreciation and amortization expense for the nine months ended June 30, 2009 increased to $87,965 for the nine months ended June 30, 2009 compared to $19,005 for the same period in 2009 due to the increased asset base purchased from FaithTV.

General and administrative expenses for the nine months ended June 30, 2009 increased by $323,648 or 25% from $1,272,568 for the nine months ended June 30, 2008 to $1,596,216for the same period in 2009. The increase was due principally to.

Interest expense for the nine months ended June 30, 2009 increased by $28,356 or 62% from $45,834 for the nine months ended June 30, 2008 to $74,190 for the same period in 2009. The increase was due principally to the note for the purchase of FaithTV.

Due to the factors described above, the Company's net loss increased by $83,622 from $501,161 for the nine months ended June 30, 2008 to $584,783for the same period in 2009.

FUTURE OUTLOOK

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry. On December 15, 2008, Valcom acquired 100% interest in Faith TV LLC, now re-branded and launched as "My Family TV," a new family focused TV network broadcasting through 75 affiliate TV stations as of August 2009 and with plans to add significantly more affiliates. Currently broadcasting to over 57 million households, MyFamily TV has also secured significant program blocks such as the joint venture with Porchlight Entertainment, one of the world's leading independent suppliers of high quality entertainment, to launch a new children's programming block called KidMango, which has been well received.

During the second quarter Valcom tested the concept of using television promotions and the auction format, both live-television and on-line, to promote the sale of real estate properties. The company's primary focus has been on REO properties utilizing its production and media promotion capabilities. Valcom entered into an agreement dated June 19, 2009 with Florida Opportunities, Inc. ("FOI"), an investor in real estate properties, to sell REO properties in an on-line auction format promoted by television advertising. The company has an agreement with FOI to share in the profits of the sale of properties on a 50:50 basis after expenses are deducted through a joint venture, Sun Investment Services, LLC ("Sun"). Sun is jointly owned (50:50) by Valcom and FOI and the Parties are currently negotiating an operating agreement for future auctions. Valcom is also in active discussion with other entities to market and promote properties utilizing its auction promotion format.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $584,783and a negative cash flow from operations of $463,267for the nine months ended June 30, 2009, a working capital deficiency of $1,427,191and an accumulated deficit of $18,317,889 at June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $91,092 on June 30, 2009 compared to $ 122,773 as at June 30, 2008. During the nine months ended June 30, 2009, net cash used by operating activities totaled $(463,267) compared to net cash used in operating activities of $48,747 for the comparable nine-month period in 2008. A significant portion of operating activities included payments for interest and production development costs. Net cash provided by financing activities for the nine months ended June 30, 2009 totaled $1,348,573compared to $68,100for the comparable nine-month period in 2008.

The above cash flow activities yielded a net cash increase of $4,676 during the nine months ended June 30, 2009 compared to an increase of $116,847 during the comparable prior period in 2008.

Net working capital (current assets less current liabilities) was a deficit of $1,427,191 as of June 30, 2009. The Company will need to raise funds through various financings or find a suitable merger partner to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

SUBSEQUENT EVENTS

Valcom entered into a Letter of Intent with ABEX Capital Inc. on July 25, 2009 to invest $2,000,000 into the Company. The agreement is subject to ABEX satisfactory due diligence and a final agreement with the initial investment into the Company no later than September 15, 2009. ABEX will acquire 51% of the full diluted share-capital of Valcom and receive 2 board seats.


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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2009 Quarter ended June 30, 2009. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 Quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS COMPANY

None

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2009 Valcom issued 1,000,000 shares of its Common Stock at $0.10 per share in lieu of payment of $100,000 toward the note for the acquisition of FaithTV.

On May 4, 2009 Valcom issued 1,428,571 shares of its Common Stock at $0.07 per share for cash from Asia Pacific Holdings LTD.

On May 14, 2009 Valcom issued 1,191,000 shares of its Common Stock at $0.05 per share in a negotiated settlement of $59,550 shared equally between Venturetek and Krovim related to a violation of their registration rights agreement.

On May 14, 2009 Valcom issued 1,500,000 shares of its Common Stock at $0.05 per share in lieu of payment of $75,000 toward the note for the acquisition of FaithTV.

On June 5, 2009 Valcom entered a Participation Agreement with Bay-Gulf Partners, LLC for a Convertible Note for $100,000. The note is convertible into Valcom Common Stock at a conversion rate of $0.10 per share or 1,000,000 shares if converted in total. The note has a one-year term and a 10% interest rate and may be repaid or converted at the option of Bay-Gulf Partners, LLC.

On June 9, 2009 Valcom entered a Participation Agreement with Bay-Gulf Homes, LLC for a Convertible Note for $40,000. The note is convertible into Valcom Common Stock at a conversion rate of $0.10 per share or 40,000 shares if converted in total. The note has a one-year term and a 10% interest rate and may be repaid or converted at the option of Bay-Gulf Homes, LLC.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE.

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

Dated: August 20, 2009

VALCOM, INC., A DELAWARE CORPORATION


By: /s/  Vince Vellardita
    ---------------------
    Vince  Vellardita
    Chief  Executive  Officer (Principal
    Executive Officer) and Chief Financial
    Officer (Principal Accounting and
    Financial Officer)