Form 10-Q/A
period 2009-06-30
VALCOM, INC
filed 2009-10-05
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549

                                  FORM 10-Q/A

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

  [ ] Yes  [ ] No




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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 2009, the issuer had 44,063,983 shares of its $0.001 par value common stock outstanding.





                               EXPLANATORY NOTE

On August 21, 2009, Valcom, Inc. (the "Company") filed its Form 10-Q for the period ended June 30, 2009 without the review of its auditors, Seale and Beers, CPAs. The Company is filing this 10-Q/A upon the completion of the review of Seale and Beers, CPAs

UNAUDITED INTERIM FINANCIAL STATEMENTS

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

                                 VALCOM, INC.

                                   FORM 10-Q

                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................2
Item 2.  Management's Discussion and Analysis or Plan of Operation......10
Item 3.  Quantitative and Qualitative Market Risk.......................11
Item 4.  Controls and Procedures........................................12

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




                                    PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Valcom, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Valcom, Inc. as of June 30, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Corporation's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been reviewed assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $19,239,761 as of June 30, 2009, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ SEALE AND BEERS, CPAS
------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
September 29, 2009


6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146
(702) 253-7492 FAX: (702)253-7501




                                                VALCOM, INC.
                                    Condensed Consolidated Balance Sheets

        ASSETS

                                                                                    June 30,     September 30,
                                                                                      2009           2008
                                                                                  (unaudited)
                                                                                 -------------- --------------
CURRENT ASSETS

   Cash                                                                          $       91,092 $       86,416
   Accounts receivable, net                                                             229,873              -
   Prepaid expense                                                                      114,934         24,434
                                                                                 -------------- --------------
        Total Current Assets                                                            435,899        110,850
                                                                                 -------------- --------------
PROPERTY and  EQUIPMENT, net                                                             59,423         76,020
                                                                                 -------------- --------------
OTHER ASSETS
   Deposits                                                                                   -              -
   Other assets                                                                       1,000,000      1,000,000
                                                                                 -------------- --------------
        Total Other Assets                                                            1,000,000      1,000,000
                                                                                 -------------- --------------
        TOTAL ASSETS                                                             $    1,495,322 $    1,186,870
                                                                                 ============== ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                         $      590,775 $      468,364
   Accrued interest payable                                                             227,150        166,061
   Deferred income                                                                            -              -
   Due to related parties                                                               376,775         86,181
   Notes payable                                                                        550,000        412,173
   Convertible notes payable								140,000		     -
                                                                                 -------------- --------------
        Total Current Liabilities                                                     1,884,700      1,132,779
                                                                                 -------------- --------------

LONG-TERM
LIABILITIES
   Notes payable                                                                              -              -
                                                                                 -------------- --------------
        Total Long-Term Liabilities                                                           -              -
                                                                                 -------------- --------------
        TOTAL LIABILITIES                                                             1,884,700      1,132,779
                                                                                 -------------- --------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Series B Preferred stock, 1,000,000 shares authorized
     at par value of $0.001, 38,000 shares issued and outstanding                            38             38
   Series C Preferred stock, 25,000,000 shares authorized
     at par value of $0.001, 14,691,395 shares issued and outstanding                    14,691          9,591
   Common stock, 250,000,000 shares authorized at par value
     of $0.001, 33,864,158 and  22,776,099 shares
     issued and outstanding, respectively                                                33,864         22,776
   Treasury stock, 35,000 shares                                                        (23,522)       (23,522)
   Additional paid-in capital                                                        18,825,312     17,778,314
   Accumulated deficit                                                              (19,239,761)   (17,733,106)
                                                                                 -------------- --------------
Total Stockholders' Equity (Deficit)                                                   (389,378)        54,091
                                                                                 -------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)                              $    1,495,322 $    1,186,870
                                                                                 ============== ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                                                 2










                                                           VALCOM, INC.
                                          Condensed Consolidated Statements of Operations
                                                            (unaudited)




                                                             For the Three Months Ended           For the Nine Months Ended
                                                                      June 30,                            June 30,
                                                                2009            2008                2009             2008
                                                            ------------    ------------        -------------    ------------

REVENUES                                                    $    262,692    $    190,961        $     647,896    $    839,918
COST OF GOODS SOLD                                                     -             230                                1,453
                                                            ------------    ------------        -------------    ------------
GROSS MARGIN                                                     262,692         190,731              647,896         838,465

OPERATING EXPENSES

   Advertising and marketing                                      53,141             906               27,036           2,219
   Depreciation expense                                           32,588           6,335               87,965          19,005
   General and administrative                                    522,456         309,420            1,617,933       1,272,568
   Asset impairment charge					 900,262			      900,262
                                                            ------------    ------------        -------------    ------------

        Total Operating Expenses                               1,508,447         316,661            2,633,196       1,293,792
                                                            ------------    ------------        -------------    ------------
LOSS FROM OPERATIONS                                          (1,245,755)       (125,930)          (1,985,300)	     (455,327)
                                                            ------------    ------------        -------------    ------------
OTHER INCOME (EXPENSE)

   Gain (loss) on sale of equipment                                    -               -                    -               -
   Interest expense                                              (22,793)        (15,278)             (74,190)        (45,834)
   Other income                                                      200               -              552,835               -
                                                            ------------    ------------        -------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                     (22,593)        (15,278)             478,645        (45,834)
                                                            ------------    ------------        -------------    ------------
INCOME (LOSS) BEFORE                                          (1,268,348)       (141,208)          (1,506,655)       (501,161)
INCOME TAXES
INCOME TAX EXPENSE                                                     -               -                    -               -
                                                            ------------    ------------        -------------    ------------
NET INCOME (LOSS)                                           $ (1,268,348)   $  (141,208)        $  (1,506,655)   $   (501,161)
                                                            ============    ============        =============    ============

BASIC INCOME (LOSS) PER SHARE                               $      (0.04)   $     (0.01)        $       (0.05)   $      (0.04)
                                                            ============    ============        =============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 29,443,658      15,078,599           28,320,129      13,627,349
                                                            ============    ============        =============    ============



The accompanying notes are a integral part of these condensed consolidated financials statements.
                                                                 3



					 VALCOM, INC.
		Condensed Consolidated Statements of Stockholders' Equity (Deficit)
 					  (unaudited)


	 			Series B Preferred Stock 	Series C Preferred Stock 	      Common Stock
	 			Shares 		  Amount 	Shares 		 Amount 	Shares 		 Amount
				------		  ------	---------	 ------		----------	 ------
Balance, September 30, 2008	38,000 		      38 	9,591,395 	  9,591 	22,776,099 	 22,776

Preferred stock issued for
  purchase of Faith TV	 	     -   	       -   	  100,000 	    100 		 -   	      -

Preferred stock issued for cash	     -   	       -   	5,000,000 	  5,000 		 -   	      -

Common stock issued for
  services	 		     -   	       -   		-   	      -   	 2,313,059 	  2,313

Common stock issued for cash	     -   	       -   		-   	      -   	 5,000,000 	  5,000

Common stock issued for debt	     -   	       -   		-   	      -   	 3,775,000 	  3,775

Net loss for the nine months
  ended June 30, 2008	 	     -   	       -   		-   	      -   		 -   	      -
				------		  ------       ----------	-------		----------	-------
Balance, June 30, 2009	 	38,000 		  $   38       14,691,395 	$14,691 	33,864,158 	$33,864
				======		  ======       ==========	=======		==========	=======




The accompanying notes are an integral part of these condensed consolidaetd financial statements.
                                                                    4





					 VALCOM, INC.
		Condensed Consolidated Statements of Stockholders' Equity (Deficit)
 					  (unaudited)
					  (Continued)

										 	Total
	   			 			Additional 			Stockholders'
	 				Treasury 	Paid-In 	Accumulated 	Equity
	 				Stock 		Capital 	Deficit 	(Deficit)
					--------	----------	-----------	------------
Balance, September 30, 2008		 (23,522)	17,778,314 	(17,733,106)	      54,091

Preferred stock issued for
  purchase of Faith TV		 	       -   	    99,900 		  -   	     100,000

Preferred stock issued for cash		       -   	   245,000 		  -   	     250,000

Common stock issued for
  services		 		       -   	   188,436 		  -   	     190,749

Common stock issued for cash		       -   	    95,000 		  -   	     100,000

Common stock issued for debt		       -   	   418,662 		  -   	     422,437

Net loss for the nine months
  ended June 30, 2008		 	       -   		 -   	 (1,506,655)	  (1,506,655)
					--------       -----------     ------------	------------
Balance, June 30, 2009	 		$(23,522)      $18,825,312     $(19,239,761)	$   (389,378)
					========       ===========     ============	============



The accompanying notes are an integral part of these condensed consolidaetd financial statements.
                                                                    5


                                         VALCOM, INC.
                        Condensed Consolidated Statements of Cash Flows
                                         (unaudited)


                                                                 For the Nine Months Ended
                                                                          June 30,
                                                                  2009              2008
                                                               -----------      -----------
OPERATING ACTIVITIES

   Net loss                                                    $(1,506,655)     $  (501,161)
	Adjustments to reconcile net loss to
	  net cash used by operating activities:
	Depreciation expense			 		    87,965 	     19,005
	Common stock issued for services			   190,749	    312,300
	Impairment of asset			 		   900,262		  -
   Changes in operating assets and liabilities
	(Increase) decrease in accounts receivable		  (229,873)	    100,473
	(Increase) decrease in prepaid expenses			   (90,500)	    (57,159)
	(Increase) decrease in other assets					    (57,829)
	Increase (decrease) in accrued interest payable		    61,089 	     45,834
	Increase (decrease) in accounts payable			   122,411 	    (77,716)
	Increase (decrease) in deferred income			 	 -   	    265,000
                                                               -----------      -----------
	Net Cash Used in Operating Activities			  (464,552)	     48,747
                                                               -----------      -----------
 INVESTING ACTIVITIES

   Purchase of Other Assets				 	  (616,278)		  -
   Purchase of property and equipment				  (264,352)		  -
                                                               -----------      -----------
	Net Cash Used in Investing Activities			  (880,630)		  -
                                                               -----------      -----------
FINANCING ACTIVITIES

   Proceeds from preferred and common stock			   781,437 		  -
   Proceeds from convertible notes payable 			   140,000 	     68,100
   Increase/Decrease in related parties payables		   290,594 		  -
   Proceeds from notes payable				 	   137,827 		  -
                                                               -----------      -----------
	Net Cash Provided by Financing Activities		 1,349,858 	     68,100
                                                               -----------      -----------
	NET INCREASE  IN CASH			 		     4,676 	    116,847

	CASH AT BEGINNING OF YEAR			 	    86,416 	      5,926
                                                               -----------      -----------
	CASH AT END OF YEAR				       $    91,092 	$   122,773
							       ===========	===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

 CASH PAID FOR:
	Interest					       $	 -   	$	  -
	Income Taxes					       $	 -   	$	  -

 NON CASH FINANCING ACTIVITIES:
	Common stock issued for debt			       $	 -   	$	  -



The accompanying notes are an integral part of these condensed consoldiated financial statements.
							6


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

NOTE 2 - INDUSTRY SEGMENTS

     In accordance with the provisions of Statement of Financial Accounting Standards No. 131, (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker ("CODM") related to the allocation of resources and in the resulting assessment of the segment's overall performance. The measure used by the Company's CODM is a business segment's gross profit. As of and for the three months ended June 30, 2009, the Company had three continuing industry segments.




                             	 For the three months		 For the nine months
				    ended 6/30/09		    ended 6/30/09
				----------------------		----------------------
					COSTS				COSTS
					OF	GROSS			OF	GROSS
SEGMENT NAME                  	REVENUE	SALES	PROFIT		REVENUE	SALES	PROFIT
------------			-------	-----	-------		-------	-----	-------
Studio Rental Division        	127,602     -   127,602		279,231     -  	279,231
TV Stations                   	101,210     -   101,210		203,027     -  	203,027
Film and Television Production 	 33,880     -    33,880		165,638     -  	165,638
				-------	-----	-------		-------	-----	-------
Total for Quarter             	262,692         262,692		647,896         647,896
				=======	=====	=======		=======	=====	=======



NOTE 3 - GOING CONCERN

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

NOTE 4 - SIGNIFICANT EVENTS

     On December 15, 2008, the Company purchased all shares of FaithTV, LLC making it a wholly owned subsidiary of the Company. The purchase is reflected in the financial statements along with the operating results of FaithTV, LLC from December 16, 2008 through December 31, 2008. The purchase price in the agreement was 100,000 shares of the Company's Class C preferred stock valued at $1.00 per share. The Company also paid cash of $150,000 and issued a note payable for $750,000 for a total purchase price of $1,000,000. The preferred stock is convertible to shares of the Company's common stock on a one share for one share basis.

     While the Company anticipates future revenues and profits from the acquisition, as of June 30, 2009, the operations and results have not been adequate to support the book value of the assets acquired, as estimated by the Company's management at the time of purchase. Estimation of future sales could not be determined, and no formal appraisals of the acquired assets were obtained. Based on the above factors, the Company concluded that the net book valuation of the film library, the equipment and intangible totaling $900,262 could not be fully supported and therefore as of June 30, 2009, the Company deemed the assets impaired and wrote them off.


     On March 24, 2009, Valcom and Laurus Master Fund, Ltd, a company organized under the laws of the Cayman Islands and Chicago Title Company, a California Corporation entered into a Settlement Agreement whereby Valcom resolved its previously asserted claims against Laurus and Chicago Title. Pursuant to the terms of the Agreement, Laurus agrees to pay the Company five hundred and fifty thousand dollars ($550,000) which was received by the Company's attorney on March 30th. Within ten calendar days after the Company received payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title. This settlement is reflected as `Other Income' with full accrual made for legal costs relating to the settlement.


     During the second quarter Valcom tested the concept of using television promotions and the auction format, both live-television and on-line, to promote the sale of real estate properties. The company's primary focus has been on REO properties utilizing its production and media promotion capabilities.

     On June 5, 2009, Valcom entered into a conventional convertible note for $100,000 with a fixed conversion price of $0.10 per share. The note has an interest rate of 10% and a maturity one year from the date of issuance. The note may be repaid or converted at the option of the holder. The note is secured by real estate properties to be sold through an on-line auction format promoted by television advertising. The proceeds from the sale of properties purchased with the proceeds shall be shared 50:50 by the holder and the Company.

     On June 9, 2009, Valcom entered into a conventional convertible note for $40,000 with a fixed conversion price of $0.10 per share. The note has an interest rate of 10% and a maturity one year from the date of issuance. The note may be repaid or converted at the option of the holder. The note is secured by real estate properties to be sold through an on-line auction format promoted by television advertising. The proceeds from the sale of properties purchased with the proceeds shall be shared 50:50 by the holder and the Company.

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

NOTE 5 - NEW ACCOUNTING PRINCIPLES

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

     In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity's nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument's expected life using the effective interest method. FSP APB 14-1 is effective for the Company's fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. The adoption of this statement had little or no effect on the Company's consolidated financial position, results of operations, and disclosures.

     In January 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which changes the disclosure requirements for Derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and
     (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the condensed consolidated financial statements.

     In January 2009, the Company adopted Emerging Issues Task Force "(EITF") Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5") effective January 1, 2009. The adoption of EITF 07-5's requirements can affect the accounting for warrants and many convertible instruments with certain provisions that protect holders from a decline in the stock price (or "down-round" provisions). Warrants and convertible instruments with such provisions may no longer be recorded in equity. The Company evaluated whether its stock warrants and the conversion feature in its convertible notes contain provisions that protect holders from declines in the stock price or otherwise could results in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the conversion features in the convertible notes issued in the June 2009 do not contain such provisions.

     In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, "Disclosures about Fair Value of Financial
     Instruments", to require disclosures about fair value of financial instruments for interim reporting period as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company determined that the adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

NOTE 6 - SUBSEQUENT EVENTS

     Valcom entered into a Letter of Intent with ABEX Capital, Inc. on July 25, 2009 to invest $2,000,000 into the Company. The agreement is subject to ABEX satisfactory due diligence and a final agreement with the initial investment into the Company on or about September 15, 2009. ABEX will acquire 51% of the fully diluted share-capital of Valcom and receive two board seats. On September 17, 2009, ABEX Real Estate, Inc., an affiliate of ABEX Capital, invested $400,000 as its first tranche of its funding into the Company per the terms of its Letter of Intent. The purchase price in the agreement was 400,000 shares of the Company's common stock at $0.05 per share and 400,000 Class C preferred stock valued at $0.05 per share. The preferred stock is convertible to shares of the Company's common stock on a one share for one share basis. ABEX also received one board seat with its first funded tranche. The balance of the investment is to be funded in four remaining tranches to be funded on or about the 15th of October, November and December 2009 and 30 January 2010.

     On September 21, 2009 the Company entered into a Final Payment and Settlement Agreement with Mutual Release with the former principals of Faith TV, LLC. The Company paid off the balance of its note payable of $450,000 with a negotiated settlement amount of $291,092 based on certain impairment of assets associated with the acquisition. The Company now has clear title to the network with no outstanding liens or encumbrances.

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

General and administrative expenses for the three months ended June 30, 2009 increased by $213,036 or 69% from $309,420 for the three months ended June 30, 2008 to $522,456 for the same period in 2009. The increase was due principally to higher operating costs in preparation for the Company's entry into real estate promotion and auctions.

The asset impairment charge related to the Company's acquisition of FaithTV for $900,262 during the three months ended June 30, 2009. While the Company anticipates future revenues and profits from the acquisition, as of June 30, 2009, the operations and results have not been adequate to support the book value of the assets acquired, as estimated by the Company's management at the time of purchase. Estimates of future sales could not be determined, and no formal appraisals of the acquired assets were obtained. Based on the above factors, the Company concluded that the net book valuation of the film library, the equipment and intangible assets totaling $900,262 could not be fully supported and therefore as of June 30, 2009, the Company deemed the assets impaired and wrote them off.

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

General and administrative expenses for the nine months ended June 30, 2009 increased by $345,365 or 27% from $1,272,568 for the nine months ended June 30, 2008 to $1,617,933for the same period in 2009. The increase was due principally to.

Interest expense for the nine months ended June 30, 2009 increased by $28,356 or 62% from $45,834 for the nine months ended June 30, 2008 to $74,190 for the same period in 2009. The increase was due principally to the note for the purchase of FaithTV.

Due to the factors described above, the Company's net loss increased by $1,005,494 from $501,161 for the nine months ended June 30, 2008 to $1,506,655 for the same period in 2009.

FUTURE OUTLOOK

During August 2008, the Company emerged from bankruptcy. The Company is seeking new business opportunities and to reestablish itself in the television and film production industry. On December 15, 2008, Valcom acquired 100% interest in Faith TV LLC, now re-branded and launched as "MyFamilyTV," a new family focused TV network broadcasting through 75 affiliate TV stations as of August 2009 and with plans to add significantly more affiliates. Currently broadcasting to over 58 million households, MyFamilyTV has also secured significant program blocks such as the joint venture with Porchlight Entertainment, one of the world's leading independent suppliers of high quality entertainment, to launch a new children's programming block called KidMango, which has been well received.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $1,506,655 and a negative cash flow from operations of $464,552for the nine months ended June 30, 2009, a working capital deficiency of $1,448,801and an accumulated deficit of $19,239,761 at June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash totaled $91,092 on June 30, 2009 compared to $ 122,773 as at June 30, 2008. During the nine months ended June 30, 2009, net cash used by operating activities totaled $(464,552) compared to net cash used in operating activities of $48,747 for the comparable nine-month period in 2008. A significant portion of operating activities included payments for interest and production development costs. Net cash provided by financing activities for the nine months ended June 30, 2009 totaled $1,349,858 compared to $68,100for the comparable nine-month period in 2008.

The above cash flow activities yielded a net cash increase of $4,676 during the nine months ended June 30, 2009 compared to an increase of $116,847 during the comparable prior period in 2008.

Net working capital (current assets less current liabilities) was a deficit of $1,448,801 as of June 30, 2009. The Company will need to raise funds through various financings or find a suitable merger partner to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

SUBSEQUENT EVENTS

On September 22, 2009 the Company entered into a Final Payment and Settlement Agreement with Mutual Release with the former principals of Faith TV, LLC. The Company paid off the balance of its note payable of $450,000 with a negotiated settlement amount of $291,092 based on certain impairment of assets associated with the acquisition. The Company now has clear title to the network with no outstanding liens or encumbrances.

On September 22, 2009, the Company entered into a Securities Purchase Agreement with Abex Real Estate, Inc. whereby Abex would purchase shares that amount of common stock and Series C Preferred Stock of the Company that would cause Abex to be the beneficial owner of 51% of the issued and outstanding common stock of the Company on a fully diluted basis, for an aggregate of purchase price of $2,000,0000. The Series C Preferred Stock is convertible in to the Company's common stock at a ratio of one-to-one. Pursuant to the terms of the Securities Purchase Agreement, the purchase will occur in multiple tranches and, on September 22, 2009, Abex purchased 4,000,0000 shares of common stock and 4,000,000 shares of Series C Preferred Stock for an aggregate purchase price of $400,000.

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

None.

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

On June 9, 2009 Valcom entered a Participation Agreement with Bay-Gulf Homes, LLC for a Convertible Note for $40,000. The note is convertible into Valcom Common Stock at a conversion rate of $0.10 per share or 400,000 shares if converted in total. The note has a one-year term and a 10% interest rate and may be repaid or converted at the option of Bay-Gulf Homes, LLC.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE.

ITEM 6 - EXHIBITS.
(A)Exhibits

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

Dated: Ocotber 5, 2009

VALCOM, INC., A DELAWARE CORPORATION


By: /s/  Vince Vellardita
    ---------------------
    Vince  Vellardita
    Chief  Executive  Officer (Principal
    Executive Officer) and Chief Financial
    Officer (Principal Accounting and
    Financial Officer)