Form 10-K
period 2009-09-30
VALCOM, INC
filed 2010-02-16
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   (Mark One)

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

      {square}  Transition Report Pursuant to Section 13 or 15(d) of the

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

Yes  [ ]  No [X]

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

Yes  [ ]  No [X]

Revenues for year ended September 30, 2009: $ 768,985

Number of shares of the registrant's common stock outstanding as of February 12, 2010 was 39,684,158


                               TABLE OF CONTENTS


                                                                           PAGE

PART I
 ITEM 1. BUSINESS							   2
 ITEM 1A.RISK FACTORS							   8
 ITEM 2. PROPERTIES							   11
 ITEM 3. LEGAL PROCEEDINGS						   12
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		   13

PART II
 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED
	 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	   14
 ITEM 6. SELECTED FINANCIAL DATA					   17
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	 AND RESULTS OF OPERATIONS					   17
 ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	   22
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA			   F-2
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	 AND FINANCIAL DISCLOSURE					   23
 ITEM 9A.CONTROLS AND PROCEDURES					   23

PART III
 ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE		   25
 ITEM 11.EXECUTIVE COMPENSATION						   28
 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	 AND RELATED STOCKHOLDER MATTERS				   30
 ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
	 INDEPENDENCE							   30
 ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES				   31

PART IV
 ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES			   32

SIGNATURES								   33












                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

VALCOM, INC.'S CORPORATE STRUCTURE

As of September 30, 2009, ValCom, Inc. had the following operating subsidiaries:


1.     My Family TV, LLC 100%

2.     Sun Investments, LLC 51%

3.     Valencia Entertainment International 100%


Unless the context requires otherwise, the term "Company" includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc. The Company also has a number of non-operating subsidiaries.

The Company is a diversified entertainment company and during 2009, reorganized its operations into the following five divisions:

1. BROADCASTING


On August 1, 2008, we signed a letter of intent to acquire 100% of Faith TV LLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. On December 15, 2008, we closed the agreement for the 100% purchase of Faith TV and has re-branded the network and launched it as "MyFamily TV," a new family focused TV network with plans to add significantly more broadcast affiliates. My Family TV is a strong family oriented network with a core established audience and broadcasts to over 50m households on full-time and part-time through its extensive affiliate network. My Family TV is a new network created for American families, broadcasting over 80 movies per month and in July 2009 launched Kid Mango, a daily 3 hour kids block in a venture with Porchlight Entertainment which is carried on Sky Angel, iLife and on the ION digital channel and featuring major kids programs including Emmy Award winning titles such as Jakkers, Jay Jay the Jet Plane and Denis the Menace.

With the acquisition of My Family TV, we now have a library of over 1,000 films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

The purchase price included 100,000 shares of convertible preferred stock valued at $9,000 based on an "as if" converted basis; 1,500,000 shares of common stock valued at $67,500 based on the Company's quoted stock price; cash payments totaling $75,000; and a note payable for $750,000. The note payable was paid off prior to September 30, 2009. The total purchase price was $901,500.

Through our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.

2. FILM AND TV PROGRAM PRODUCTION DIVISION

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

ValCom has a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway), One Deadly Road and the 40 episode TV series AJ's Time Travelers. Valcom has been commissioned to produce pilots such as Truster for Fox, It also produces development pilots itself for pitching to networks such as the New York based sitcom Fuhgedabowit and Lets Do It Again featuring Frankie Avalon and Ultimate Driver. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co-produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

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

ValCom's Studio Division is composed of its studio at 14375 Myerlake Circle, Clearwater, Florida which houses a state-of- the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production. Corporate offices are located at 2113A Indian Rocks Beach, Florida.

In 2009, Valcom produced the documentary feature film `Michel Legrand is Music'. The documentary pays tribute to Michel Legrand's five-decade, multiple award-winning career composing many of the most memorable film and television scores and songs of all time. ValCom Inc. will premiere the documentary in a limited week-long theatrical run in New York City on September 18th at the Coliseum Theater. In addition, the documentary will premiere in Los Angeles on September 16th at the Laemmle Grand Cineplex 4. "Michel Legrand Is Music" honors the work of the three-time Academy Award-winning French music composer, arranger, conductor and pianist Michel Legrand. Legrand composed more than 200 film and television scores and numerous jazz, popular and classical musical albums. He won Academy Awards for Best Music, Original Song for "The Windmills of Your Mind" from "The Thomas Crown Affair" (1969), Best Music, Original Dramatic Score for "Summer of '42" (1971) and Best Music, Original Song for Barbra Streisand Movie "Yentl" (1983). Academy Award-winning actor Jon Voight narrates the documentary.

3. LIVE THEATRE AND EVENT DIVISION

Valcom has a live theatre division responsible for bringing live shows and events to fruition. In 2006 Valcom produced a theater production called 'Headlights and Tailpipes' which was unveiled at the Las Vegas Stardust hotel and ran until July 2006. Other events produced included the 2006 Superbowl pre-game Wrap Bowl Event featuring Young Jeezy, Academy Award winner Ludacris, Juvenile and Juelz Santana.

Valcom is producing a live theatre event based on Michel Legrand and his music scheduled for March 2010 at the MGM Grand, Las Vegas and featuring a line-up of major international recording stars.

4. DISTRIBUTION

Valcom , through Valencia Entertainment International operates a compete distribution and syndication service to producers and thus acquire content for its networks at little or no cost with its ability to guarantee TV broadcast and provide a launch for further home entertainment distribution on DVD and on-demand channels through it other relationships. ValCom also has the opportunity to co-produce film and TV programs by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and then be able to acquire distribution rights for these productions.

ValCom owns a substantial library of television content with over 1000 films and it also acquires third party film and TV programming which it distributes through Valencia Entertainment International. Valcom's extensive library also contains 5000 music titles, with some of the original records of the Platters, Elvis and Ike and Tina Turner.

On November 6, 2007, Valencia Entertainment signed an agreement with Porchlight Distribution Inc. from Santa Monica Blvd., Los Angeles, for the worldwide distribution of all 40 episodes of A.J.'s Time Travelers.

In December 2008, Valcom signed  a  production  and distribution agreement with
XFC, the mixed martial arts promoter for the editing and world-wide distribution of 13 one hour shows featuring live events promoted by XFC. XFC events are currently attracting the largest audiences of any mixed martial arts events promoted in the US

To coincide with the Michel LeGrand live events in Las Vegas in 2010, Valcom is planning a number of distribution opportunities including the distribution and syndication of programming based on the live event, music recordings, album and other related events.

5. REAL ESTATE AND OTHER BROADCAST EVENT AUCTIONS

In 2009, Valcom pioneered the process of live event auctions covering a wide range of events for TV broadcast and live webcast. Combining the expertise in TV production, live event promotion and now as the owner of a broadcast TV network, the opportunity offers a synergistic approach to such events. In 2008 and 2009, Valcom produced a wide range live TV and webcast events including
  1. The Hilton `Make a Wish Foundation' broadcast live from Barron Hilton's mansion in Beverly Hills in December 2008
  2. The Universal Studios `Battlestar Galactica' prop and memorabilia auction by live web-cast in 2009 over a number of days from the Pasadena Convention Centre
  3. The Grammy Awards `Music Cares' auction as part of the 2009 Grammy Awards

In June 2009, Valcom together with Florida Opportunities, Inc set up Sun Investments LLC, a 51% subsidiary of Valcom, Inc to develop the business opportunity of live event and regular real estate auctions on broadcast TV. Sun Investments will acquire suitable properties and together with Valcom production studios, My Family TV will produce live auction events. Valcom acquires additional TV carriage through the purchase of airtime on major networks and markets the events nationwide.

The first such event took place in June 2009 with live broadcast from the Valcom studios media centre in Clearwater, Florida and broadcast live over 4 hours on My Family TV and carried on other networks with an auction of over 40 foreclosure properties acquired by Sun Investments. A series of further live events are planned for October and November 2009.

EXPANSION PLANS

The Company continuously reviews industry developments and regulations for potential expansion opportunities. As a public company, the Company benefits from operating in highly regulated markets, which levels the competitive playing field.

On July 14, 2007, we voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code and became a Debtor in Possession. During 2008, we completed a plan of reorganization and emerged from bankruptcy.

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

On March 24, 2009, Valcom and Laurus Master Fund, Ltd, and Chicago Title Company entered into a Settlement Agreement whereby Valcom resolved its previously asserted claims against Laurus and Chicago Title. Pursuant to the terms of the Agreement, Laurus agrees to pay the Company five hundred and fifty thousand dollars ($550,000) which was received by the Company's attorney on March 30, 2009. Within ten calendar days after the Company receives payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title. This settlement is reflected as `Other Income' with full accrual made for legal costs relating to the settlement.

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

On August 1, 2008, ValCom signed a letter of intent to acquire 100% of Faith TV LLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. On December 15, 2008, Valcom closed the agreement for the 100% purchase of Faith TV and has rebranded the network and launched it as "MyFamily TV", a new family focused TV network with plans to add significantly more broadcast affiliates.

In  December  2008, Valcom signed a production and distribution agreement  with
XFC,  the  mixed   martial   arts  promoter  for  the  editing  and  world-wide
distribution of 13 one hour shows featuring live events promoted by XFC.

Valcom entered into an agreement dated June 19, 2009 with Florida Opportunities, Inc. ("FOI"), an investor in real estate properties, to sell REO properties in an on-line auction format promoted by television advertising. The company has an agreement with FOI to share in the profits of the sale of properties on shared basis after expenses are deducted through a joint venture, Sun Investment Services, LLC ("Sun"). Sun is jointly owned (51%:49%) by Valcom and FOI and the Parties are currently negotiating an operating agreement for future auctions. Valcom is also in active discussion with other entities to market and promote properties utilizing its auction promotion format.

THE COMPANY'S COMPETITIVE POSITION

The  Company's  operations  are   in   competition  with  all  aspects  of  the
entertainment industry, locally, nationally and worldwide.

ValCom experiences competition from four market segments:

1) Traditional television broadcasting

2) Interactive television, game shows and reality television drama

3) Movies for television and theatrical releases

4) Studio facility services and other entertainment/media companies

TELEVISION BROADCASTING

While the company has significant experience in TV broadcasting and is broadcasting a 24/7 network through an affiliate network, technology advancements in the television broadcast area with a move to high definition broadcast and expansion through IPTV & LPTV networks will be a feature of virtually TV networks. The competitive environment for advertising has been especially difficult over recent times but the management expects that consolidation in the industry, alignment with other networks to increase carriage and household coverage and continued innovative programming, particularly where network broadcast is a key element to a number of revenue streams will be the focus of the management for the continued growth of the network.

INTERACTIVE TECHNOLOGY

The Company has experience in the interactive communications and entertainment fields, which brings together elements of the TV and telecom industry. During the year, Valcom facilities produced major live interactive TV shows and reality TV based games shows including such shows as BET's `Take the Cake' which was broadcast live 5 night a week from the studios Burbank facility. It has created and broadcast interactive national and international television programs using state-of-the-art computer technology, satellite communications, and advanced telecommunications systems. The Company's management believes that it's experience in developing and delivering interactive television programs, will enhances its ability to launch new entertainment and information programs based on comparable resources.

DEPENDENCE ON STUDIO FACILITIES

The Company's experience of studio facilities management over the years and has been very successful. ValCom is focusing on its core business and capitalizes on its reputation in the film and TV business to increase its revenue base. The Company does not rely on a small group of customers. It may rent facilities, production equipment and personnel to any motion picture studio or production company. The Company's television broadcast operations will offer further opportunities to revenue share in a broader way with TV productions through its ability to broadcast and syndicate programming and further distribution though its distribution subsidiary.

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

SIN CITY RECORDS

Record  Studio,  Record  Label,  publishing,  music,   television,   films  and
merchandise

MOTOWN PARTNERS, LLC

Live Theatre, Production Revenue and Concerts

EMPLOYEES

As of September 30, 2009, the Company had 12 full-time employees, including two officers and three professional staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe our employee relations are very good.

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

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

     Trading in our securities is subject to the "penny stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker- dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stocks. These regulations require broker-dealers to:


   * Make a suitability determination prior to selling a penny stock to the purchaser;
   *  Receive the purchaser's written consent to the transaction; and
   *  Provide certain written disclosures to the purchaser.

 RISKS ASSOCIATED WITH THE ENTERTAINMENT, MEDIA AND COMMUNICATIONS INDUSTRIES

COMPETITION FROM PROVIDERS OF SIMILAR PRODUCTS AND SERVICES COULD MATERIALLY ADVERSELY AFFECT OUR REVENUES AND FINANCIAL CONDITION.

     The industry in which we compete is a rapidly evolving, highly competitive and fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in the entertainment, media and communications industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one's company, product and services, features and functionality, and cost. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing. We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that it will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company's business, operating results and financial condition.


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

THE TV BROADCASTING INDUSTRY IS EXTREMELY COMPETITIVE AND REQUIRES CONTINUES INVESTMENT IN NEW TECHNOLOGY, MARKETING, CARRIAGE AND IN NEW PROGRAMMING

     The TV broadcast industry continues to be under severe pressure with declining advertising revenues and a very competitive environment. At the same time, the viewer are seeking continued technology improvements such as High Definition broadcast which requires continued investment and higher costs of operation. The investment required for this and the additional investment in improved programming cannot guarantee that the broadcast networks will retain its viewing audience or be attractive for advertisers in the future.

IF OUR REAL ESTATE WE SELL BY LIVE TV AUCTION OR BY DIRECT SALE IS NOT ACCEPTED BY THE MARKET OR CARRIES ANY RESIDUAL LIABILITY, THIS MAY HAVE AN ADVERSE EFFECT ON OUR PROFITS.

     There is no guarantee that the TV auction sales or other real estate sales will be successful, or that the company will be able to continue to source properties suitable for live TV auction sales or that these properties, due to the fact that most of these are foreclosed properties, may carry some contingent or other liability.

ITEM 2. PROPERTIES

ValCom's Studio Division is composed of leased studio facility at 14375 Myerlake Circle, Clearwater, Florida and its corporate office at 2113A Gulf Blvd, Indian Rocks Beach , Florida, 33785.

ValCom also holds a 1/3 equity interest in the real estate of 7.5 acres, 160,000 square feet of commercial space.

ITEM 3 - LEGAL PROCEEDINGS

Any significant legal action involving the company during the financial year and currently are set out below. The company also pursues legal action where appropriate in the normal course of business such as for the collection of receivables or in the defense of frivolous claims on the company.

CHAPTER 11 BANKRUPTCY

During August 2008, the Company emerged from bankruptcy following approval of a plan of re-organization by the United States Bankruptcy Court, Central District of California on August 5, 2008 and during 2008 and 2009 completed the approved plan of re-organization.

ValCom had filed a voluntary chapter 11 bankruptcy petition on July 14, 2007 and obtained the status of Debtor in Possession. Valcom had initiated a suit against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus. Valcom appealed, contending that there were triable issues as to whether: (1) Valcom suffered damages; (2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3) Chicago Title breached its duties as the foreclosure trustee. Additionally, at the time that the trial court granted Summary Judgment against Valcom, the trial court awarded costs and attorney fees of $562,127.30, and Valcom argued in its appeal that Chicago Title was not entitled to attorney fees, and that the attorney fees awarded to Laurus were excessive.

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

VALCOM, INC. V. TTL PRODUCTIONS, INC., TROY LINGER, CHRIS LENTO DBA BRENTWOOD MAGAZINE,

Case number SC094099. This matter involves breach of contract and fraud against the Defendants for $380,000 filed on June 1, 2007 in the Superior Court of Los Angeles, Santa Monica District alleging breach of contract, specific performance, injunctive relief, declaratory relief, accounting and negligence. In this matter, Valcom is the plaintiff and sued the defendants for breach of contract with respect to Valcom's purchase of Brentwood Magazine. This matter is currently scheduled for a post-mediation conference on February 4, 2009 and the parties subsequently reached agreement and settlement on this matter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

COMMON STOCK


Year to September 30 2009      Low          High
-------------------------     -------	   -------
First Quarter                 $  0.05      $  0.20
			      -------	   -------
Second Quarter                $  0.04      $  0.12
			      -------	   -------
Third Quarter                 $  0.03      $  0.05
			      -------	   -------
Fourth Quarter                $  0.04      $  0.10
			      -------	   -------

Year to September 30 2008
-------------------------
First Quarter                 $  0.03      $  0.29
			      -------	   -------
Second Quarter                $  0.03      $  0.10
			      -------	   -------
Third Quarter                 $  0.04      $  0.09
			      -------	   -------
Fourth Quarter                $  0.08      $  0.22
			      -------	   -------

Year to September 30 2007
-------------------------
First Quarter                 $  0.03      $  1.00
			      -------	   -------
Second Quarter                $  0.51      $  0.08
			      -------	   -------
Third Quarter                 $  0.14      $  0.27
			      -------	   -------
Fourth Quarter                $  0.06      $  0.37
			      -------	   -------


Year to September 2006
----------------------
First Quarter                 $  0.06      $  0.21
			      -------	   -------
Second Quarter                $  0.06      $  0.20
			      -------	   -------
Third Quarter                 $  0.06      $  0.20
			      -------	   -------
Fourth  Quarter               $  0.07      $  0.14
			      -------	   -------

Prices quoted reflect a one share-for-twenty reverse split effective on February 1, 1993, a two share-for-one forward split effective on August 14, 2000, a one share-for-ten reverse split effective on September 27, 2001 and a one-for-twenty reverse split effective on December 11, 2006.

As of September 30, 2009, we had 39,064,158 shares of common stock outstanding, with approximately 6.3m shares in the public float and approximately 1440 shareholders of record.

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

PREFERRED STOCK

At September 30, 2009, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holder of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.

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

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended September 30, 2009.

EQUITY COMPENSATION PLAN INFORMATION.





Plan category              NUMBER OF            WEIGHTED AVERAGE        NUMBER OF SECURITIES
                           SECURITIES          EXERCISE PRICE OF              REMAINING
                          TO BE ISSUED        OUTSTANDING OPTIONS,         AVAILABLE PLANS
                        UPON EXERCISE OF            WARRANTS             FOR FUTURE ISSUANCE
                          OUTSTANDING              AND RIGHTS            UNDER EQUITY PLANS
                            OPTIONS,                                    (EXCLUDING SECURITIES
                            WARRANTS                                        REFLECTED IN
                           AND RIGHTS                                        COLUMN (A)
                              (A)                     (B)                        (C)
			----------------	----------------	---------------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS

EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS
TOTAL                             Nil                     Nil                      Nil








RECENT ISSUANCES OF UNREGISTERED SECURITIES


(A) COMMON STOCK

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

INTRODUCTION

PLAN OF OPERATION

As of September 30, 2009, ValCom, Inc. operations were comprised of the following divisions:

1. BROADCASTING


On August 1, 2008, ValCom signed a letter of intent to acquire 100% of Faith TV LLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. On December 15, 2008, Valcom closed the agreement for the 100% purchase of Faith TV and has re-branded the network and launched it as "MyFamily TV", a new family focused TV network with plans to add significantly more broadcast affiliates. My Family TV is a strong family oriented network with a core established audience and broadcasts to over 50m households on full-time and part-time through its extensive affiliate network. My Family TV is a new network created for American families, broadcasting over 80 movies per month and in July 2009 launched Kid Mango, a daily 3 hour kids block in a venture with Porchlight Entertainment which is carried on Sky Angel, iLife and on the ION digital channel and featuring major kids programs including Emmy Award winning titles such as Jakkers, Jay Jay the Jet Plane and Denis the Menace.

With the acquisition of My Family TV, Valcom now has a library of over 1,000 films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

Through our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.

2. FILM AND TV PROGRAM PRODUCTION DIVISION

 ValCom's business includes television production for network and syndication programming, motion pictures, and real estate holdings. Revenue is primarily generated through the lease of the sound stages and production. Our past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol, BET Home Shopping Network and Sullivan Studios.

ValCom has a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway) and the 40 episode TV series AJ's Time Travelers. Valcom has been commissioned to produce pilots such as Truster for Fox, It also produces development pilots itself for pitching to networks such as the New York based sitcom Fuhgedabowit and Lets Do It Again featuring Frankie Avalon. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co-produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

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

ValCom's Studio Division is composed of its studio at 14375 Myerlake Circle, Clearwater, Florida which houses a state-of- the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production. Corporate offices are located at 2113A Indian Rocks Beach, Florida.

In 2009, Valcom produced the documentary feature film `Michel Le Grand is Music'. The documentary pays tribute to Michel Legrand's five-decade, multiple award-winning career composing many of the most memorable film and television scores and songs of all time. ValCom Inc. will premiere the documentary in a limited week-long theatrical run in New York City on September 18th at the Coliseum Theater. In addition, the documentary will premiere in Los Angeles on September 16th at the Laemmle Grand Cineplex 4. "Michel Legrand Is Music" honors the work of the three-time Academy Award-winning French music composer, arranger, conductor and pianist Michel Legrand. Legrand composed more than 200 film and television scores and numerous jazz, popular and classical musical albums. He won Academy Awards for Best Music, Original Song for "The Windmills of Your Mind" from "The Thomas Crown Affair" (1969), Best Music, Original Dramatic Score for "Summer of '42" (1971) and Best Music, Original Song for Barbra Streisand Movie "Yentl" (1983). Academy Award-winning actor Jon Voight narrates the documentary.

3. LIVE THEATRE AND EVENT DIVISION

Valcom has a live theatre division responsible for bringing live shows and events to fruition. In 2006 Valcom produced a theater production called 'Headlights and Tailpipes' which was unveiled at the Las Vegas Stardust hotel and ran until July 2006. Other events produced included the 2006 Superbowl pre-game Wrap Bowl Event featuring Young Jeezy, Academy Award winner Ludacris, Juvenile and Juelz Santana.

Valcom is producing a live theatre event based on Michel LeGrand and his music scheduled for March 2010 at the MGM Grand, Las Vegas and featuring a line-up of major international recording stars.

4. DISTRIBUTION

Valcom , through Valencia Entertainment International operates a compete distribution and syndication service to producers and thus acquire content for its networks at little or no cost with its ability to guarantee TV broadcast and provide a launch for further home entertainment distribution on DVD and on-demand channels through it other relationships. ValCom also has the opportunity to co-produce film and TV programs by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and then be able to acquire distribution rights for these productions.

ValCom owns a substantial library of television content with over 1000 films and it also acquires third party film and TV programming which it distributes through Valencia Entertainment International.

On November 6, 2007, Valencia Entertainment signed an agreement with Porchlight Distribution Inc. from Santa Monica Blvd., Los Angeles, for the worldwide distribution of all 40 episodes of A.J.'s Time Travelers.

In December 2008, Valcom signed a production and distribution agreement with XFC, the mixed martial arts promoter for the editing and world-wide distribution of 13 one hour shows featuring live events promoted by XFC. XFC events are currently attracting the largest audiences of any mixed martial arts events promoted in the US

To coincide with the Michel LeGrand live events in Las Vegas in 2010, Valcom is planning a number of distribution opportunities including the distribution and syndication of programming based on the live event, music recordings, album and other related events.

5. REAL ESTATE AND OTHER BROADCAST EVENT AUCTIONS

In 2009, Valcom pioneered the process of live event auctions covering a wide range of events for TV broadcast and live webcast. Combining the expertise in TV production, live event promotion and now as the owner of a broadcast TV network, the opportunity offers a synergistic approach to such events. In 2008 and 2009, Valcom produced a wide range live TV and webcast events including
  1. The Hilton `Make a Wish Foundation' broadcast live from the Hilton mansion in Beverly Hills in December 2008
  2. The Universal Studios `Battlestar Galactica' prop and memorabilia auction by live web-cast in 2009 over a number of days from the Pasadena Convention Centre
  3. The Grammy Awards `Music Cares' auction as part of the 2009 Grammy Awards

In June 2009, Valcom together with Florida Opportunities, Inc set up Sun Investments LLC, a 51% subsidiary of Valcom, Inc to develop the business opportunity of live event and regular real estate auctions on broadcast TV. Sun Investments will acquire suitable properties and together with Valcom production studios, My Family TV will produce live auction events. Valcom acquires additional TV carriage through the purchase of airtime on major networks and markets the events nationwide.

The first such event took place in June 2009 with live broadcast from the Valcom studios media centre in Clearwater, Florida and broadcast live over 4 hours on My Family TV and carried on other networks with an auction of over 40 foreclosure properties acquired by Sun Investments. A series of further live events are planned for October and November 2009.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2008

Revenues for the year ended September 30, 2009 decreased by $184,224 or 19% from $ 953,209 for the year ended September 30, 2008 to $768,985 for the same period in 2009. The decrease in revenue was principally due to reduced production activity.

Production costs for the year ended September 30, 2009 increased by $27,353 or 429% to $33,736 for the year ended September 30, 2009 to $6,383 for the same period in 2008. The increase in production costs was principally due to additional direct production costs.

Selling and promotion costs for the year ended September 30, 2009 increased by $44,532 or 362% to $56,826 for the same period in 2009 to $12,294 for the year ended September 30, 2008. The increase was due principally to increased promotion spend.

Depreciation and amortization expense for the year ended September 30, 2009 decreased by $33,713 or 30% from $ 112,701for the year ended September 30, 2008 to $78,988 for the same period in 2009. The decrease was primarily due to reduced fixed assets for the period.

General and administrative expenses for the year ended September 30, 2009 increased by $650,797 or 37% to $2,414,831 for the year ended September 30, 2009 from $1,764,034 for the same period in 2008. The decrease was due principally to increased costs from the acquisition of subsidiaries.

Interest expense for the year ended September 30, 2009 decreased by $57,172 or 71% from $80,367 for the year ended September 30, 2008 to $23,215 for the same period in 2009. The decrease was due principally to reduction in interest bearing loan notes.

Due to the factors described above, the Company's net loss increased by $1,186,738 or 117% from a net loss of $1,018,564 for the year ended September 30, 2008 to a loss of $ 2,2,05,302 for the year ended September 30, 2009.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $2,205,302 and a negative cash flow from operations of $1,153,329 for the year ended September 30, 2009, and an accumulated deficit of $20,523,156 at September 30, 2009.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Cash totaled $159,800 on September 30, 2009, compared to $86,415 at September 30, 2008. During the fiscal year 2009, net cash used by operating activities totaled $ 1,173,329 compared to $302,913 for the year ended September 30, 2008. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash increase by financing activities for fiscal year 2009 totaled $2,286,597. Net cash used by investing activities during fiscal year 2009 totaled $1,059,883 with the purchase of subsidiaries and fixed assets.

The above cash flow activities yielded a net cash increase of $73,385 during fiscal year 2009 compared to a net cash increase of $80,489 during the year ended September 30, 2008.

There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company, if at all. The total shareholders' equity deficit increased to $999,835 in fiscal year 2009. Additional paid in capital increased by $1,427,132 in fiscal year ended September 30, 2009.



INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

During the last fiscal year, the Company financed its operations with cash from its operating activities and private offerings of its securities to directors of the Company. On September 15, 2008, the Company converted $1,669,729 in debt by issuing 1,669,729 shares of Series C Preferred Stock

The Company anticipates that its stock issuances and projected positive cash flow from operations collectively will generate sufficient funds for the Company's operations for the next 12 months. If the Company's existing cash combined with cash from operating activities is not adequate to finance the Company's operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling additional equity or debt securities or (3) reducing the number of its employees and reducing its operating costs.

FUTURE FUNDING REQUIREMENTS

The Company's capital requirements have been and will continue to be significant. The Company's adequacy of available funds during the next fiscal year and thereafter will depend on many factors, including whether the Company will be able to: (1) retain its existing tenants (2) rent its production equipment and personnel profitably, (3) develop additional distribution channels for its programming. Assuming funds are available, during the next fiscal year, the Company expects to spend approximately $2,000,000 for facilities, equipment and growth.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





VALCOM, INC.
Balance Sheets
(These Financial Statements are Unaudited)



Assets

					     September 30,	September 30,
					     2009		2008
					     --------------	--------------

CURRENT ASSETS

	Cash				      $	    171,076 	$      86,415
	Accounts receivable, net		     44,303 	       25,947
	Inventory				    487,324
					      --------------	--------------

	     Total Current Assets		    702,703	      112,362
					      --------------	--------------

FIXED ASSETS, net				  238,664		    -
					      --------------	--------------

OTHER ASSETS
	Intangible assets, net			    411,349 		    -
					      --------------	--------------

	     Total Other Assets		  	    411,349		    -
					      --------------	--------------

	     TOTAL ASSETS		      $	  1,352,716 	$     112,362
					      ==============	==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

	Accounts payable and
	  accrued expenses		      $	    797,513 	$     425,944
	Due to related parties			    900,048	      147,756
	Notes payable			 	    378,839 	      177,500
					      --------------	--------------

	     Total Current Liabilities		  2,076,400	      751,200
					      -------------	--------------


	     TOTAL LIABILITIES			  2,076,400 	      751,200
					      --------------	--------------


STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Preferred stock,
	  1,000,000 shares authorized at
	  par  value  of  $0.001, 38,000
	  shares issued and outstanding		         38 	  	   38

	Series C Preferred stock,
	  25,000,000 shares authorized
	  at  par v alue of $0.001,
	  14,691,666, 9,591,666 and
	  7,921,666 shares issued		     14,691	        9,591
	  and outstanding, respectively

	Common stock, 250,000,000 shares
	  authorized at par value
	  of $0.001, 39,064,158, 22,776,099
	  and 10,376,099 shares
	  issued and outstanding, respectively	     39,064	       23,141

	Minority Interest			          -
	Treasury stock, 35,000 shares		    (23,522)	      (23,522)
	Additional paid-in capital		 19,860,148	   18,357,633
	Accumulated deficit			(20,614,103)	  (19,005,719)
					      --------------	--------------


	     Total Stockholders' Equity
	       (Deficit)		 	   (723,684)	     (638,838)
					      --------------	--------------

	     TOTAL LIABILITIES AND
	       STOCKHOLDERS' EQUITY (DEFICIT) $	  1,352,716 	$     112,362
					      ==============	==============



The accompanying notes are an integral part of these financial statements.








VALCOM, INC.
Statements of Operations

									      For the Year Ended
									         September 30,
									      ------------------
								    2009			     2008
								-----------			------------

REVENUES							$ 766,355			$   935,691
COST OF GOODS SOLD						 (478,993)			   (301,161)
								-----------			------------
GROSS MARGIN							  287,362 			    634,530

OPERATING EXPENSES

	Advertising and marketing				     56,437 			    224,794
	Depreciation expense					    198,155 			    112,701
	General and administrative				  2,131,205 			  1,531,174
								-----------			------------

		Total Operating Expenses			  2,385,797 			  1,868,669
								-----------			------------

LOSS FROM OPERATIONS						 (2,098,435)		 	 (1,234,139)
								-----------			------------

OTHER INCOME (EXPENSE)

	Interest expense, net					   (140,648)			    (63,054)
	Gain on settlement of litigation			    550,000 			          -
	Gain on extinguishment of debt				         - 			    588,462
	Gain on derivative liabilities				     60,672 			          -
	Other Income(Expense)					     20,027 			      2,302
								-----------			------------

TOTAL OTHER INCOME (EXPENSE)					    490,051 			    527,710
								-----------			------------


LOSS BEFORE INCOME TAXES					 (1,608,384)			   (706,429)


PROVISION FOR INCOME TAXES					           - 			 	  -
								-----------			------------

NET LOSS							$(1,608,384)	 		$  (706,429)
								===========			============


BASIC LOSS PER SHARE						$     (0.05)			$     (0.03)

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING						 30,649,326 		 	 23,141,099
								===========			============

The accompanying notes are a integral part of these financials statements.




VALCOM, INC.
Condensed consolidated Statements of Stockholders' Equity (Deficit)
(These Financial Statements are Unaudited)





					Series B Preferred Stock	Series C Preferred Stock	Common Stock
					Shares		Amount		Shares		Amount		Shares		Amount
					------		------		---------	-------		-----------	-------
Balance,
September 30, 2007	 		38,000 		    38 	 	7,921,666 	  7,921 	 10,376,099 	 10,376

Common stock issued
  for services	 			     - 		     - 	 		- 	      - 	  6,595,000 	  6,595

Preferred stock
  issued for debt			     - 		     - 	 	1,669,729 	  1,670 	 	  - 	      -

Common stock issued
  for debt	 			     - 		     - 	 		- 	      - 	    500,000 	    500

Common stock issued
  for interest							 	  				    600,000 	    600

Common stock issued for
  cash	 				     - 		     - 	 		- 	      - 	  5,070,000 	  5,070

Net loss for the year
  ended September 30,
  2008	 				     - 		     - 	 		- 	      - 	 	  - 	      -
					------		------		---------	-------		-----------	-------
Balance, September 30,
  2008	 				38,000 	 	$   38 	 	9,591,395 	$ 9,591 	 23,141,099 	$23,141
					======		======		=========	=======		===========	=======
Balance, September 30,
  2008	 				38,000 	 	$   38 	 	9,591,395 	$ 9,591 	 23,141,099 	$23,141

Common stock issued
  for services	 			     - 		     - 				 		  3,532,059 	  3,532

Preferred stock issued
  for cash	 			     - 		     - 	 	5,000,000 	  5,000

Preferred stock issued for
  Subsidiary Acquisition				 		  100,000 	    100

Common stock issued for
  debt extension	 		     - 		     - 				 		     75,000 	     75

Common stock issued for
  cash	 				     - 		     - 						  9,625,000 	  9,625

Common Stock issued for
 Subsidiary Acquisition							 				  1,500,000 	  1,500

Common Stock issued for
  registration rights
  penalties							 					  1,191,000 	  1,191

Derivative liability -
  tainted warrants

Derivative liability -
  settlement

Net loss for the year
  ended September 30,
  2009	 				     - 		     -
					------		------		---------	-------		-----------	-------
Balance, September 30,
  2009	 				38,000 	 	$   38 	 	14,691,395 	$14,691 	 39,064,158 	$39,064
					======		======		=========	=======		===========	=======


The accompanying notes are an integral part of these financial statements.






VALCOM, INC.
Condensed consolidated Statements of Stockholders' Equity (Deficit)
(These Financial Statements are Unaudited)
(CONTINUED)






											Total
	 						Additional			Stockholders'
					Treasury	Paid-In		Accumulated	Equity
					Stock		Capital		Deficit		(Deficit)
					---------	----------	-----------	------------

Balance, September 30, 2007		  (23,522)	15,081,739 	(18,299,290)	  (3,222,738)

Common stock issued for services	        - 	   931,005 		  - 	     937,600

Preferred stock issued for debt		 	- 	 1,668,059 		  - 	   1,669,729

Common stock issued for debt		 	- 	    79,500 		  - 	      80,000

Common stock issued for interest			    95,400 		  - 	      96,000

Common stock issued for
  cash		 				- 	   501,930 		  - 	     507,000

Net loss for the year
  ended September 30, 2008		 	- 		 - 	   (706,429)	    (706,429)
					---------      -----------     ------------	------------
Balance, September 30, 2008	 	$ (23,522)     $18,357,633     $(19,005,719)	$   (638,838)
					=========      ===========     ============	============
Balance, September 30, 2008	 	$ (23,522)     $18,357,633     $(19,005,719)	$   (638,838)

Common stock issued for services		- 	   283,915 			     287,447

Preferred stock issued for cash		 		   245,000 			     250,000

Preferred stock issued for
  Subsidiary Acquisition		   		     8,900 			       9,000

Common stock issued for debt
  extension						     4,800 			       4,875

Common stock issued for  cash				   682,875 			     692,500

Common Stock issued for
 Subsidiary Acquisition				 	    57,900 			      59,400

Common Stock issued for
registration rights penalties				    79,797 			      80,988

Derivative liability -
  tainted warrants				 	  (103,220)			    (103,220)

Derivative liability -
  settlement				 		   242,548 			     242,548

Net loss for the year
  ended September 30, 2009						(1,608,384)	  (1,608,384)
					---------      -----------     ------------	------------
Balance, September 30, 2009	 	$ (23,522)     $19,860,148    $(20,614,103)	$   (723,684)
					=========      ===========     ============	============


The accompanying notes are an integral part of these financial statements.






VALCOM, INC.
Statements of Cash Flows
(These Financial Statements are Unaudited)

									For the Year Ended September 30,

									2009			2008
OPERATING ACTIVITIES

	Net loss							$	 (1,608,384)	$	 (706,429)
	Adjustments to reconcile net loss to
	  net cash used by operating activities:
		Depreciation expense						198,155 		 112,701
		Common stock issued for services				 287,447 		 937,600
		Gain on derivative liabilities					 (60,672)			 -
		Gain on settlement of litigation						 	-
		Amortization of debt discount			 		122,464 			 -
		Provision for bad debt					 	228,536 			 -
		Gain on sale of fixed assets			 		(22,000)			 -
		Gain on debt extinguishment					 - 			 (588,463)
	Changes in operating assets and liabilities
		(Increase) decrease in accounts receivable			 (123,013)		 147,381
		(Increase) decrease in Inventory			 	(487,324)
		Increase (decrease) in accounts payable			 	355,591 		 (344,010)
		Increase (decrease) in related party payable			 752,292 		 (132,803)
		(Increase)Decrease in prepaid and other
		  current assets						(62,500)		 158,853
		Net Cash Used in Operating Activities				(419,408)		 (415,170)

 INVESTING ACTIVITIES

	Proceeds from sale of equipment						 22,000 			 -
	Cash paid for acquisition of MyFamily TV				 (822,633)			 -
	Increase in restricted cash						(60,230)			 -
	Purchase of property and equipment					 (2,535)		 (11,341)

		Net Cash Used in Investing Activities			 	(863,398)		 (11,341)

FINANCING ACTIVITIES

	Proceeds from sale of common stock				 	692,500 		 507,000
	Borrowings on debt				 			390,000 			 -
	Repayment of debt				 			(106,250)			 -
	Common stock issued for exercise of warrants				 80,988 			 -
	Proceeds from sale of preferred stock					 250,000 			 -

	Net Cash Provided by Financing Activities			 	1,307,238 		 507,000

		NET CHANGE IN CASH		   	 			24,432 	   	   	 80,489

		CASH AT BEGINNING OF YEAR		   			 86,415 		    5,926

		CASH AT END OF YEAR					$	 110,847 		$	 86,415

SUPPLEMENTAL DISCLOSURES OF
 	CASH FLOW INFORMATION

	CASH PAID FOR:
		Interest						$	 8,750 		 	$ 	 -
		Income Taxes						$	 - 		 	$ 	 -

	NON CASH FINANCING ACTIVITIES:
		Debt discount due to embedded conversion
		     option and warrants issued with debt			200,000 			 -

										2009			2008
		Common stock warrants tainted as derivative liability		 103,220 			 -
		Preferred stock issued for related party payables		 - 			 1,669,729
		Common stock issued for debt			 		- 			 79,500
		Common stock issued for accrued interest			 - 			 96,000
		Resolution of tainted derivative liabilities			 242,548 			 -
		Common stock issued for acquisition of My Family TV		59,400 				-
		Preferred stock issued for acquisition of My Family TV		 9,000 				 -

The accompanying notes are an integral part of these financial statements.
7







                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009






NOTE 1. DESCRIPTION OF BUSINESS

ValCom, Inc and its Subsidiaries' (collectively the Company) businesses include television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production, a TV network and live event broadcasting including real estate auctions. The Company's past and present clients include movie studios and television networks. In addition to leasing its sound stages, the Company also a library of television content for worldwide distribution and acquired a further library of film and television series with the acquisition of Faith TV (now renamed My Family TV) during the year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

b. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valcom, Inc. and four wholly-owned subsidiaries, VEI, which was acquired effective February 2001, and Half Day Video, Inc., which was acquired effective March 2001. ValCom Nevada which was acquired effective March 1, 2004, and New Zoo Revue which was acquired effective October 2003. Faith TV, LLC (now renamed My Family TV) was acquired in December 2008 and Sun Investments, 51% owned by Valcom Inc was set up in June 2009. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. The Company has no equity affiliates as of September 30, 2009.

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

d. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC820 "Fair Value Measurements and Disclosures", adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

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
Production Equipment                     5 years
Office Furniture and Equipment      5 to 7 years
Leasehold Improvements                   5 years
Autos and Trucks                         5 years

g. INCOME TAXES

The Company accounts for income taxes in accordance with ASC740 "Accounting for Income Taxes". ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company adopted the accounting standard for uncertainty in income taxes which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

h. SHARE-BASED COMPENSATION

The Company accounts for stock options in accordance with FASB ASC 718, "Share-Based Payment" and FASB ASC 505-50, "Equity-Equity-Based Payments to Non-Employees." (See Note 10)

i. REVENUE RECOGNITION

Revenues from studio and equipment rentals are recognized ratably over the contract terms. Revenues from the production and licensing of television programming are recognized when the films or series are available for telecast and certain contractual terms of the related production and licensing agreements have been met. Revenues from the television network are principally advertising revenue and payment for program broadcast and both are recognized over the period of the broadcast.

j. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no amounts in excess of federally insured limits at September 30, 2009.

k. CASH AND CASH EQUIVALENTS

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

l. TREASURY STOCK

Treasury stock is accounted for by the cost method. Issuance of treasury shares is accounted for on a first in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. During July 2002, the Company purchased 35,000 shares of its common stock at a total cost of $23,522. No shares have been reissued as of September 30, 2009.

m. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company's consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning October 1, 2010. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

In  June 2009,  the  FASB  issued  an  accounting  standard  that  revised  the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective October 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (Now ASC 855), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of ASC 855 will have a material impact on our financial position, results of operations or cash flows.

n. ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables, and changes in payment histories. As of September 30, 2009 an allowance for doubtful receivables $201,169 was considered necessary. Recoveries of trade receivables previously written off are recorded when received.

o. BASIC LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed based on the weighted-average number of common shares outstanding increased by dilutive common stock equivalents. For the years ended December 31, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted earnings per common share.

p. ADVERTISING AND MARKETING

The Company expenses advertising costs in the period in which they are incurred. Advertising and marketing expense was $56,437 and $224,794 for the years ended September 30, 2009 and 2008, respectively.

NOTE 3. GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of and for the year ended September 30, 2009, the Company has a negative working capital, has incurred significant net losses, and has negative cash flows from operating activities. In addition, the Company had an accumulated loss of $20,650,138. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Management Plans to Continue as a Going Concern

Management plans to increase sales by increasing its activity at its recently acquired acquisitions and new business and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 4. RESTATEMENT

In connection with our review of the following transactions in preparation for the September 30, 2009 audit, we identified errors in the accounting as discussed below:

   - Investment in building and related lot in Las Vegas Nevada - we determined that at December 31, 2008, we no longer held any rights to this property

The effects of the restatement on reported amounts for the year ended September 30, 2008 are presented below in the following tables:

                                                                  SEPTEMBER 30, 2008
					   --------------------------------------------------------------
                                             AS REPORTED        ADJUSTMENTS                AS RESTATED
					   --------------      --------------	       ------------------
Cash & Equivalents                         $       86,416      $            -          $           86,416
Prepaid Expenses                                   24,434                   -                      24,434
Receivables                                                            25,946                      25,946
					   --------------      --------------	       ------------------
Current Assets                                    110,850                                         136,796

Property, Plant and Equipment, net                 76,020             (76,020)                          -
Other Assets                                    1,000,000          (1,000,000)                          -
					   --------------      --------------	       ------------------
Non-Current Assets                              1,076,020          (1,076,020)                          -
					   --------------      --------------	       ------------------
TOTAL ASSET                                $    1,186,870          (1,076,020)         $          136,796
					   ==============      ==============	       ==================
Accounts Payable and Accrued Liabilities   $      468,364             (42,419)         $          425,945
Accounts Payable - Related Party                   86,181             127,522                     213,703
Accrued Interest                                  166,061            (101,062)                     64,999
Notes payable                                     412,173            (299,673)                    112,500
					   --------------      --------------	       ------------------
Total Liabilities                               1,132,779            (315,632)                    817,147


Series B - Preferred Stock                             38                   -                          38
Series C - Preferred Stock                          9,591                   -                       9,591
Common Stock                                       22,776                 365                      23,141
Additional Paid In Capital                     17,778,314             579,319                  18,357,633
Accumulated Deficit                           (17,733,106)         (1,314,126)                (19,047,232)
Treasury Stock                                    (23,522)                  -                     (23,522)
					   --------------      --------------	       ------------------
Equity                                             54,091            (734,442)                   (680,351)
					   --------------      --------------	       ------------------
TOTAL LIABILITY AND EQUITY                 $    1,186,870          (1,050,074)         $          136,796
					   ==============      ==============	       ==================



                                                   YEAR ENDED SEPTEMBER 30, 2008
					------------------------------------------------
                                           AS REPORTED      ADJUSTMENTS      AS RESTATED
					--------------	 --------------   --------------
Revenue                                 $      953,209   $            -   $      953,209
Cost of Revenue                                 (6,383)        (294,796)        (301,179)
					--------------	 --------------   --------------
Gross Margin                                   946,826         (294,796)         652,030

Selling, General and Administrative          1,267,929           96,459        1,364,388
Advertising and Promotion                       12,294          212,500          224,794
Depreciation and Amortization Expense           25,340           87,361          112,701

Operating Expenses                           1,305,563          396,320        1,701,883
					--------------	 --------------   --------------
Other income (expense)

Interest Expense                               (79,085)          14,085          (65,000)
Other Income                                     4,006              241            4,247

                                 VALCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2009












Gain on extinguishment of debt            	     -    	588,463          588,463
					--------------	 --------------   --------------
Total other income (expense)         		75,079    	602,789          527,710
					--------------	 --------------   --------------
TOTAL EXPENSE                     	     1,380,642         (206,469)       1,174,173
					--------------	 --------------   --------------
NET LOSS                      		$     (433,816)   	(88,327)  $     (522,143)
					==============	 ==============	  ==============
EPS - Basic                   		$        (0.03)             	  $        (0.03)

Weighted average shares OS       	    15,827,349                	      15,827,349





                                                                 YEAR ENDED SEPTEMBER 30, 2008
							   ---------------------------------------
                                                           AS REPORTED   ADJUSTMENTS   AS RESTATED
							   -----------	 -----------   -----------

 Net loss                                                     (433,816)      (88,327)     (522,143)

 ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED BY OPERATING ACTIVITIES:
      Depreciation expense                                      25,340       441,246
      Common stock issued for services                         518,915             -
      Gain on write off of debt                                      -      (588,463)
 CHANGES IN OPERATING ASSETS AND LIABILITIES
      (Increase) decrease in accounts receivable               173,328      (157,287)
      (Increase) decrease in prepaid expenses                  (24,434)            -       (24,434)
      Increase (decrease) in accrued interest payable            2,271        62,728
      Increase (decrease) in accounts payable                 (438,610)       85,103
      (Increase) decrease in deposits                          158,853             -       158,853
							   -----------	 -----------   -----------
 Net cash used in operating activities                         (18,153)     (245,000)     (263,153)

 Proceeds from sale of common and preferred stock              502,000       245,000       747,000
 Repayment of note                                            (403,357)            -      (403,357)
							   -----------	 -----------   -----------
 CASH PROVIDED BY FINANCING                                     98,643             -        98,643

 NET INCREASE IN CASH                                           80,490             -        80,490
 CASH AT BEGINNING OF YEAR                                       5,926             -         5,926
							   -----------	 -----------   -----------
 CASH AT END OF YEAR                                            86,416             -        86,416
							   -----------	 -----------   -----------


NOTE 5. ACQUISITION OF FAITH TV, LLC

On December 15, 2008, we purchased 100%  of  the outstanding shares of FaithTV, LLC.
The  purchase  is reflected in the financial statements  along  with  the  operating results of FaithTV,  LLC  from  December  16,  2008  through  December 31, 2008. The purchase  price  included 100,000 shares of convertible preferred  stock  valued  at
$9,000 based on an  "as if" converted basis; 1,500,000 shares of common stock valued at  $67,500 based on the  Company's  quoted  stock  price;  cash  payments  totaling
$75,000;  and  a  note  payable for $750,000. The note payable was paid off prior to
September 30, 2009. The total  purchase  price  was $901,500. The preferred stock is convertible to shares of the Company's common stock  on  a  one  share for one share basis.

The  revised purchase price was allocated based upon the fair value  of  the  assets purchased as follows:

Equipment                      		$   33,068
Film library                      	   250,000
Paid programming contracts        	   570,665
Cash                                	     2,365
Accounts receivable, net          	   126,379
Allowance for doubtful accounts   	   (65,000)
Other current assets                	     2,300
Accounts payable                  	   (17,558)
Other                                	      (719)
					----------
                               		$  901,500
					==========


The following  table  summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at November 1, 2007:


                     	For the years ended September 30
			--------------------------------
                              2009              2008
			--------------	   -------------

Revenue           	$      829,851     $   1,532,519
Net loss              	    (1,384,317)         (556,083)
Earnings per share	$        (0.09)    $



The unaudited pro forma  results  above  have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred  at  November  1,  2007  and 2008, respectively, nor is it necessarily indicative of future operating results.


NOTE 6. PROPERTY AND EQUIPMENT, INTANGIBLES

Property  and  equipment and intangibles consists of the following at September
30:


                               		September 30,   September 30,
                                   	    2009            2008
					------------	------------
Production Equipment            	$    115,374    $     76,020
Film and program library              	     250,000               -
					------------	------------
     Subtotal                         	     365,374          76,020
Less: Accumulated Depreciation      	    (126,710)        (76,020)
					------------	------------
Net property and equipment     		$    238,664	$          -
					============	============

Intangible assets:
Paid programming contracts    		$    499,678    $          -
Accumulated amortization            	    (147,465)              -
					------------	------------
Net intangible assets          		$    352,213    $          -

Depreciation expense for the years ended September 30, 2009 was $78,988.

NOTE 7. NOTES AND JUDGMENTS PAYABLE


                               September 30,    December 31,
                               	   2009            2008
				---------	----------
Convertible Notes Payable 	$ 340,000	$        -
Other notes Payable                62,500           12,500
Judgments Payable                 165,000          165,000


Less: unamortized discount        (82,411)
				---------	----------
     Total                 	$ 990,924  	$  657,173
				=========	==========


Convertible notes

On November 25, 2008, we entered into a convertible note agreement. The terms of the note are as follows: principal amount $100,000; annual interest rate of 15%; maturity date of January 24, 2009. The note was convertible into common shares based on the lower of 70% of the lowest 3-day average quoted stock price over the 20 trading days preceding the conversion date or $0.10. The note was settled in February through ________________. In connection with the note, we issued 400,000 warrants with an exercise price of $0.10. These warrants, which vested immediately, were valued using the Black Scholes Option Pricing Model. The calculated value of $___ was recorded as a discount to the note and was amortized over the life of the note using the effective interest method. For the years ended September 30, 2009, we amortized $___ of the discount into interest expense.

On January 24, 2009, we modified the terms of this loan to extend the maturity date through February 5, 2009. In connection with the extension, we issued the lender 75,000 common shares valued at $4,875. We evaluated the modification under FASB ASC 470-50 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment. Accordingly, the fair value of the shares issued were recorded as a discount on the debt and amortized over the remaining life of the modified loan using the effective interest rate method. The entire discount was amortized to interest expense during the year ended September 30, 2009.

On January 6, 2009, we entered into a convertible note agreement. The terms of the note are as follows: principal amount $100,000; annual interest rate of 10%; maturity date of January 6, 2010. The note is convertible into common shares at a rate of $0.10. In connection with the note, we issued 1,000,000 warrants with an exercise price of $0.20. These warrants, which vested immediately, were valued using the Black Scholes Option Pricing Model. The calculated value of $___ was recorded as a discount to the note and was amortized over the life of the note using the effective interest method. For the years ended September 30, 2009, we amortized $___ of the discount into interest expense.

In June 2009, we entered into 2 participation agreements related to the acquisition of real property. Under the terms of these agreements, we borrowed $140,000 to purchase certain real estate properties. Any profits from the sale of the real estate properties are shared equally between Valcom and the lender. The loans are secured by the real property purchased with the proceeds. The terms of the notes are as follows, in aggregate: principal amount $140,000; annual interest rate of 10%; maturity date of June 2010. These notes are convertible into Valcom's common stock at $0.10 per share.

One of the convertible notes included a conversion feature that is based on the market value of the stock at the date of conversion. This conversion feature was evaluated under FAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133. The conversion price was variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments. This caused warrants not subject to FAS 123 and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. During the year ended September 30, 2009, the convertible note creating the derivative liability was repaid. As a result, we marked the derivative liability to fair value through the date in which the note was paid, recording the change in fair value as a gain/loss on derivative liability. On the date of the repayment, we removed the derivative liability and recorded ___________.

Other notes payable

On July 13, 2009, we entered into a participation agreement for the acquisition of real property. Under the terms of these agreements, we borrowed $50,000 to purchase certain real estate properties. Any profits from the sale of the real estate properties are shared equally between Valcom and the lender. As of September 30, 2009, there were no sales of properties related to this agreement.

[open for additional info about other notes payable]

NOTE 8. RELATED PARTY TRANSACTIONS

At September 30, 2009 and 2008, related party payables to Directors and Shareholders of the Company totaled $926,311 and $137,282, respectively.

At September 30, 2008, related party payables represent $1,950,288 payable to the President of the Company and Directors for various advances to the Company. The advances are non interest bearing and due upon demand. During the year ended September 30, 2009, $1,669,730 of the related party payables were converted to 1,670,000 shares of the Company's convertible preferred stock.

NOTE 9. OTHER ASSETS

The Company holds a library of video productions for exploitation and broadcast which are carried at cost less the estimated valuation allowance of $-0- having impaired the library of video productions in full due to the uncertainty of recoverability created by the bankruptcy filing. With the acquisition of Faith TV (now My Family TV), the company acquired a library of over 800 films and TV programs with a values attributed to the library on acquisition of $250,000

NOTE 10. INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2009. At September 30, 2009, the Company had approximately $20,523,256 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards expire beginning in 2010.

Deferred tax assets at September 30, 2009 consist primarily of the tax effect of net operating loss carry-forwards, which amounted to approximately $6,640,093. Other deferred tax assets and liabilities are not significant. We provided a full valuation allowance on the deferred tax assets at September 30, 2009 to reduce such deferred income tax assets to zero, as we believe that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                       	   September 30,	September 30,
                                           	2009         	    2008
					   ------------		------------
Tax Expense (Benefit) at Statutory Rate        (34)%        	   (34)%
State Tax Rate, Net of Federal                  (6)          	    (6)
Change In Valuation Allowance                   40           	    40
					   ------------		------------
     Effective Tax Rate                          0 %           	     0 %
					   ============		============


The components of the net deferred tax asset are summarized below:


                             	September 30,      September 30,
                                    2009               2008
				------------	   ------------
Deferred Tax Asset:
Net Operating Losses            $  6,640,093       $  6,640,093
Less:  Valuation Allowance        (6,640,093)        (6,640,093)
				------------	   ------------
     Total                	$          -	   $          -
				============	   ============

NOTE 11. COMMITMENTS

In September 2008, the Company leased facilities in Clearwater, Florida. The lease has a term of five years. Initial monthly base rent is $11,000 with no increases, and a corporate office at Indian Rocks Beach at $1000 per month.

At September 30, 2009, future minimum lease payments due under non-cancelable leases were:


2010      	$ 57,844
2011              59,580
2012              61,367
2013              52,411
2014                   -
Thereafter             -
		--------
     Total	$231,202
		========


NOTE 12. STOCK ACTIVITY

a. CONVERTIBLE PREFERRED STOCK

At  September  30,  2009,  we  authorized three series of convertible Preferred
Stock: B, C and D.

Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. As of September 30, 2009, 38,000 shares of preferred stock with a par value of $38 were issued and outstanding.

Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. In connection with the acquisition of Faith TV, we issued 100,000 shares of Series C Preferred Stock valued at $9,000. We also sold 5,000,000 shares of Series C Preferred Stock for $250,000. As of September 30, 2009, 14,691,395 shares of preferred stock with a par value of $14,691 were issued and outstanding.

Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. No shares were issued as of September 30, 2009

With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series B and C Preferred Stock. The Board of Directors declared no dividends for any of the Series of convertible Preferred Stock during the fiscal year ended September 30, 2009.


b. WARRANTS

At September 30, 2009 and 2008, we had 2,400,000 and 1,000,000 warrants granted and outstanding, respectively. There were no warrants granted during fiscal year 2008. We granted 1,400,000 warrants in connection with certain notes payable. These warrants had a weighted average exercise price of $0.17. The aggregate fair value of these warrants, which was computed using the Black Scholes Option Pricing Model, was $____. $_____ was recorded as a discount to the respectively notes payable and the remaining balance was recorded as a __________. At September 30, 2009, the weighted average exercise price was $0.13; the weighted average remaining life was 3.46 years; the aggregate intrinsic value was $39,000; and _____ warrants were exercisable.

b. COMMON STOCK

Stock for cash

During fiscal year 2009, we issued an aggregate 9,625,000 shares of common stock for $957,500.

During fiscal year 2008, we issued an aggregate 5,070,000 shares of common stock for $507,000.

Stock for services

During fiscal year 2009, we granted 3,532,059 shares of common stock for various services. These shares vested immediately and had an aggregate fair value of $287,447, which was recorded as share-based compensation. The fair value was determined based on the quoted stock price on the date of grant.

During fiscal year 2008, we granted 6,595,000 shares of common stock for various services. These shares vested immediately and had an aggregate fair value of $937,600, which was recorded as share-based compensation. The fair value was determined based on the quoted stock price on the date of grant.

Stock for debt

On February 1, 2009, we issued 75,000 shares of common stock in return for an extension on a note payable. We concluded that the debt was modified under FASB ASC 470-50. The fair value ($4,875) of the shares issued was recorded as a discount on the debt.

During fiscal year 2008, we issued 500,000 shares of common stock to settle $50,000 in debt. The common shares were valued at $80,000 based on the quoted stock price on the date of grant. The difference between the fair value of the common shares and the book value of the loan was recorded as additional expense.

During fiscal year 2008, we issued 600,000 shares of common stock in lieu of cash for payment of interest on two notes.

Stock for acquisition

On December 15, 2008, we purchased 100% of the outstanding shares of FaithTV, LLC. In connection with the acquisition, we issued 1,500,000 shares of common stock, in aggregate, valued at $67,500 based on the Company's quoted stock price. We also issued 100,000 shares of preferred stock valued at $9,000.

Stock for registration rights penalty

On April 17, 2009, we issued 1,191,000 shares of common stock to settle certain registration rights penalty associated with warrants issued in prior years.

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

Registration rights

[update - Darrin to provide]

NOTE 13. SEGMENTS

The following is a discussion of our operating segments:

   - MyFamily TV - is a TV network and broadcasting division centered primarily on Christian ministry paid programming, older and public domain movies, and family programming such as Here's Lucy and the Beverly Hillbillies.

   - Film & TV Productions - has over 1000 movie titles and 200 television episodes and 5000 songs which are typically licensed out for seven years.

   -  Real  Estate   Auctions  -  is  primarily  designed  to  sell  discounted foreclosed properties to a TV audience through a live auction.

                 		Years ended September 30,
                   		2009          	2008

REVENUE:
Segment 1
Segment 2
Segment 3

OPERATING INCOME:
Segment 1
Segment 2
Segment 3
Corporate & other

TOTAL ASSETS:
Segment 1
Segment 2
Segment 3
Shared assets
Corporate & other



NOTE 14. BANKRUPTCY FILING

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

The Plan provided for the treatment of each Class, and for the cash payments that each Class of creditors will receive (and for the existing equity interests and rights that equity security holders will retain) under the Plan. The effective date of the Plan is contemplated to be on or about August 15, 2008 (the "Effective Date"). The Company plans to fund the Plan through cash on hand and accumulated by the Effective Date to pay off the allowed Priority Unsecured Tax claims of potentially $191,164.05, and the first month's payment of approximately $17,000 plus interest to its non-priority unsecured creditors. The Company has on hand approximately $170,000 and estimates that it will have almost $300,000 available for disbursement on the Effective Date.

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

NOTE 15. LITIGATION, CONTINGENCIES AND COMMITMENTS

Laurus Master Fund Settlement

On March 24, 2009, Valcom and Laurus Master Fund, Ltd, a company organized under the laws of the Cayman Islands and Chicago Title Company, a California Corporation entered into a Settlement Agreement whereby Valcom resolved its previously asserted claims against Laurus and Chicago Title.
Pursuant to the terms of the Agreement, Laurus agrees to pay the Company five hundred and fifty thousand dollars ($550,000) which was received by the Company's attorney on March 30, 2009. Within ten calendar days after the Company receives payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title. This settlement is reflected as `Other Income' with full accrual made for legal costs relating to the settlement.

Other litigation



NOTE 16. SUBSEQUENT EVENTS

[add standard sub events language + required disclosures]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  Pursuant to Rule 13a-15(b) under the Securities Exchange Act ("Exchange Act") of 1934, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended September 30, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective primarily due to an overreliance on consultants to review critical accounting areas and disclosures; and a lack of sufficient qualified accounting staff.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Valcom, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  -	  Pertain  to  the  maintenance  of  records  that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  -	  Provide  reasonable  assurance  that  transactions  are  recorded  as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  -	  Provide reasonable assurance regarding prevention or timely detection
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.


Based on its assessment, management concluded that, as of September 30, 2009, the Company's internal control over financial reporting is not effective based on those criteria. In performing this assessment, management identified the following material weaknesses:

  -	  Lack of adequate segregation of controls
  -	  Lack  of  adequate  and  qualified  accounting  staff  to oversee the
     	  accounting and financial statement close process
  -	  Lack of adequate controls over debt and equity transactions
  -	  Lack of controls over the expense cycle

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal year that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's directors and executive officers, the positions with the Company held by each, and the period during which each such person has held such position.



Name                    Age                   Position               	 Since
------------------	---   ---------------------------------------	 -----
Vince Vellardita        51    CEO/CFO/President/Chairman of the Board     2000
Richard Shintaku        67    Director                                    2003
Frank O Donnell         59    Director                                    2006
Carl Austin Powers      47    Director/President My Family TV Network     2009
Patrick Wilemsen        35    Director                                    2009


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

BIOGRAPHIES OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

VINCE VELLARDITA - CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

VINCE VELLARDITA - CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

     VINCE VELLARDITA, Chairman and Chief Executive Officer for Valcom, Inc., has utilized his 30 years of experience in the entertainment industry and successfully turned Valcom, Inc., into an Independent Entertainment Company having a 275 million dollar market cap. Mr. Vellardita strategically led the Company in acquiring property and studios in Las Vegas, Los Angeles, and Palm Springs. These entertainment studios combined consisted of 20 sound stages with back lot at 350 thousand sq. ft. on over 20 acres of land. He has been very instrumental in acquiring 143 films, 10 TV series, millions of dollars worth of equipment, and an ownership of a TV station KVPS Palm Springs. Valcom has maintained long-term contracts with Paramount Pictures CBS's series "JAG" and "NCIS", and Walt Disney's Sabans "Mighty Morphin Power Rangers". Mr. Vellardita has consulted with Broadcasters and Studios all over the world and continues long-standing relationships throughout the entertainment industry.

     Mr. Vellardita began his career in 1977 as a fast-paced music producer and promoter of over 200 live events and concerts with some of the biggest acts in the world. He also produced a Presidential campaign, Super Bowl events and Broadway Theater and Las Vegas shows. In 1987, Mr. Vellardita bought his first TV station in Nashville and built it into a television network with over 35 TV stations servicing over 9 million households, housing multiple sound stages and edit bays, as well as increasing revenues by bring in national accounts to this network. With Mr. Vellardita's diversified background and successful track record in Nashville, he relocated to Los Angeles and developed independent productions studios and focused on film and television from building the sound stages to all aspects of deal making, as well as luring some of the biggest names in the television and motion picture community, including Paramount, Warner Brothers and Disney. Mr. Vellardita's excellent reputation in the entertainment industry allowed him to maintain a 95% occupancy rate while being involved in the production of several thousand episodes of television and hundreds of films.

     At fifty two years of age, Mr. Vellardita has been married to his wife Teresa for 20 years and has 2 sons, Jesse 26 and Anthony 23. Vince and Teresa reside in Florida and keep residence in both Los Angeles and Las Vegas, Nevada.

RICHARD SHINTAKU - DIRECTOR

Richard Shintaku has served on the Board since August 5, 2003. He is currently President and CEO of Inter-Continental Associates Group, LLC and ICAG, Inc. ICAG is a Merrill Lynch investment "Alliance Partner". He is currently Vice President and principal of MRI International, Inc., one of the nation's largest medical receivables funding companies, Executive Vice President and principal of JMR Nevada, Inc. (Harmon Medical Center), and KK JMR (Medical, Japan centers). Mr. Shintaku is also Chairman and CEO of Premier Entertainment Services, Inc., (product placement in Digatech International, Inc. (Gaming technology) and Owner/Proprietor of The Royal Hawaiian Farms (Pistachio/Grapes). He is a Partner of Super Nova Financial Services (NY Mercantile Exchange). He also serves on various board of directors of many Asian and domestic firms. He has recently been asked to serve as the first Honorary Consul General of Japan in the State of Nevada and is presently serving as the Nevada representative on the Republican Presidential Roundtable.

FRANK O'DONNELL- DIRECTOR

The Company appointed Frank to the Board in 2007. Frank O'Donnell is also Vice-Chairman of TVcompass and a founder of the Company. From 1996 to 2004, Mr. O'Donnell was the founder and President of Evolve Products, Inc. From 1986 to 1995, he was the founder and Vice President of Universal Electronics, Inc. and from 1979 to 1986 he was the founder and President of Cable Business Associates, Inc. Further, he previously managed the custom designs for Time Warner Cable and Comcast (AT&T/TCI) universal remote controls.

CARL AUSTIN POWERS- DIRECTOR

Carl Austin Powers joined the Company's Board on February 06th 2009 and was also appointed as Executive Vice President Sales and Marketing on the same date. Mr. Powers had a successful career in the telecommunications industry starting with Cable and Wireless Communications in 1986 as National Account Manager and then in 1990 MCI Communications, Inc. as Florida Regional Manager, Global Accounts and then MCI Worldcom as Southern Region Executive Director. In 2001 he joined Global Crossing Communications as Southern Regional Vice President of Global Network Solutions and in 2002 becoming North America managing director , alternative channel sales for Primus Telecommunications, Inc.


PATRICK WILLEMSEN- DIRECTOR

On September 22, 2009, the Company's Board of Directors appointed Patrick Willemsen as a director of the Company. Mr. Willemsen started his professional career with a Dutch foundation that was responsible for the implementation of the first Internet-over-cable and TV-shopping mall solution for a Dutch CATV operator. In 1995 he started a trading company in the Netherlands and imported food products from the Middle East to Europe, US and Asia. In 1997 Mr. Willemsen started a telecom company and quickly led the company to a market cap of over 250 million USD. Early 2003 Mr. Willemsen moved to the USA and started the company Emergo Consultancy. Emergo is active in consultancy and international business opportunities. The company assists small and medium sized companies in growth and provides an emphasis on international expansion. In 2007 Mr. Willemsen began ABEX Capital INC, which was founded to manage investment funds used for structuring and acquiring distressed real estate and notes. Mr. Willemsen studied economics and management in Amsterdam at the Hogeschool van Amsterdam.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended September 30, 2009, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2009, we believe that during the year ended September 30, 2009, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

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

During 2009, the Board of Directors met and/or executed unanimous written consents of the Board of Directors ____ times. While we do not have a formal policy requiring members of the Board to attend the Annual Meeting of Stockholders, we strongly encourage all directors to attend. No director attended fewer than 90% of the total number of meetings.






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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended September 30, 2009, 2008 and 2007 to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer at September 30, 2009.

                          SUMMARY COMPENSATION TABLE



  Name &      Year      Salary        Bonus     Other	Restricted	Options LTIP    All
 Position                                               Stock                           Other
------------  ----	--------      -----	-----	----------	-------	----	-----
Vincent       2009      $125,000
Vellardita    2008      $      0      0.000         0      100,000            0    0        0
CEO	      2007      $      0      0.000         0            0            0    0        0
C. A. Powers  2009      $ 58,863



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


OPTIONS GRANTS IN LAST FISCAL YEAR
None

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES
None.

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Vince Vellardita, the Company's Chairman of the Board, Chief Executive Officer and President, effective October 1, 2000. The term of the Agreement is for five years. The Board of Directors may terminate, for just cause Mr. Vellardita's employment at any time. The Agreement shall be automatically renewed for successive five year terms, unless either party gives written notice of termination three months prior to the end of the term. The Agreement provides for an annual salary of $120,000 for the first year, $150,000 for the second year and $200,000 for the third year, plus a bonus if authorized by the Board of Directors. If the Company is involved in a merger or consolidation in which it does not survive, or if the Company transfers substantially all of its assets, the surviving entity in the merger or consolidation or the transferee of the Company's assets shall be bound by the Agreement. With the exception of ownership of up to five percent of the equity securities of another publicly traded corporation, the Agreement prohibits Mr. Vellardita from engaging in any activity competitive with or adverse to the Company's business or welfare without the Company's prior written consent.

The Company entered into an Employment Agreement with Carl Austin Powers, the Company's Executive Vice President Sales and Marketing and Director effective 06th February 2009. The term of the agreement is 3 years and the agreement may be terminated in accordance with the terms of the agreement and for just cause. The annual compensation commences at $80,000 per year and increased to $120,000 per year after 90 days and under the terms of the agreement, Mr. Powers will enjoy the benefits of such pension, 401 (k), profit sharing, bonus, life insurance, hospitalization, major medical, are in effect at any time during the term, to the extent the Executive is eligible under the terms of those Plans and will participate in an executive incentive compensation plan with others sharing in an amount equal to 5% of the company's net after tax profits for each fiscal year during the term of the agreement; if and when the Company participates in such programs.

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



Title of         Name and                        	Amount and                Percent(2)
Class        	 Address of                        	Nature of                 of Class
                 Beneficial Owner               	Beneficial Owner (1)
----------	 ----------------			----------------	  ---
Common           Vince Vellardita                       6,100,000                 13.8%
 Preferred       (CEO, CFO, Chairman)                   2,715,729                 21.4%
Common           Richard Shintaku                       3,700,000                  8.3%
 Preferred       (Director)                             1,537,333                  8.2%
Common           Frank O'Donnell                          550,000                  1.2%
 Preferred       (Director)                             1,000,000                  5.4%
Preferred        Carl Austin Powers (Director)*                                   29.1%
                 (Executive Vice President)             5,000,000
Common           Patrick Wilemsen (Director)*           5,000,000                  9.1%
Preferred                                               4,000,000                 21.4%
Common                                                 15,350,000                 32.4%
                 All Officers and Directors as a Group
                 (Five (5) individuals)



* Represent 5,000,000 shares of Series C Preferred Class stock owned by Rain Day Holdings, LLC. Rain Day Holdings LLC is owned by Tracey A. Powers, wife of Carl Austin Powers. Carl Austin Powers is the authorized agent for Rain Day Holdings LLC and holds all the voting rights on said shares.

**Represents 4,000,000 shares of common stock held by Abex Capital, Inc. and 1,000,000 shares of common stock held by Florida Opportunities, both entities for which Patrick Willemsen holds voting and dispositive power and 4,000,000 shares of Series C Preferred Stock held by Abex Capital Inc, for which Patrick Willemsen holds voting and dispositive power.

(2)

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

(2) Based upon 39,064,158 share of common stock issued and outstanding as of September 30, 2009.

CHANGES IN CONTROL

To the best of the knowledge and belief of the Company, there are no arrangements, understandings, or other agreements relative to the disposition of the Company's securities, the operation of which would, at a subsequent date, result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

NONE


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Malone and Bailey, Certified Public Accountants, Seale and Bears, Certified Public Accountants and Moore and Associates, Certified Public Accountants for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2009 and 2008 and the review of the financial statements included in the Company's Forms 10-Q, totaled as follows:


                            2009           2008
			 ---------	---------
Audit fees               $  27,000      $  13,000
Quarterly reviews        $  13,000      $  12,000
Total                    $  40,000      $  25,000

                                   PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Ex. 2.1 Second Amended Plan of Reorganization (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2008).

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

Ex. 10.1 Form of Convertible Debenture dated November 25, 2008, by and between Valcom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.2 Form of Guaranty dated November 25, 2008, by and between Valcom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.3 Form of Pledge Agreement dated November 25, 2008, by and between Valcom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.4 Form of Warrant dated November 25, 2008, by and between Valcom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.5 Form of Agreement for the Purchase and Sale of Common Stock by and among Faith TV LLC, A. Kenneth Curtis, William Curtis, Jim West, Mark McGregor and Valcom, Inc. (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on December 19,
2008)

Ex. 10.6 Form of Note Purchase Agreement dated January 6, 2009 by and between Valcom, Inc. and OmniReliant holdings, Inc. (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009)

Ex. 10.7 Form of 10% Secured Promissory Note dated January 6, 2009 by and between Valcom, Inc. and OmniReliant Holdings, Inc. (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009)

Exhibit 10.8 Form of Security Agreement dated January 6, 2009 by and between Valcom, Inc. and OmniReliant Holdings, Inc. (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009)

Ex. 10.9 Form of Warrant dated January 6, 2009 (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009)

Ex. 10.10 Memorandum of Understanding by and between Valcom, Inc. and Jeremiah's International Trading Co. Inc (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 2009)

Ex. 10.11 Form of Securities Purchase Agreement dated September 22, 2009 (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on September 30, 2009)

Ex. 16.1 Letter from Kempisty & Company, dated August 19, 2008 (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on August 20, 2008)

Ex. 31.1  Certifications Pursuant to Section 906 of the Sarbanes-Oxley  Act  of
2002

Ex. 32.1  Certifications  Pursuant  to Section 302 of the Sarbanes-Oxley Act of
2002

Ex. 99.1 Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, entered on August 5, 2008 (Incorporated by reference to the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2008).

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2010


   VALCOM, INC., A DELAWARE CORPORATION

   By:/s/ Vince Vellardita
      --------------------
      Vince Vellardita
      Chief Executive Officer
      (Principal Executive Officer)
      and  Chief Financial Officer (Principal
      Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.


SIGNATURE			TITLE                      DATE
---------			-----			   ----

By:  /s/ Vince Vellardita       Chief Executive Officer,
	 ---------------- 	Chairman  of  the  Board   February 16, 2009
	 Vince Vellardita

By:  /s/ Richard Shintaku       Director                   February 16, 2009
	 ----------------
  	 Richard Shintaku

By:  /s/ Frank O Donnell        Director                   February 16, 2009
	 ---------------
  	 Frank O Donnell

By:  /s/ Carl Austin Powers     Director 		   February 16, 2009
	 ------------------
  	 Carl Austin Powers

By: /s/  Patrick Wilemsen       Director 		   February 16, 2009
	 ----------------
  	 Patrick Wilemsen