Form 10-K/A
period 2009-09-30
VALCOM, INC
filed 2010-02-22
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                   (Mark One)

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

Yes  [ ]  No [X]

Revenues for year ended September 30, 2009: $ 766,355

Number of shares of the registrant's common stock outstanding as of February 12, 2010 was 39,684,158


                               TABLE OF CONTENTS


                                                                           PAGE

PART I
 ITEM 1. BUSINESS							   2
 ITEM 1A.RISK FACTORS							   8
 ITEM 2. PROPERTIES							   11
 ITEM 3. LEGAL PROCEEDINGS						   12
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		   13

PART II
 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED
	 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	   14
 ITEM 6. SELECTED FINANCIAL DATA					   16
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	 AND RESULTS OF OPERATIONS					   17
 ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	   21
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA			   F-1
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	 AND FINANCIAL DISCLOSURE					   22
 ITEM 9A.CONTROLS AND PROCEDURES					   22

PART III
 ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE		   23
 ITEM 11.EXECUTIVE COMPENSATION						   27
 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	 AND RELATED STOCKHOLDER MATTERS				   28
 ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
	 INDEPENDENCE							   29
 ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES				   29

PART IV
 ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES			   29

SIGNATURES								   30

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

The Company is a diversified entertainment company and during 2009, reorganized its operations into the following five divisions:

1. BROADCASTING


On December 15, 2008, we acquired 100% of Faith TV LLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. Upon closing, we re-branded the network and launched it as "MyFamily TV," a new family focused TV network with plans to add significantly more broadcast affiliates. My Family TV is a strong family oriented network with a core established audience and broadcasts to over 50m households on full-time and part-time through its extensive affiliate network. My Family TV is a new network created for American families, broadcasting over 80 movies per month and in July 2009 launched Kid Mango, a daily 3 hour kids block in a venture with Porchlight Entertainment which is carried on Sky Angel, iLife and on the ION digital channel and featuring major kids programs including Emmy Award winning titles such as Jakkers, Jay Jay the Jet Plane and Denis the Menace.

With the acquisition of My Family TV, we now have a library of over 1,000 films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

The purchase price included 100,000 shares of convertible preferred stock valued at $9,000 based on an "as if" converted basis; 1,500,000 shares of common stock valued at $59,400 based on the Company's quoted stock price; cash payments totaling $661,092. The total adjusted purchase price was $729,492.

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

INTRODUCTION

PLAN OF OPERATION

As of September 30, 2009, ValCom, Inc. operations were comprised of the following activities:

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2008

Revenues for the year ended September 30, 2009 decreased by $169,336 or 18% from $935,691 for the year ended September 30, 2008 to $766,355 for the same period in 2009. The decrease in revenue was principally due to reduced production activity.

Production costs for the year ended September 30, 2009 increased by $177,832 or 59% to $478,993 for the year ended September 30, 2009 compared to $301,161 for the same period in 2008. The increase in production costs was principally due to additional direct production costs.

Advertising and marketing costs for the year ended September 30, 2009 decreased by $168,357 or 75% to $56,437 compared to $224,794 for the year ended September 30, 2008. The decrease was due principally to decreased promotion spend.

Depreciation and amortization expense for the year ended September 30, 2009 increased by $42,200 or 37% from $112,701 for the year ended September 30, 2008 to $154,901 for the same period in 2009. The increase was primarily due to additional assets from the acquisitiono of Faith TV.

General and administrative expenses for the year ended September 30, 2009 increased by $1,46,699 or 86% to $2,481,574 for the year ended September 30, 2009 from $1,334,875 for the same period in 2008. The decrease was due principally to increased costs from the acquisition of subsidiaries.

Interest expense for the year ended September 30, 2009 increased by $77,594 or 123% from $63,054 for the year ended September 30, 2008 to $140,348 for the same period in 2009. The decrease was due principally to reduction in interest bearing loan notes.

Due to the factors described above, the Company's net loss increased by $1,182,199 or 232% from a net loss of $510,130 for the year ended September 30, 2008 to a loss of $1,692,329 for the year ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $1,692,329 and a negative cash flow from operations of $549,962 for the year ended September 30, 2009, and an accumulated deficit of $20,501,749 at September 30, 2009.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Cash totaled $110,846 on September 30, 2009, compared to $86,415 at September 30, 2008. During the fiscal year 2009, net cash used by operating activities totaled $549,962 compared to $315,170 for the year ended September 30, 2008. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash increase by financing activities for fiscal year 2009 totaled $1,276,250. Net cash used by investing activities during fiscal year 2009 totaled $701,857 with ,the ,purchase of subsidiaries and fixed assets.

The above cash flow activities yielded a net cash increase of $24,431 during fiscal year 2009 compared to a net cash increase of $80,489 during the year ended September 30, 2008.

There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company, if at all. The total shareholders' equity deficit increased to $680,430 in fiscal year 2009. Additional paid in capital increased by $1,628,250 in fiscal year ended September 30, 2009.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valcom, Inc
Indian Rocks Beach, Florida

We have audited the consolidated balance sheet of Valcom, Inc. and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders'deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Company as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Valcom, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Valcom, Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
February 22, 2010




VALCOM, INC.
Balance Sheets


Assets

					     September 30,	September 30,
					     2009		2008
					     Restated		Restated
					     --------------	--------------

CURRENT ASSETS

  Cash					      $	    110,846 	$      86,415
  Restricted cash				     60,230
  Accounts receivable, net			     44,303 	       25,947
  Inventory					    487,324
					      --------------	--------------

	     Total Current Assets		    702,703	      112,362
					      --------------	--------------

FIXED ASSETS
  Film library, net of accumulated
   depreciation of $44,859 and $-		    205,141		    -
  Property and equipment, net of accumulated
   depreciation of $5,831 and $- 		     33,523		    -
  Intangible assets, net of accumulated
   amortization of $104,211 and $-		    290,695 		    -
					      --------------	--------------

	     TOTAL ASSETS		      $	  1,232,062 	$     112,362
					      ==============	==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

	Accounts payable and
	  accrued expenses		      $	    633,605 	$     425,945
	Due to related parties			    900,048	      	    -
	Convertible notes payable		    157,589
	Notes payable			 	    221,250 	      177,500
					      --------------	--------------

	     Total Current Liabilities		  1,912,492	      751,201
					      -------------	--------------


	     TOTAL LIABILITIES			  1,912,492 	      751,201
					      --------------	--------------


STOCKHOLDERS' DEFICIT

	Series B Preferred stock,
	  1,000,000 shares authorized at
	  par  value  of  $0.001, 38,000
	  shares issued and outstanding		         38 	  	   38

	Series C Preferred stock,
	  25,000,000 shares authorized
	  at  par v alue of $0.001,
	  14,691,395, 9,591,395 and
	  shares issued				     14,691	        9,591
	  and outstanding, respectively

	Common stock, 250,000,000 shares
	  authorized at par value
	  of $0.001, 39,064,158, 21,676,099
	  and shares issued and outstanding,
	  respectively	     			     39,064	       21,676

	Treasury stock, 35,000 shares		    (23,522)	      (23,522)
	Additional paid-in capital		 20,014,218	   18,162,798
	Accumulated deficit			(20,724,919)	  (18,809,420)
					      --------------	--------------


	     Total Stockholders' Deficit  	   (680,430)	     (638,839)
					      --------------	--------------

	     TOTAL LIABILITIES AND
	       STOCKHOLDERS' DEFICIT		$ 1,232,062 	$     112,362
					      ==============	==============



The accompanying notes are an integral part of these financial statements.




VALCOM, INC.
Statements of Operations

									      For the Year Ended
									         September 30,
									      ------------------
								   2009				    2008
								 Restated			  Restated
								-----------			------------

REVENUES							$   766,355			$   935,691
COST OF GOODS SOLD						   (478,993)			   (301,161)
								-----------			------------
GROSS MARGIN							    287,362 			    634,530

OPERATING EXPENSES

	Advertising and marketing				     56,437 			    224,794
	Depreciation expense					    154,901 			    112,701
	General and administrative				  2,481,574 			  1,334,875
								-----------			------------

		Total Operating Expenses			  2,692,912 			  1,672,370
								-----------			------------

LOSS FROM OPERATIONS						 (2,405,550)		 	 (1,037,840)
								-----------			------------

OTHER INCOME

	Interest expense, net					   (140,648)			    (63,054)
	Gain on settlement of litigation			    550,000 			          -
	Gain on extinguishment of debt				         - 			    588,462
	Gain on derivative liabilities				     60,672 			          -
	Other Income(Expense)					     20,027 			      2,302
								-----------			------------

TOTAL OTHER INCOME (EXPENSE)					    490,051 			    527,710
								-----------			------------


LOSS BEFORE INCOME TAXES					 (1,915,499)			   (510,130)


PROVISION FOR INCOME TAXES					          - 			 	  -
								-----------			------------

NET LOSS							$(1,915,499)	 		$  (510,130)
								===========			============


BASIC LOSS PER SHARE						$     (0.07)			$     (0.03)

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING						 28,762,932 		 	 14,775,061
								===========			============

The accompanying notes are a integral part of these financials statements.



VALCOM, INC.
Condensed consolidated Statements of Stockholders' Equity (Deficit)
(These Financial Statements are Unaudited)





					Series B Preferred Stock	Series C Preferred Stock	Common Stock
					Shares		Amount		Shares		Amount		Shares		Amount
							Restated			Restated			Restated
					------		--------	---------	--------	-----------	--------

Balance,
September 30, 2007 - as filed 		38,000 		    38 	 	7,921,666 	  7,921 	 10,376,099 	 10,376

Correction of an error 			     - 		     - 	 		- 	      - 	  	  - 	      -


Balance,
September 30, 2007 - Restated 		38,000 		    38 	 	7,921,666 	  7,921 	 10,376,099 	 10,376

Common stock issued
  for services	 			     - 		     - 	 		- 	      - 	  6,130,000 	  6,130

Preferred stock
  issued for debt			     - 		     - 	 	1,669,729 	  1,670 	 	  - 	      -

Common stock issued
  for debt	 			     - 		     - 	 		- 	      - 	    500,000 	    500

Common stock issued
  for interest							 	  				    600,000 	    600

Common stock issued for
  cash	 				     - 		     - 	 		- 	      - 	  4,070,000 	  4,070

Net loss for the year
  ended September 30,
  2008	 				     - 		     - 	 		- 	      - 	 	  - 	      -
					------		------		---------	-------		-----------	-------
Balance, September 30,
  2008	 				38,000 	 	$   38 	 	9,591,395 	$ 9,591 	 21,676,099 	$21,676
					======		======		=========	=======		===========	=======
Balance, September 30,
  2008	 				38,000 	 	$   38 	 	9,591,395 	$ 9,591 	 21,676,099 	$21,676

Common stock issued
  for services	 			     - 		     - 				 		  4,497,059 	  4,497

Preferred stock issued
  for cash	 			     - 		     - 	 	5,000,000 	  5,000

Preferred stock issued for
  Subsidiary Acquisition				 		  100,000 	    100

Common stock issued for
  debt extension	 		     - 		     - 				 		     75,000 	     75

Common stock issued for
  cash	 				     - 		     - 						 10,125,000 	 10,125

Common Stock issued for
 Subsidiary Acquisition							 				  1,500,000 	  1,500

Common Stock issued for
  registration rights
  penalties							 					  1,191,000 	  1,191

Derivative liability -
  tainted warrants

Derivative liability -
  settlement

Net loss for the year
  ended September 30,
  2009	 				     - 		     -
					------		------		---------	-------		-----------	-------
Balance, September 30,
  2009 - Restated			38,000 	 	$   38 	 	14,691,395 	$14,691 	 39,064,158 	$39,064
					======		======		==========	=======		===========	=======


The accompanying notes are an integral part of these financial statements.



VALCOM, INC.
Condensed consolidated Statements of Stockholders' Equity (Deficit)
(These Financial Statements are Unaudited)
(CONTINUED)

											Total
	 						Additional			Stockholders'
					Treasury	Paid-In		Accumulated	Equity
					Stock		Capital		Deficit		(Deficit)
							Restated			Restated
					---------	----------	-----------	------------
Balance,September 30, 2007
- as filed				  (23,522)	15,081,739 	(17,299,290)	  (2,222,738)

Correction of an error 			     - 	   		 -	 (1,000,000) 	  (1,000,000)

Balance, September 30, 2007
- Restated				  (23,522)	15,081,739 	(18,299,290)	  (3,222,738)

Common stock issued for services	        - 	   835,170 		  - 	     841,300

Preferred stock issued for debt		 	- 	 1,668,059 		  - 	   1,669,729

Common stock issued for debt		 	- 	    79,500 		  - 	      80,000

Common stock issued for interest			    95,400 		  - 	      96,000

Common stock issued for
  cash		 				- 	   402,930 		  - 	     407,000

Net loss for the year
  ended September 30, 2008		 	- 		 - 	   (510,130)	    (510,130)
					---------      -----------     ------------	------------
Balance, September 30, 2008	 	$ (23,522)     $18,162,798     $(18,809,420)	$   (638,839)
					=========      ===========     ============	============
Balance, September 30, 2008	 	$ (23,522)     $18,162,798     $(18,809,420)	$   (638,839)

Common stock issued for services		- 	   360,150 			     364,647

Preferred stock issued for cash		 		   245,000 			     250,000

Preferred stock issued for
  Subsidiary Acquisition		   		     8,900 			       9,000

Common stock issued for debt
  extension						     4,800 			       4,875

Common stock issued for  cash				   732,375 			     742,500

Common Stock issued for
 Subsidiary Acquisition				 	    57,900 			      59,400

Common Stock issued for
registration rights penalties				    79,797 			      80,988

Warrants issued to settle registration
  rights penalities				 	   223,170			     223,170

Derivative liability -
  tainted warrants				 	  (103,220)			    (103,220)


Derivative liability -
  settlement				 		   242,548 			     242,548

Net loss for the year
  ended September 30, 2009						(1,915,499)	  (1,915,499)
					---------      -----------     ------------	------------
Balance, September 30, 2009	 	$ (23,522)     $20,014,218    $(20,724,919)	$   (680,430)
  - Restated				=========      ===========     ============	============


The accompanying notes are an integral part of these financial statements.



VALCOM, INC.
Statements of Cash Flows

									   For the Year Ended September 30,
									     2009		     2008
									   Restated		   Restated
									-------------		-------------
OPERATING ACTIVITIES

	Net loss							$ (1,915,499)		$   (510,130)
	Adjustments to reconcile net loss to
	  net cash used by operating activities:
		Depreciation expense					     154,901 		     112,701
		Common stock issued for services			     364,647 		     841,300
		Common stock issued for debt extension			       4,875		           -
		Common stock issued for registration rights penalty	      80,988		           -
		Warrants issued to settle registration rights penalties      223,170		           -
		Gain on derivative liabilities				     (60,672)		           -

		Amortization of debt discount				     117,589 		           -
		Provision for bad debt					     228,536 		           -
		Gain on sale of fixed assets				     (22,000)		           -
		Gain on debt extinguishment				           - 		    (588,463)

	Changes in operating assets and liabilities
		(Increase) decrease in accounts receivable		    (123,013)		     147,381
		(Increase) decrease in inventory			    (487,324)			   -
		Increase (decrease) in accounts payable			     194,048 		    (344,009)
		  and accrued expenses
		Increase (decrease) in due to related parties		     752,292 		    (132,803)
		(Increase)decrease in prepaid and other
		  current assets					     (62,500)		     158,853
									-------------		-------------
		Net Cash Used in Operating Activities			    (549,962)		    (315,170)
									-------------		-------------

 INVESTING ACTIVITIES

	Proceeds from sale of equipment					      22,000 		           -
	Cash paid for acquisition of MyFamily TV			    (661,092)		           -
	Increase in restricted cash					     (60,230)		           -
	Purchase of property and equipment				      (2,535)		     (11,341)
									-------------		-------------
		Net Cash Used in Investing Activities			    (701,857)		     (11,341)
									-------------		-------------

FINANCING ACTIVITIES

	Proceeds from sale of common stock				     742,500 		     407,000
	Borrowings on debt						     390,000 		          -
	Repayment of debt						    (106,250)		          -
	Proceeds from sale of preferred stock				     250,000 		          -
									-------------		-------------
	Net Cash Provided by Financing Activities			   1,276,250 		     407,000
									-------------		-------------

		NET CHANGE IN CASH		   	 		      24,431 	   	      80,489

		CASH AT BEGINNING OF YEAR		   	 	      86,415 		       5,926
									-------------		-------------

		CASH AT END OF YEAR					$    110,846 		$     86,415
									=============		=============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	CASH PAID FOR:

		Interest						$      8,750 		$          -
		Income Taxes						$          - 		$          -

	NON CASH FINANCING ACTIVITIES:
		Debt discount due to embedded conversion
		  option and warrants issued with debt		     	      200,000 			   -
		Common stock warrants tainted as derivative
		  liability						      103,220 			   -
		Preferred stock issued for related party payables	           - 		   1,669,729
		Common stock issued for debt				           - 		      79,500
		Common stock issued for accrued interest		           - 		      96,000
		Resolution of tainted derivative liabilities		     242,548 		           -
		Common stock issued for acquisition of
		  My Family TV						      59,400 		  	   -
		Preferred stock issued for acquisition of
		  My Family TV						       9,000 			   -


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

We have a 45% ownership in a limited liability company. The company has had minimal operations since inception and our investment was reduced to zero in prior years. As of September 30, 2009 and 2008, we have no assets or liabilities recorded on our balance sheet related to this investment. In addition, losses attributable to Valcom, Inc. are limited to allocable gains. Therefore, we have not recorded any loss related to this investment for the two years presented in these financial statements.

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

f. DEPRECIATION AND AMORTIZATION

For financial and reporting purposes, the Company follows the policy of providing depreciationon the straight-line method over the estimated useful lives of the assets.

The company amortizes the film lilbrary using the film forcecast methodology. Unamortized cost related to the film library was $205,141 at September 30, 2009.

The esitmated useful lives of these assets are:

Film Library                           	5 years
Production and Office Equipment		3 to 5 years

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

n. ACCOUNTS RECEIVABLE

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables, and changes in payment histories. As of September 30, 2009 an allowance for doubtful receivables $412,305 was considered necessary. Recoveries of trade receivables previously written off are recorded when received.

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

q.  INVENTORY

Inventory consists of real property, which is sold in our live event auctions. Inventory is carried a the lower of cost or fair value. We review for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Inventory at September 30, 2009 consists of three groups of houses with an aggregate cost of $487,324.

r.  IMPAIRMENT

Amortizable intangible assets and other long-lived assets are tested for impairment utilizing an income approach based on undiscounted cash flows upon the occurrence of certain triggering events and, if impaired, written down to fair value. Goodwill and indefinite-lived intangible assets are tested for impairment using a fair value approach at the reporting unit level for goodwill. A reporting unit is the operating segment, or a business which is one level below that operating segment. For all periods presented, the Company's reporting units are consistent with its operating segments in all material respects.

s.  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method. Costs associated with repairs and maintenance of property and equipment are expensed as incurred.

t.  BUSINESS COMBINATIONS AND INTANGIBLE ASSETS INCLUDING GOODWILL

The Company accounts for business combinations using the purchase method of accounting, which allocated the consideration to the fair value of the net assets acquired, including intangible assets, with the residual allocated to goodwill. Beginning October 1, 2009, the Company will account for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities acquired, including amounts attributed to noncontrolling interests, are recorded at fair value. Goodwill represents the residual difference between the fair value of consideration paid and the net assets acquired, and transaction costs are expensed as incurred.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is 5 years. Goodwill and identifiable intangible assets with indefinite lives are not amortized, but rather are tested annually for impairment, or sooner when circumstances indicate impairment may exist.

NOTE 3. GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of and for the year ended September 30, 2009, the Company has a negative working capital, has incurred significant net losses, and has negative cash flows from operating activities. In addition, the Company had an accumulated loss of $20,501,749. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4. RESTATEMENT

2009 RESTATEMENT
----------------

Subsequent to filing the September 30, 2009 Form 10-K, we discovered a number of errors that impacted the balance sheet, statement of operations and statement of cash flow. Specifically, these adjustments reflect the following errors:

- Restricted cash - certain cash balances are restricted and should be reported separately on the fact of the balance sheet.

- Intangible assets - a purchase price adjustment was not properly considered, which decreased intangible assets and related amortization expense. This error also impacted accounts payable and depreciation expense.

- Share-based compensation - certain grants of common stock for services were not appropriately recorded, which resulted in an adjustment of $77,200. In addition, there was an adjustment related to stock issued for a debt extension which was valued at $4,875.

- Retained earnings - adjustments to retained earnings relate to errors in stock compensation recognized in 2008. The 2008 statements are restated to reflect these adjustments to opening retained earnings.

- Registration rights penalty - an additional expense of $223,170 was recorded in general and administrative expense related to warrants issued to settle registration rights penalties in March 2009.



BALANCE SHEET AS OF SEPTEMBER 30, 2009:
								AS REPORTED	ADJUSTMENT	AS RESTATED

Cash & Equivalents                                       	$  171,076   	$  (60,230)	$   110,846
Restricted cash								 -          60,230           60,230
Intangible assets, net                                             411,349        (120,654)         290,695

NON-CURRENT ASSETS                                                 650,013        (120,654)         529,359

TOTAL ASSET                                                      1,352,716        (120,654)       1,232,062

Accounts payable and accrued expenses                              797,513        (163,908)         633,605

TOTAL LIABILITIES                                                2,076,400        (163,908)       1,912,492

Additional paid-in capital                                      19,860,148          154,070      20,014,218
Accumulated deficit                                            (20,614,103)        (110,816)    (20,724,919)

TOTAL STOCKHOLDER'S DEFICIT                                       (723,684)         43,254         (680,430)

TOTAL LIABILITY AND EQUITY                                       1,352,716        (120,654)       1,232,062


STATEMENT OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2009:

								AS REPORTED	ADJUSTMENT	AS RESTATED


General and administrative					 2,131,205	   350,369 	  2,481,574
Depreciation expense						   198,155         (43,254)         154,901

OPERATING EXPENSES						 2,385,797        (307,115)        2,692,912

NET LOSS							(1,608,384)       (307,115)      (1,915,499)

EPS - BASIC							     (0.05)          (0.02)           (0.07)

WEIGHTED AVERAGE SHARES OS					30,649,326        (1,886,394)     28,762,932



STATEMENT OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2009:



								AS REPORTED	ADJUSTMENT	AS RESTATED

Net loss							(1,608,384)	(307,115)        (1,915,499)
Adjustments to reconcile net loss to       								  -
    net cash used by operating activities:								  -
Depreciation expense						   198,155       (43,254)           154,901
Common stock issued for services				   287,447        77,200            364,647
Common stock for debt extension						-          4,875              4,875
Common stock issued for registration rights penalty			-         80,988             80,988
Warrants issued to settle registration rights penalties			-        223,170            223,170
Amortization of debt discount					   122,464        (4,875)           117,589
Increase (decrease) in accounts payable and accrued expenses	   355,591      (161,543)           194,048

NET CASH USED IN OPERATING					  (419,408      (130,554)          (549,962)

INVESTING ACTIVITY

Cash paid for acquisition of MYFamily TV			  (822,633)      161,541           (661,092)

NET CASH PROVIDED BY INVESTING					  (863,398)                        (701,857)

FINANCING ACTIVITY

Proceeds from sale of common stock				   692,500             50,000       742,500
Common stock issued for exercise of warrants			    80,988           (80,988)             -
NET CASH PROVIDED BY FINANCING					 1,307,238           (30,988)     1,276,250

Net increase in cash						    24,432                (1)        24,431
Cash at beginning of year					    86,415                           86,415
CASH AT END OF YEAR						   110,847                (1)       110,846


During the review of the ownership related to the building and lot in Las Vegas, we determined that the company may have to take legal proceedings to exert its rights for this ownership share. Due to the uncertainty of the outcome of any such potential action, we determined that it was appropriate to impair the value of property fully. Because the circumstances surrounding the ownership existed prior to September 30, 2007, the asset was removed from our books as an opening balance adjustment to our fiscal year 2008.

The 2008 financial statements have been restated to reflect numerous errors. The following significant items were adjusted:

- Investment in Las Vegas building and lot - as discussed above, we no longer have ownership rights to this property. These rights were lost prior to
   2008.  The  adjustment  resulted  in  a  reduction  of  assets and equity by
   $1,000,000

- Extinguishment of debt - certain uncollateralized notes payable incorrectly recorded or were absolved through bankruptcy proceedings. We executed a plan of reorganization and emerged from bankruptcy during fiscal 2008. The adjustment resulted in a reduction of liabilities and a gain on extinguishment of debt totaling $588,462; and a reduction of accrued interest and interest expense of $72,367.

- Judgment payable - during 2008, a note holder received a judgment against Valcom for $165,000. At the time of the judgment, only $100,000 was recorded in notes payable. The adjustment resulted in an increase in liabilities and additional expense of $57,000, net of $8,000 in accrued interest.

- Other errors related to accounts payable cutoff, and amortization of prepaid assets resulted in additional expense of $95,395.

The effects of the restatement on reported amounts for the year ended September 30, 2008 are presented below in the following tables:

                                                                  SEPTEMBER 30, 2008
					   --------------------------------------------------------------
                                             AS REPORTED        ADJUSTMENTS                AS RESTATED
					   --------------      --------------	       ------------------
Cash & Equivalents                         $       86,416      $          (1)          $           86,415
Prepaid Expenses                                   24,434             (24,434)                  	-
Receivables                                             -              25,947                      25,947
					   --------------      --------------	       ------------------
Current Assets                                    110,850               1,512                     112,362

Property, Plant and Equipment, net                 76,020             (76,020)                          -
Other Assets                                    1,000,000          (1,000,000)                          -
					   --------------      --------------	       ------------------
Non-Current Assets                              1,076,020          (1,076,058)                          -
					   --------------      --------------	       ------------------
TOTAL ASSET                                $    1,186,870          (1,074,020)         $          112,362
					   ==============      ==============	       ==================
Accounts Payable and Accrued Liabilities   $      468,364             (42,419)         $          425,945
Accounts Payable - Related Party                   86,181              61,575                     147,756
Accrued Interest                                  166,061            (166,061)                     	-
Notes payable                                     412,173            (234,673)                    177,500
					   --------------      --------------	       ------------------
Total Liabilities                               1,132,779            (381,578)                    751,201


Series B - Preferred Stock                             38                   -                          38
Series C - Preferred Stock                          9,591                   -                       9,591
Common Stock                                       22,776              (1,100)			   21,676
Additional Paid In Capital                     17,778,314             384,484                  18,162,798
Accumulated Deficit                           (17,733,106)         (1,076,314)                (18,809,420)
Treasury Stock                                    (23,522)            	    -                     (23,522)
					   --------------      --------------	       ------------------
Equity                                             54,091            (692,930)                   (638,839)
					   --------------      --------------	       ------------------
TOTAL LIABILITIES AND EQUITY               $    1,186,870          (1,074,508)         $          112,362
					   ==============      ==============	       ==================


                                                   YEAR ENDED SEPTEMBER 30, 2008
					------------------------------------------------
                                           AS REPORTED      ADJUSTMENTS      AS RESTATED
					--------------	 --------------   --------------
Revenue                                 $      953,209   $      (17,518)   $     935,691
Cost of Revenue                                 (6,383)        (294,778)        (301,161)
					--------------	 --------------   --------------
Gross Margin                                   946,826         (312,296)         634,530

Selling, General and Administrative          1,267,929           66,946        1,334,875
Advertising and Promotion                       12,294          212,500          224,794
Depreciation and Amortization Expense           25,340           87,361          112,701

Operating Expenses                           1,305,563          366,807        1,672,370
					--------------	 --------------   --------------
Other income (expense)

Interest Expense                               (79,085)          16,031          (63,054)
Other Income                                     4,006           (1,705)           2,301
Gain on extinguishment of debt            	     -    	588,463          588,463
					--------------	 --------------   --------------
Total other income (expense)         		75,079         (600,843)         527,710
					--------------	 --------------   --------------
TOTAL EXPENSE                     	     1,380,642         (235,982)       1,144,660
					--------------	 --------------   --------------
NET LOSS                      		$     (433,816)   	(76,314)  $     (510,130)
					==============	 ==============	  ==============
EPS - Basic                   		$        (0.03)             	  $        (0.03)

Weighted average shares OS       	    15,827,349                	      14,775,061



                                                                 YEAR ENDED SEPTEMBER 30, 2008
							   ---------------------------------------
                                                           AS REPORTED   ADJUSTMENTS   AS RESTATED
							   -----------	 -----------   -----------

Operating
 Net loss                                                     (433,816)      (76,314)	(510,130)
      Depreciation expense                                      25,340        87,361	 112,701
      Common stock issued for services                         518,915       322,385	 841,300
      Gain on extinguishment of debt                                 -      (588,463)   (588,463)
      Accounts receivable               		       173,328       (25,947)    147,381
      Prepaid expenses                  		       (24,434)       24,434	       -
      Accrued interest payable           		         2,271        (2,271)	       -
      Accounts payable                 			      (438,610)       94,601	(344,009)
      AP related party                          	            -        (132,803)	(132,803)
      Deposits                          		       158,853            -	 158,853
							   -----------	 -----------   -----------
 							       (18,153)     (297,017)	(315,170)

Investing
 Acquisition of Fixed Assets					     -       (11,341)    (11,341)

Financing

 Sale of stock              				       502,000       (95,000)	 407,000
 Repayment of note                                            (403,357)      403,357	       -
							   -----------	 -----------   -----------
			                                        98,643       308,357     407,000

 Net increase in cash                                           80,490           (1)      80,489
 Cash at beginning of year					 5,926            -        5,926
							   -----------	 -----------   -----------
 Cash at end of year                                            86,416           (1)      86,415
							   -----------	 -----------   -----------


NOTE 5. ACQUISITION OF FAITH TV, LLC

On December 15, 2008, we purchased 100% of the outstanding shares of FaithTV, LLC. The purchase is reflected in the financial statements along with the operating results of FaithTV, LLC from December 16, 2008 through September 30, 2009. The purchase price included 100,000 shares of convertible preferred stock valued at $9,000 based on an "as if" converted basis; 1,500,000 shares of common stock valued at $59,400 based on the Company's quoted stock price; cash payments totaling $661,092. The adjusted purchase price was $729,492. The preferred stock is convertible to shares of the Company's common stock on a one share for one share basis.

The revised purchase price was allocated based upon the fair value of the assets purchased as follows:

Equipment                      		$   36,819
Film library                      	   250,000
Paid programming contracts        	   394,906
Cash                                	     2,365
Accounts receivable, net          	   126,379
Allowance  				   (65,000)
Other current assets                	     2,300
Accounts payable                  	   (17,558)
Other                                	      (719)
					----------
                               		$  729,492
					==========


The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at November 1, 2007:


                     	For the years ended September 30
			--------------------------------
                              2009              2008
			--------------	   -------------

Revenue           	$      827,239     $   1,515,019
Net loss              	    (1,607,487)         (544,070)
Earnings per share	$        (0.06)    $       (0.04)


The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at November 1, 2007 and 2008, respectively, nor is it necessarily indicative of future operating results.


NOTE 6. PROPERTY AND EQUIPMENT, FILM LIBRARY AND INTANGIBLES

Property  and  equipment and intangibles consists of the following at September
30:


                               		September 30,   September 30,
                                   	    2009            2008
					------------	------------
Production Equipment            	$     39,354    $     76,020
Accumulated Depreciation      	     	      (5,831)        (76,020)
					------------	------------
Net property and equipment     		$    33,523	$          -
					============	============

Film library				$    250,000    $          -
Accumulated Depreciation      	   	     (44,859)		   -
					------------	------------
Net property and equipment     		$    205,141	$          -
					============	============


Intangible assets:
Paid programming contracts    		$    394,906    $          -
Accumulated amortization            	    (104,211)              -
					------------	------------
Net intangible assets          		$    290,695    $          -


Depreciation expense for the years ended September 30, 2009 was $154,901.

NOTE 7. NOTES AND JUDGMENTS PAYABLE


                               September 30,    December 31,
                               	   2009            2008
				---------	----------
Convertible Notes Payable 	$ 240,000	$        -
Other notes Payable                62,500           12,500
Judgments Payable                 158,750          165,000


Less: unamortized discount        (82,411)		 -
				---------	----------
     Total                 	$ 378,839  	$  177,500
				=========	==========

Convertible notes

On November 25, 2008, we entered into a convertible note agreement. The terms of the note are as follows: principal amount $100,000; annual interest rate of 15%; maturity date of January 24, 2009. The note was convertible into common shares based on the lower of 70% of the lowest 3-day average quoted stock price over the 20 trading days preceding the conversion date or $0.10. The note was
repaid  in  February  2009.   In  connection  with  the note, we issued 400,000
warrants with an exercise price of $0.10. These warrants, which vested immediately, were valued using the Black Scholes Option Pricing Model. In connection with these warrants, $100,000 was recorded as a discount to the note and was amortized over the life of the note using the effective interest method. For the years ended September 30, 2009, we amortized $100,000 of the discount into interest expense. This note was paid in full in February 2009.

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

On January 6, 2009, we entered into a convertible note agreement. The terms of the note are as follows: principal amount $100,000; annual interest rate of 10%; maturity date of January 6, 2010. The note is convertible into common shares at a rate of $0.10. In connection with the note, we issued 1,000,000 warrants with an exercise price of $0.20. These warrants, which vested immediately, were valued using the Black Scholes Option Pricing Model.
$100,000 was recorded as a discount to the note and was amortized over the life of the note using the effective interest method. For the years ended September 30, 2009, we amortized $17,589 of the discount into interest expense.

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

One of the convertible notes included a conversion feature that is based on the market value of the stock at the date of conversion. This conversion feature was evaluated under FAS 133 and EITF 00-19 and was determined under EITF 00-19 to have characteristics of a liability and therefore a derivative liability under FAS 133. The conversion price was variable which caused the Company to conclude it was possible at some point in the future to not have available the number of common shares required to share settle all common stock equivalent instruments. This caused warrants not subject to FAS 123 and all other convertible debt to also be classified as derivative liabilities under FAS 133. Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. During the year ended September 30, 2009, the convertible note creating the derivative liability was repaid. As a result, we marked the derivative liability to fair value through February 13, 2009, the date in which the note was paid, recording the change in fair value as a gain/loss on derivative liability. On the date of the repayment, we removed the derivative liability and recognized the unamortized debt discount in connection with the derivative liability, we recognized a gain of deriative liabilities of $60,672

Other notes payable

On July 13, 2009, we entered into a participation agreement for the acquisition of real property. Under the terms of these agreements, we borrowed $50,000 to purchase certain real estate properties. Any profits from the sale of the real estate properties are shared equally between Valcom and the lender. As of September 30, 2009, there were no sales of properties related to this agreement.

On July 19, 2007, we borrowed $12,500. The loan is not interst bearing and is payable on demand. The full amount was outstanding at September 30, 2009

During fiscal year 2008, we received notice of a judgment against Valcom in the amount of $165,000. The judgment relates to claim for paymnet on an outstanding debt plus interest. We initially recorded the full amount of the judgment and are currently negotiation a settlement. As of September 30, 2009 we accrued $158,750 related to this judgment.

NOTE 8. RELATED PARTY TRANSACTIONS

At September 30, 2009 and 2008, related party payables to Directors and Shareholders of the Company totaled $900,048 and $147,756, respectively.

At September 30, 2008, related party payables represent $1,950,288 payable to the President of the Company and Directors for various advances to the Company. The advances are non interest bearing and due upon demand. During the year ended September 30, 2009, $1,669,729 of the related party payables were converted to 1,669,729 shares of the Company's convertible preferred stock.

NOTE 9. FILM LIBRARY AND INTANGIBLES

With the acquisition of Faith TV (now My Family TV), the company acquired a library of over 800 films and TV programs. An aggregate value of $250,000 was allocated to the film library in purchase accounting. The film library is being amortized over its estimated useful life of five years using the film forecasting methodology. During the year ended September 30, 2009, we recorded depreciation expense of $44,859.

In connection with the acquisition of Faith TW, we acquired certain paid programming contracts. An aggregate value of $394,906 was allocated to paid programming contracts in purchase accounting. The balance is amortized over the life of the agreements. During the year ended September 30, 2009, we recorded amortization expense of $104,211.

NOTE 10. INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2009. At September 30, 2009, the Company had approximately $20,322,950 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards expire beginning in 2010.

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                       	   September 30,	September 30,
                                           	2009         	    2008
					   ------------		------------
Tax Expense (Benefit) at Statutory Rate        (34)%        	   (34)%
State Tax Rate, Net of Federal                  (6)          	    (6)
Change In Valuation Allowance                   40           	    40
					   ------------		------------
     Effective Tax Rate                          0 %           	     0 %
					   ============		============


The components of the net deferred tax asset are summarized below:


                             	September 30,      September 30,
                                    2009               2008
                                  Restated           Restated
				------------	   ------------
Deferred Tax Asset:
Net Operating Losses            $  8,129,180       $  7,630,502
Less:  Valuation Allowance        (8,129,180)        (7,630,502)
				------------	   ------------
     Total                	$          -	   $          -
				============	   ============

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

b. WARRANTS

At September 30, 2009 and 2008, we had 4,209,000 and 1,000,000 warrants granted and outstanding, respectively. There were no warrants granted during fiscal year 2008. During fiscal 2009, we granted 1,400,000 warrants in connection with certain notes payable. These warrants had a weighted average exercise price of $0.17. The aggregate fair value of these warrants, which was computed using the Black Scholes Option Pricing Model was $133,296 and was recorded as a discount to the respectively notes payable. In connection with the settlement of certain registration rights penalties, we issued 2,809,000 warrants on March 2, 2009. On the same day, we cancelled the 1,000,000 warrants previously issued. This resulted in additional expense of $223,170. At September 30, 2009, there were $4,209,000 warrants outstanding with a weighted average exercise price was $0.09; the weighted average remaining life was 4.55 years; the aggregate intrinsic value was $137,641; and all warrants were exercisable.

b. COMMON STOCK

Stock for cash

During fiscal year 2009, we issued an aggregate 10,125,000 shares of common stock for $742,500 cash.

During fiscal year 2008, we issued an aggregate 4,070,000 shares of common stock for $407,000.

Stock for services

During fiscal year 2009, we granted 4,497,059 shares of common stock for various services. These shares vested immediately and had an aggregate fair value of $364,647, which was recorded as share-based compensation. The fair value was determined based on the quoted stock price on the date of grant.

During fiscal year 2008, we granted 6,130,000 shares of common stock for various services. These shares vested immediately and had an aggregate fair value of $841,300, which was recorded as share-based compensation. The fair value was determined based on the quoted stock price on the date of grant.

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

Stock for acquisition

On December 15, 2008, we purchased 100% of the outstanding shares of FaithTV, LLC. In connection with the acquisition, we issued 1,500,000 shares of common stock, in aggregate, valued at $59,400 based on the Company's quoted stock price. We also issued 100,000 shares of preferred stock valued at $9,000.

Stock and warrants to settle registration rights penalties

On April 17, 2009, we issued 1,191,000 shares of common stock to settle certain registration rights penalties associated with warrants issued in prior years. The share were valued at $80,988, based on the quoted market value on the date of grant, and recorded as an expense. We also issued 2,809,000 warrants on March 2, 2009 to settle these penalties. Concurrently, we cancelled 1,000,000 warrants previously issued to these two investors. We recorded an aggregate expense of $223,170 related to these warrants.

Stock options

The Company has a 2001 Employee Stock Compensation Plan (the "ESCP") to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 2001. A total of 2,600,000 shares of common stock were registered for issuance under the ESCP on three Form S-8 registration statements filed January 16, 2001, March 26, 2001 and October 19, 2001. Pursuant to the ESCP, the Compensation Committee or Board of Directors may award registered shares of the Company's common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than the fair market value on the date of grant. During the fiscal year ended September 30, 2005, the Company issued an aggregate of 1,572,500 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP. No employee stock options were issued or outstanding as September 30, 2009.

Registration rights

During 2005, we entered into two stock subscription agreements. In addition to shares, the purchasers received 1,000,000 warrants in aggregate to purchase stock at an exercise price of $0.06 per share. The subscription agreements included a requirement to register the shares underlying the warrants. The penalty for failing to register the shares by the prescribed date was 10,000 shares of common stock per day until the shares were registered. We failed to meet the registration requirement and entered into the penalty period. In February 2009, we settled the penalty by issuing 1,191,000 shares of common stock and exchanging the 1,000,000 warrants for 2,809,000 in aggregate of new warrants with an exercise price of $0.05. In connection with this settlement, we recorded additional expense of $223,170.

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


                 		 Years ended September 30,
                   		    2009            2008

REVENUE:
My Family TV			   301,842		-
Film and TV Production		   397,763	   935,691
Real Estate Auction		   667,750		-

OPERATING INCOME:
My Family TV			  (266,171)	         -
Film and TV Production		(1,710,009)	(1,933,179)
Real Estate Auction		  (206,200)	         -


TOTAL ASSETS:
My Family TV			   583,557	         -
Film and TV Production		    84,743	   112,362
Real Estate Auction		   563,762	         -

NOTE 14. BANKRUPTCY FILING

On August 5, 2008, the United States Bankruptcy Court for the Central District of California entered an Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") of the Company. The Plan classifies claims and interest in various Classes according to their right to priority of payments as provided in the United States Bankruptcy Code, 11 U.S.C.{section} 101 et seq. (the "Bankruptcy Code"). The Plan provides that upon payment of all obligations pursuant to the Plan, the Company was discharged of liability for payment of debts, claims and liabilities incurred before confirmation of the Plan, to the extent specified in {section}1141 of the Bankruptcy Code.

The Plan provided for the treatment of each Class, and for the cash payments that each Class of creditors will receive and for the existing equity interests and rights that equity security holders will retain under the Plan. The effective date of the Plan is August 5, 2008 (the "Effective Date"). The Company funded the Plan through cash on hand and accumulated by the Effective Date to pay off the allowed Priority Unsecured Tax claims of $191,164, and the first month's payment interest to its non-priority unsecured creditors took place in September 2008 . The Company had on hand approximately $170,000 and $300,000 was required for the completse for disbursement of the priority and unsecured amount outstanding.

On the Effective Date, unexpired leases and executory contracts shall be assumed as obligations of the reorganized Company. By agreement with Naomi Partners Inc., the lease for the Burbank Studio was surrendered by agreement with no further liability to the Company other than the retention of the lease deposit held by Naomi Partners Inc and to be applied to rents due on the effective date. If these reports have been filed then this can be confirmed.

All persons or entities holding preferred or common stock in the Company are referred to in the Plan as "Interest Holders". The pre-existing pre-petition equity ownership interests and rights of all Interest Holders will be left intact and unimpaired. The Directors and President of the company elected to convert their debt of $1,670,000 to 1,669,729 shares of Series C Preferred Convertible Stock.

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

Other litigation

NOTE 16. SUBSEQUENT EVENTS

Management has reviewed the subsequent events through February 19, 2010 and all significant events are disclosed.

We granted 300,000 shares of common stock to an officer for services. The shares were valued at $27,000 based on teh quoted stock price on the date of grant.

We received $85,000 from investors to purchase stock. The stock has not yet been issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On   January   18,   2010,   the   board   of  directors  of  Valcom, Inc. (the
"Company") dismissed Seale & Beers CPAs("S&B") as the Company's independent registered public accounting firm.

On January 18, 2010, the Company engaged Malone & Bailey ("M&B") as its independent registered public accounting firm for the Company's fiscal year ended September 30, 2009. The change in the Company's independent registered public accounting firm was approved by the Company's Board of Directors on January 18, 2010.

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

Name                    Age                   Position               	 Since
------------------	---   ---------------------------------------	 -----
Vince Vellardita        52    CEO/CFO/President/Chairman of the Board     2000
Richard Shintaku        67    Director                                    2003
Frank O Donnell         59    Director                                    2006
Carl Austin Powers      47    Director/Vice President of Sales 		  2009
			        and Marketing
Patrick Wilemsen        35    Director                                    2009

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

Dated: February 22, 2010


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


SIGNATURE			TITLE                      DATE
---------			-----			   ----

By:  /s/ Vince Vellardita       Chief Executive Officer,
	 ---------------- 	Chairman  of  the  Board   February 22, 2010
	 Vince Vellardita

By:  /s/ Richard Shintaku       Director                   February 22, 2010
	 ----------------
  	 Richard Shintaku

By:  /s/ Frank O Donnell        Director                   February 22, 2010
	 ---------------
  	 Frank O Donnell

By:  /s/ Carl Austin Powers     Director 		   February 22, 2010
	 ------------------
  	 Carl Austin Powers

By: /s/  Patrick Wilemsen       Director 		   February 22, 2010
	 ----------------
  	 Patrick Wilemsen