Form 10-Q
period 2009-12-31
VALCOM, INC
filed 2010-03-08
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549

                                   FORM 10-Q

                                  (Mark one)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2009

                        Commission file Number 0-28416

                                      or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the

                        SECURITIES EXCHANGE ACT OF 1934

                                 VALCOM, INC.
                      -----------------------------------
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

                               (727) 953 - 9778
			   ------------------------
                           Issuer's telephone number

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

[ ] Yes [   ] No.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 22, 2010, the issuer had _______ shares of its $0.001 par value common stock outstanding.


                                 VALCOM, INC.
                                   FORM 10-Q

                                               				Page

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements						F-2
Item 2.  Management's Discussion and Analysis or Plan of Operation	2
Item 3.  Quantitative and Qualitative Market Risk			6
Item 4.  Controls and Procedures   					6

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings 						7
Item 1A. Risk Factors							7
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.  Defaults Upon Senior Securities				7
Item 4.  Submission of Matters to a Vote of Security Holders		7
Item 5.  Other Information						7
Item 6.  Exhibits							8
SIGNATURES								9

                                    PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited and are prepared in accordance with rules and regulations of the Securities and Exchange Commission for interim quarterly reporting. Accordingly, these financial statements do not include all disclosures required under generally accepted accounting principles.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of ValCom, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the three months ended December 31, 2009. These consolidated financial statements include the accounts of ValCom, Inc. and its subsidiary companies (together "the Company"). Results for the nine months ended December 31, 2009, are not necessarily indicative of the operations, which may occur during the year ending September 30, 2009. Refer to the Company's Annual Report on Form 10- K for the year ended September 30, 2009 for further information.


					VALCOM, INC.
				       Balance Sheets

					December 31, 2009	September 30, 2009
					(Unaudited)
					-----------------	------------------

Assets

CURRENT ASSETS	(unaudited)

Cash	 				$	 103,608 	$	   110,846
Restricted cash	 				  60,313 		    60,230
Accounts receivable, net	 		  96,376 		    44,303
Prepaid assets	 				 275,000 		         -
Inventory	 				 424,209 		   487,324
					-----------------	------------------
Total Current Assets				 959,506 		   702,703

FIXED ASSETS, net
Property, equipment and film
  library, net	 				 223,991 		   238,664
Intangible assets, net	 			 257,786 		   290,695
					-----------------	------------------
TOTAL ASSETS	 			$      1,441,283 	$	 1,232,062
					=================	==================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$      1,077,052 	$	   633,605
Due to related parties				 922,027 		   900,048
Derivative liability, current	 		   8,559 		 	 -
Notes payable, net of discount	 		 410,373 		   378,839
					-----------------	------------------
Total Current Liabilities	 	       2,418,011 		 1,912,492
					-----------------	------------------
DEREVATIVE LIABILITY	 			 334,461 		 	 -
					-----------------	------------------
STOCKHOLDERS' DEFICIT
Series B Preferred stock, 1,000,000
  shares authorized at par value of
  $0.001, 38,000 shares issued and
  outstanding	 				      38 		        38

Series C Preferred stock, 25,000,000
  shares authorized at par value of
  $0.001, 14,691,395 shares issued and
  outstanding	 				  14,691 		    14,691

Common stock, 250,000,000 shares
  authorized at par value of $0.001,
  40,434,158 and  22,776,099 shares
  issued and outstanding, respectively	 	  39,201 		    39,064
Treasury stock, 35,000 shares	 		 (23,522)		   (23,522)
Additional paid-in capital	 	      19,632,548 	        19,791,048
Accumulated deficit	 		     (20,974,145)	       (20,501,749)
					-----------------	------------------
Total Stockholders' Deficit	 	      (1,311,189)		  (680,430)
					-----------------	------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT	 		$	1,441,283 	$	 1,232,062
					=================	==================

The accompanying notes are a integral part of these financial statements.





					VALCOM, INC.
				 Statements of Operations
					(Unaudited)


					For the Three		For the Three
					Months Ended		Months Ended
					December 31, 2009	December 31, 2008
					-----------------	-----------------

REVENUES	 			$	  191,185 	$	   66,269
COST OF GOODS SOLD	 			  123,464 		      107
					-----------------	-----------------
GROSS PROFIT	 				   67,721 		   66,162

OPERATING EXPENSES

Advertising and marketing	 		      537 		   54,138
Depreciation and amortization 			   48,672 		   22,788
General and administrative	 		  363,126 		  413,616
					-----------------	-----------------
Total Operating Expenses	 		  412,335 		  490,542

LOSS FROM OPERATIONS	 			 (344,614)		 (424,380)

OTHER INCOME (EXPENSE)

Interest expense	 			   (5,666)		  (20,343)
Amortization of debt discount	 		  (47,172)		 	-
Gain on derivative liabilities	 		  112,347 		 	-
					-----------------	-----------------
TOTAL OTHER INCOME (EXPENSE)	 		   59,509 		  (20,343)
					-----------------	-----------------
LOSS BEFORE INCOME TAXES	 		 (285,105)		 (444,723)
PROVISION FOR INCOME TAXES	 		        - 		 	-
					-----------------	-----------------
NET LOSS	 			$	 (285,105)	$	 (444,723)
					=================	=================
BASIC LOSS PER SHARE	 			    (0.01)		    (0.02)
					=================	=================
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING	 		       39,913,506 	       23,710,964
					=================	=================


The accompanying notes are a integral part of these financial statements.




				       		       VALCOM, INC.
					Statements of Stockholders' Equity (Deficit)
							(Unaudited)
							(Continued)


					Series B Preferred Stock	Series C Preferred Stock	Common Stock
					Shares		Amount		Shares		Amount		Shares	    Amount
					------		------		----------	-------		----------  -------
Balance,
September 30,
2009					38,000	 	$38.00 		14,691,395	$14,691 	39,064,158  $39,064

Cumulative effect
of change in
accounting principle-
October 1, 2009
reclassification of
embedded feature of
equity-linked financial
instruments to
derivative liabilities

Common stock issued
for services							 					  1,050,000 	105

Common stock issued
for cash							 					    320,000 	 32

Net loss
					------		------		----------	-------		----------  -------
Balance,
December 31,
2009	 				38,000 	 	$38.00 		14,691,395 	$14,691 	40,434,158  $39,201
					======		======		==========	=======		==========  =======

The accompanying notes are a integral part of these financial statements.




				       VALCOM, INC.
			Statements of Stockholders' Equity (Deficit)
					(Unaudited)
					(Continued)

										Total
						Additional			Stockholders'
				Treasury	Paid-In		Accumulated	Equity
				Stock		Capital		Deficit		(Deficit)
				--------	-----------	------------	------------

Balance,
September 30, 2009	 	$(23,522)	$20,014,218 	$(20,724,919)	$   (680,430)

Cumulative effect
of change in
accounting principle-
October 1, 2009
reclassification of
embedded feature of
equity-linked financial
instruments to
derivative liabilities				   (475,533)	      35,879 	$   (439,654)

Common stock issued
for services		 	  		     77,895 		 	      78,000

Common stock issued
for cash		 			     15,968 		 	      16,000

Net loss		 				  - 	    (285,105)	    (285,105)
				--------	-----------	------------	------------
Balance,
December 31, 2009		$(23,522)	$19,632,548 	$(20,974,145)	$ (1,311,189)
				========	===========	============	============

The accompanying notes are a integral part of these financial statements.



					VALCOM, INC.
				 Statements of Cash Flows

							For the Three		For the Three
							Months Ended		Months Ended
							December 31,		December 31,
							2009			2008
							------------		------------
OPERATING ACTIVITIES
Net loss	 					$   (285,105)		$   (444,723)
Adjustments to reconcile net loss to net
  cash used by operating activities:
Stock issued for services	 			      78,000 		      86,973
Depreciation expense	 				      15,763 		      22,788
Amortization of intangible assets	 		      32,909 		 	   -
Amortization of note discount	 			      47,172 		 	   -
Gain on derivative liabilities	 			    (112,347)		 	   -
Changes in operating assets and liabilities:
Accounts receivable	 				     (52,073)		    (111,877)
Prepaid assets	 					    (275,000)		       6,109
Inventory	 					      63,115 		 	   -
Accounts payable and accrued expenses	 		     443,522 		     (98,110)
Accounts payable to related party	 		      21,979 		 	   -
							------------		------------
Net Cash Used in Operating Activities	 		     (22,065)		    (538,840)
							------------		------------
INVESTING ACTIVITIES

Purchase of property and equipment	 		      (1,090)		     (48,203)
Increase in restricted cash	 				 (83)		 	   -
							------------		------------
Net Cash Used in Investing Activities	 		      (1,173)		     (48,203)
							------------		------------
FINANCING ACTIVITIES

Proceeds from sale of common stock			      16,000 		 	   -
Proceeds from note payable	 				   - 		      51,500
Proceeds from related party payable	 			   - 		     482,351
							------------		------------
Net Cash Provided by Financing Activities	 	      16,000 		     533,851
							------------		------------
NET DECREASE IN CASH	 				      (7,238)		     (53,192)

CASH AT BEGINNING OF YEAR	 			     110,846 		      86,416
							------------		------------
CASH AT END OF YEAR	 				$    103,608 		$     33,224
							============		============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest						$      2,500 		$	   -
Income Taxes	 					$	   - 		$	   -

NON CASH FINANCING ACTIVITIES:
Cummulative effect of change in accounting principal	$    455,367 		$	   -
Common stock issued for debt	 			$	   - 		$    100,000
Preferred stock issued for subsidiary	 		$	   - 		$      9,000
Debt issued for subsidiary	 			$	   - 		$    750,000
Debt assumed in acquisition of subsidiary	 	$	   - 		$    116,278


The accompanying notes are a integral part of these financial statements.


                                 VALCOM, INC.
                       Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements. The results of operations for the period ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

Recent Accounting Pronouncements

  In June 2008, the FASB issued EITF 07-05, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock", which was codified into ASC Topic 815-40-15 effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This topic addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of Statement 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). The guidance in this topic shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in Statement 133 at initial application of this topic, the carrying amount of the liability for the conversion option (that is, its' fair value on the date of adoption) shall be reclassified to shareholders' equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The adoption of ASC 815-40-15 effected our consolidated financial position and results of operations as disclosed in Note 4.

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

NOTE 3 - WARRANT DERIVATIVES

In June 2008, the FASB finalized FASB ASC 815-15, which specifies a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-15 is effective for fiscal years beginning after December 15, 2008. A total of 5,209,000 of Valcom's warrants that were previously classified in equity were reclassified to derivative liabilities on October 1, 2009 as a result of FASB ASC 815-15. In addition, certain embedded features related to convertible debt were bifurcated and recorded as derivative liabilities on October 1, 2009. Valcom estimated the fair value of these liabilities as of October1, 2009 to be $455,366. In addition, we recorded a reduction of $475,533 to Additional Paid-in Capital; $35,879 to Accumulated Deficit and an increase in debt discount of $15,638. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in our consolidated statement of stockholders' deficit. At December 31, 2010, the derivative liability was marked to market and had a market value of $343,020. During the three months ended December 31, 2010, we recorded a gain on derivative liabilities totaling $112,347.

NOTE 4- SUBSEQUENT EVENTS

The  Company  evaluated  subsequent  events   through  February  25,  2010  and
determined there were none requiring disclosure.

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

INTRODUCTION

PLAN OF OPERATION

As of December 31, 2009, ValCom, Inc. ("Valcom" or the "Company") operations were comprised of the following activities:

1. TV Stations and Broadcast Division

2. Film and Television Production

3. Live Theater Event Division

4. Real Estate Channel Auctions

Corporate offices are located at 2113A Indian Rocks Beach, Florida.

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

A major revenue stream for ValCom is network television. The vision of the company is to follow the path of ABC Family; a network that was purchased for $1.6 Billion and was later sold for $5.1 Billion. The first network being built by ValCom is MyFamilyTV , which was acquired by the company in 2008.
  ValCom has already made changes to MyFamilyTV that have increased the overall value of the network. Some of these changes include: increasing carriage to over 50m homes in 2009 with agreements with iLife, Sky Angel and Worship TV; implementing an aggressive effort to secure cable and broadcast coverage in additional major markets; and adding new original lifestyle programming such as Extreme Tourist, Kids Cooking for Kids & Tech Close-up. Already ValCom owns the network free and clear and is operating MyFamilyTV with almost no debt. ValCom will be acquiring and launching new channels that will grow in value based on 4 factors: Programming, Distribution, Ad Sales and Low Operational Expenses. The company has positioned itself to be the U.S. market leader in live interactive TV auctions, traditional and innovative family programming, sports and will launch this successful formula to major international markets in 2010.

Through our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.

2. FILM AND TV PROGRAM PRODUCTION DIVISION / DISTRIBUTION

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

Valcom, through its subsidiary, Valencia Entertainment is producing a live theatre event based on Michel LeGrand and his music scheduled for March 2010 at the MGM Grand's Garden Arena, Las Vegas and featuring a line-up of major international recording stars. The event will take place over two nights on March 26th and 27th and Michel Legrand will be conducting a 66-piece orchestra and will include guests such as Quincy Jones, Dionne Warwick, Andy Williams, George Benson, Jon Voight, Patti Page, Steve Lawrence, Melissa Manchster, Neil Sedaka and Jerry Lewis. The two-night shows will pay musical tribute to come of Legrand's Academy Award-winning MGM movies including "Yentl", "Thomas Crown Affair" and "Summer of 42". The superstar extravaganza will also be captured on film for a made-for-TV-Special to air at a later date.

4. REAL ESTATE AND OTHER BROADCAST EVENT AUCTIONS

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

The first such event took place on June 2009 followed by an event in October 2009 with live broadcast from the Valcom studios media centre in Clearwater, Florida and broadcast live over 4 hours on My Family TV, the Ion Network with an auction of over 40 foreclosure properties acquired by Sun Investments. In November the next event was broadcasted over My Family TV and DSN (Direct Shopping Netwerk). A series of further live events are planned for 2010.

THREE MONTHS ENDED DECEMBER 31, 2009 VS. DECEMBER 31, 2008

Revenues for the three months December 31, 2009 increased by $124,916 or 189% from $66,269 for the three months ended December 31, 2008 to $191,185 for the same period in 2009. The increase in revenue was principally due to the purchase of MyFamily TV and home sales from Sun Investments.

Production costs for the three months ended December 31, 2009 increased from $107 for the three months ended December 31, 2008 to $123,464 for the same period in 2009. The increase was primarily due activity at MyFamily TV and Sun Investments.

Depreciation and amortization expense for the three months ended December 31, 2009 increased by $25,884 or 114% from $22,788 for the three months ended December 31, 2008 to $48,672 for the same period in 2009. The increase was due to the amortization of goodwill related to the purchase of MyFamily TV.

General and administrative expenses for the three months ended December 31, 2009 decreased by $50,490 or 12% from $413,616 for the three months ended December 31, 2008 to $363,126 for the same period in 2009. The decrease was due principally to the decrease in consulting fees.

Interest expense for the three months ended December 31, 2009 decreased by $14,677 or 72 % from $20,503 for the three months ended December 31, 2008 to $5,666 for the same period in 2009. The decrease was due principally to the payment of the Abel Income note.

Due to the factors described above, the Company's net loss decreased by $159,618 from $444,723 for the three months ended December 31, 2008 to $285,105 for the same period in 2009.

FUTURE OUTLOOK COMPANY UPDATE

Valcom, through its subsidiary, Valencia Entertainment is producing a live theatre event based on Michel LeGrand and his music scheduled for March 2010 at the MGM Grand's Garden Arena, Las Vegas and featuring a line-up of major international recording stars. The event will take place over two nights on March 26th and 27th and Michel Legrand will be conducting a 66-piece orchestra and will include guests such as Quincy Jones, Dionne Warwick, Andy Williams, George Benson, Jon Voight, Patti Page, Steve Lawrence, Melissa Manchster, Neil Sedaka and Jerry Lewis. The two-night shows will pay musical tribute to come of Legrand's Academy Award-winning MGM movies including "Yentl", "Thomas Crown Affair" and "Summer of 42". The superstar extravaganza will also be captured on film for a made-for-TV-Special to air at a later date.

Valcom is also actively pursuing opportunities to either merge with or acquire a television network. At this moment My Family TV has no debt and is operating near breakeven, growing the network can be done through organic growth or through an acquisition or merger. Valcom is currently having discussions with potential targets and evaluating what the best course of action would be. A merger or acquisition would result in lowering our operating expenses due to cost efficiency that can be reach and increase of footprint.

There is another live auction planned for March 2010 for our Real Estate auctions. The company is planning on increasing the frequency to go to 1 a month and ultimately 1 -2 per week. In addition we are looking for additional auction events.

There are also several production projects Valcom is looking at and bidding on.

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company has a net loss of $285,105 and a negative cash flow from operations of $22,065 for the three months ended December 31, 2009, a working capital deficiency of $1,474,218 and an accumulated deficit of $20,922,163 at December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash (exclusive of restricted cash) totaled $103,608 on December 31, 2009 compared to $110,846 as at December 31, 2008. During the three months ended December 31, 2009, net cash used by operating activities totaled $22,065 compared to net cash used by operating activities of $538,840 for the comparable three - month period in 2008. Net cash provided by financing activities for the three months ended December 31, 2009 totaled $16,000 compared to $533,851for the comparable three-month period in 2008.

The above cash flow activities yielded a net cash decrease of $ 7,238 during the three months ended December 31, 2009 compared to a decrease of $53,192 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a $(1,474,218) as of December 31, 2009. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2009. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2009 Quarter ended December 31, 2009. Based on that evaluation, the Company's CEO/CFO concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 Quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Except as set forth above, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

THERE WERE NO SALES OF SECURITIES DURING THIS QUARTER BEING THE FIRST QUARTER OF 2010

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

Dated: March 3, 2010

VALCOM, INC., A DELAWARE CORPORATION

By: /s/  Vince Vellardita
-------------------------
Vince  Vellardita
Chief  Executive  Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting and Financial Officer)