Form 10-Q
period 2010-03-31
VALCOM, INC
filed 2010-05-24
CIK 1013453

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C., 20549

                                   FORM 10-Q

                                  (Mark one)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

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


                                (727) 953 - 9778
			------------------------------
                           Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 24, 2010, the issuer had 40,584,158 shares of its $0.001 par value common stock outstanding.

                                 VALCOM, INC.

                                   FORM 10-Q

                                                                        Page

PART I - FINANCIAL INFORMATION						1
Item 1.  Financial Statements						1
Item 2.  Management's Discussion and Analysis or Plan of Operation	7
Item 3.  Quantitative and Qualitative Market Risk			12
Item 4.  Controls and Procedures					12

PART II - OTHER INFORMATION						13
Item 1.  Legal Proceedings						13
Item 1A. Risk Factors							13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.  Defaults Upon Senior Securities				13
Item 4.  Removed and Reserved						13
Item 5.  Other Information						13
Item 6.  Exhibits							13
SIGNATURES								14

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                 VALCOM, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                         MARCH 31, 2010	  SEPTEMBER 30, 2009

									 --------------	  ------------------

ASSETS

CURRENT ASSETS
  Cash                                                                   $       21,432    $         110,846
  Restricted cash                                                                60,313               60,230
  Accounts receivable, net                                                      105,555               44,303
  Prepaid show costs                                                            275,000                    -
  Inventory                                                                     424,209              487,324
									 ---------------   ------------------
    Total Current Assets                                                        886,509              702,703

Property, equipment and film library, net of accumulated
  depreciation of $158,169 and $126,711, respectively                           208,296              238,664
Intangible assets, net of accumulated amortization of
  $170,029 and $104,211, respectively                                           224,877              290,695
									 ---------------   ------------------

TOTAL ASSETS                                                               $  1,319,682     $      1,232,062
									================   ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $     1,036,303    $         633,605
  Due to related parties                                                        922,027              900,048
  Derivative liabilities                                                         50,000                    -
  Notes payable, net of unamortized discounts of $720,000
    and $82,411, respectively                                                   661,240              378,839
  Related party debt, net of unamortized discounts of
    $22,500 and $0, respectively                                                  2,500                    -
									 ---------------   ------------------
    Total Current Liabilities                                                 2,672,070            1,912,492

Derivative liabilities                                                          208,311                    -
									 ---------------   ------------------
    Total Liabilities                                                 	      2,880,381            1,912,492

STOCKHOLDERS' DEFICIT
  Series B Preferred stock, 1,000,000 shares authorized
    at par value of $0.001, 38,000 shares issued and outstanding                     38                   38
  Series C Preferred stock, 25,000,000 shares authorized
    at par value of $0.001, 14,691,395 shares issued and outstanding             14,691               14,691
  Common stock, 250,000,000 shares authorized at par value
    of $0.001, 40,434,158 and  22,776,099 shares issued
    and outstanding, respectively                                                39,201               39,064
  Treasury stock, 35,000 shares                                                 (23,522)             (23,522)
  Additional paid-in capital                                                 20,457,548           19,791,048
  Accumulated deficit                                                       (22,048,655)         (20,501,749)
									 ---------------   ------------------
    Total Stockholders' Deficit                                              (1,560,699)            (680,430)
									 ---------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $  1,319,682     $      1,232,062
									 ===============   ==================

The accompanying notes are an integral part of these consolidated financial statements.



                                            VALCOM, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

 	                                                   THREE MONTHS ENDED          	   SIX MONTHS ENDED
 	                                                        MARCH 31,              	       MARCH 31,
	                                                   2010        	   2009        	2010		   2009
							--------------------------	--------------------------
REVENUES                                        	$   170,971  	$ 318,935 	$  362,156 	$  385,204
COST OF GOODS SOLD                                  	    376,037             -     	   499,501             107
							------------	---------	-----------	-----------
  GROSS MARGIN                                    	   (205,066)   	  318,935   	  (137,345)   	   385,097

OPERATING EXPENSES
  Advertising and marketing                          	     10,974       (80,243)     	    11,511  	   (26,105)
  Depreciation and amortization                      	     48,604        32,588      	    97,276    	    55,377
  General and administrative                        	    718,867       681,754   	 1,081,993 	 1,095,370
							------------	---------	-----------	-----------
    TOTAL OPERATING EXPENSES                        	    778,445       634,099   	 1,190,780 	 1,124,642
							------------	---------	-----------	-----------

LOSS FROM OPERATIONS                              	   (983,511)     (315,164) 	(1,328,125) 	  (739,545)

OTHER INCOME (EXPENSES)
  Interest expense                                 	   (43,218)    	  (30,894)    	   (49,218)  	   (51,397)
  Amortization of debt discount                   	  (133,377)	        -   	  (180,549)              -
  Derivative liability                               	    84,709  	        -     	   197,056               -
  Interest income and other                                    887        552,475            1,221   	   552,635
							------------	---------	-----------	-----------
    TOTAL OTHER INCOME (EXPENSE)                   	   (90,999)       521,581    	   (31,490)   	   501,238
							------------	---------	-----------	-----------

LOSS BEFORE INCOME TAXES                        	 (1,074,510)	  206,417 	(1,359,615) 	  (238,307)
PROVISION FOR INCOME TAXES                                       -    		-                -               -
							------------	---------	-----------	-----------

NET INCOME (LOSS)                             	        $(1,074,510)	$ 206,417      $(1,359,615)	$ (238,307)

							============	=========      ============	===========

BASIC LOSS PER SHARE                                 	     (0.03)          0.01      	     (0.03)    	     (0.01)
							============	=========      ============	===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    	40,434,158     24,834,493       40,170,971	 24,148,362
							============	=========      ============	===========

The accompanying notes are an integral part of these consolidated financial statements.





                                                            VALCOM, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                            (UNAUDITED)

                         	Series B      		Series C                                  			Additional             		Total
                         	Preferred Stock	  	Preferred Stock   	Common Stock      	Treasury	Paid-In    	Accumulated 	Stockholders'
                         	Shares	  Amount  	Shares      Amount	Shares       Amount	Stock   	Capital    	Deficit     	Deficit
				----------------	-------------------	-------------------	--------	-----------	------------	------------

Balances, September 30,  	38,000	  $38 		14,691,395  $14,691	$39,064,158  $39,064	$(23,522)	$20,014,218	(20,724,919)	  (680,430)
2009


Cumulative effect of
change in accounting
principle - October 1, 2009
reclassification of embedded
feature of equity- linked
financial instruments to
derivative liabilities		    -	    - 		      -		-		-	-	      -		 (475,533)	    35,879	  (439,654)

Stock based compensation            -       -                  -       	-	  1,050,000	105           -		   77,895		-	     78,000


Sale of common stock                -       		       -       	-	    320,000	 32           -		   15,968		-	     16,000


Debt discount due to
profit interest given with
debt   				    -       -                  -       	-		-	-             -		  825,000		-	    825,000


Net loss                            -       -                  -       	-		-	-             -			-	 (1,359,615)	 (1,359,615)

				-------	 ------		----------  -------	-----------  -------	--------	-----------	-------------	------------
Balances, March 31, 2010	38,000	  $38		4,691,395   $14,691	40,434,158   $39,201	$(23,522)	$20,457,548	$(22,048,655)	$(1,560,699)
				=======  ======		==========  =======	===========  =======	=========	===========	=============	============

The accompanying notes are an integral part of these consolidated financial statements.



                                               VALCOM, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   2010        	    2009
									       ----------------------------
OPERATING ACTIVITIES
  Net loss                                                                     $ (1,359,615)  	$ (238,307)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Stock based compensation                                                         78,000        131,199
    Depreciation expense                                                             31,458         55,377
    Amortization of intangible assets                                                65,818              -
    Amortization of debt discounts                                                  180,549              -
    Gain on derivative contracts                                                   (197,056)             -
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (61,252)      (100,063)
      Prepaid assets                                                               (275,000)       (12,000)
      Inventory                                                                      63,115              -
      Accounts payable and accrued expenses                                         402,773        (86,466)
      Accounts payable to related party                                              21,979              -
										------------	-----------
Net Cash Used in Operating Activities                                            (1,049,231)      (250,260)

INVESTING ACTIVITIES
  Purchase of property and equipment                                                 (1,090)      (264,352)
  Purchase of other assets                                                                -       (616,278)
  Increase in restricted cash                                                           (83)             -
										------------	-----------
Net Cash Used in Investing Activities                                                (1,173)      (880,630)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                 16,000        484,212
  Proceeds from note payable                                                        919,990        486,267
  Proceeds from related party payable                                                25,000        426,101
										------------	-----------
Net Cash Provided by Financing Activities                                           960,990      1,396,580
										------------	-----------

NET INCREASE (DECREASE) IN CASH                                                     (89,414)       265,690
CASH AT BEGINNING OF YEAR                                                           110,846         86,416
										------------	-----------
CASH AT END OF YEAR                                                             $    21,432  	$  352,106
										============	===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                                      $     2,500 	$         -
  Income Taxes                                                                            -               -

NON CASH FINANCING ACTIVITIES:
  Cumulative effect of change in accounting principal                           $   455,367 	$         -
  Debt discount due to profit interest given with debt                              825,000               -

The accompanying notes are an integral part of these consolidated financial statements.


                                 VALCOM, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of ValCom, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Valcom's Form 10K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Notes to the financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form10K, have been omitted. The results of operations for the period ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

ValCom's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In order to continue as a going concern and achieve a profitable level of operations, ValCom will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include investing in and developing all types of businesses related to the entertainment industry.

The ability of ValCom to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if ValCom is unable to continue as a going concern.

NOTE 3 - WARRANT DERIVATIVES

In June 2008, the FASB finalized FASB ASC 815-15, which specifies a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-15 is effective for fiscal years beginning after December 15, 2008. A total of 5,209,000 of ValCom's warrants that were previously classified in equity were reclassified to derivative liabilities on October 1, 2009 as a result of FASB ASC 815-15. In addition, certain embedded features related to convertible debt were bifurcated and recorded as derivative liabilities on October 1, 2009. ValCom estimated the fair value of these liabilities as of October 1, 2009 to be $455,366. In addition, ValCom recorded a reduction of $475,533 to Additional Paid-in Capital; $35,879 to Accumulated Deficit and an increase in debt discount of $15,638. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in ValCom's consolidated statement of stockholders' deficit. At March 31, 2010 the derivative liability was marked to market and had a market value of $258,311. During the three months ended March 31, 2010, we recorded a gain on derivative liabilities totaling $84,709, and for the six months ended March 31, 2010, we recorded a gain of $197,056.

NOTE 4 - NOTES PAYABLE

During the quarter ended March 31, 2010, ValCom entered into note agreements with various lenders for an aggregate of $625,000. The proceeds of the notes are to be used to fund a concert by Michel Legrand (the Concert). The notes earn 0% interest and are collateralized by a 2.5% of the outstanding shares of Valencia for every $25,000 borrowed. In addition, for every $25,000 borrowed, the note holder receives 2.5% of the net profits of the Concert (after all costs related to the Concert are recovered). The fair value of the profit interests, up to the face value of the debt, of $625,000 was recorded as a discount on the notes and is being amortized over the life of the loans using the effective interest rate method. During the three months ended March 31, 2010, amortization of $62,500 was recorded on the discounts. The notes mature on March 31, 2010.

During the three months ended March 31, 2010, ValCom borrowed an aggregate of $119,990 from various lenders which loans are unsecured, due on demand and bear no interest.

During the three months ended March 31, 2010, ValCom borrowed an aggregate of $175,000 from two lenders. The notes are unsecured and mature between on demand and April 17, 2010. Upon maturity, ValCom is required to repay a total of $57,500 in addition to the principal amounts as loan interest costs. $36,935 of this amount was recorded as accrued interest during the quarter ended March 31, 2010. In addition, the note holders are entitled to 10% of the net proceeds earned on the Michel Legrand PBS Special. The fair value of the net profit interests, up to the face value of the debt, was recorded as a discount on the notes. As a result, the company recorded a discount of $175,000, which was equal to the face value of the notes. The discount is being amortized over the life of the loans using the effective interest rate method. During the three months ended March 31, 2010, amortization of $17,500 was recorded on the discounts.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 25, 2010, ValCom borrowed $25,000 from its President and Chief Executive Officer. The note is unsecured and matures on May 17, 2010. The note does not have a stated interest rate. Upon maturity, ValCom is required to repay a total of $2,500 in addition to the principal as loan interest cost. $283 of this amount was recorded as accrued interest during the quarter ended March 31, 2010. In addition, the note holder is entitled to 10% of the net proceeds earned on the Michel Legrand PBS Special. The fair value of the profit interest, up to the face value of the debt, was recorded as a discount on the note. As a result, the company recorded a discount of $25,000, which was equal to the face value of the note. The discount is being amortized over the life of the loan using the effective interest rate method. During the three months ended March 31, 2010, amortization of $2,500 was recorded on the discount.

NOTE 6 - STOCKHOLDERS' EQUITY

During the six months ended March 31, 2010, ValCom sold 320,000 common shares for $16,000 and issued 1,050,000 common shares for services valued at $78,000.

NOTE 7 - SUBSEQUENT EVENTS

On May 17, 2010, ValCom entered into an agreement with PBS to deliver a 1 -hour television special produced by ValCom. In return, ValCom will receive an aggregate $250,000 plus $12 for every DVD sold and $8 for every CD sold over 26 months.

During April 2010, ValCom issued 150,000 common shares for consulting services.

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

INTRODUCTION COMPANY UPDATE

Valcom is a fully integrated Entertainment Company that has been in business for over 25 years and has gone through its ups and downs. It looks like its turning the corner within the Broadcast Division by paying off its Television Network and has found a niche in the Live Events Television Production Division by successfully producing a hit show; Michel Legrand and Friends, which received great reviews and was purchased by one of the top Television Networks in the United States. The show will generate a minimum of $500,000 of revenue to the company and it anticipates bringing millions.

As far as for the Real Estate Auction we have finally figured out how to successfully run the program after the previous attempts that did show success, but had some mistakes. We have now entered into a 3 year deal with Direct Shopping Network that does over $60 Million in Annual Sales. The company will begin the auctions in June 2010 and carry there over through the rest of the year.

PLAN OF OPERATION

As of March 31, 2010, ValCom, Inc. ("Valcom" or the "Company") operations were comprised of the following activities:

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

1. BROADCASTING UPDATE

Following the 100% acquisition of the Christian Television Network, Faith TV LLC on December 15 2008, ValCom began an immediate rebranding to "My Family TV". The network which had been operating through 65 broadcast, IPTV and cable affiliates at the time of acquisition has now grown to over 88 affiliates. With a primary focus on family friendly programming, management has engaged a strategic plan of growth through quality programming, distribution through organic growth and acquisition leading to a strong foundation for sales. My Family TV is a strong family friendly network with a core established audience and broadcasts to over 50m households through its extensive affiliate network of full and part time affiliates. My Family TV is an emerging network created for American families.

With the acquisition of My Family TV, Valcom now has a library of over 1,000 films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

A major revenue stream for ValCom is network television. The vision of the company is to follow the path of ABC Family; a network that was purchased for $1.6 Billion and was later sold for $5.1 Billion. The first network being built by ValCom is My Family TV, which was acquired by the company in 2008.

ValCom has made significant changes to My Family TV that have increased the overall value of the network. Some of these changes include: New programming blocks of health and lifestyle, classic television, comedies, children's and primetime entertainment and over 80 movies per month; Increasing carriage to include major growth markets such as: Charlotte, Dallas, Denver, Phoenix, San Francisco and Tampa. The implementation of an aggressive effort to secure cable and broadcast coverage in additional major markets will lead to improved ratings and increased revenues.

In less than one year ValCom has eliminated all debt from the acquisition and is operating My Family TV with almost no debt load. Short term plans include the acquisition and launching of new channels that will grow in value based on 4 factors: Programming, Distribution, Ad Sales and Low Operational Expenses. The company has positioned itself to be a U.S. market leader in live interactive televised auctions, traditional and innovative family programming, and sports, and will launch this successful formula to major international markets in 2010.

Through our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. Valcom has not realized significant revenues from this joint venture to date.

2. FILM AND TV PROGRAM PRODUCTION DIVISION / DISTRIBUTION UPDATE

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

ValCom has a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway) and the 40 episode TV series AJ's Time Travelers. Valcom has been commissioned to produce pilots such as Truster for Fox, It also produces development pilots itself for pitching to networks such as the New York based sitcom Fuhgedabowit and Let's Do It Again featuring Frankie Avalon. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co-produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

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

In December 2008, Valcom signed a production and distribution agreement with XFC, the mixed martial arts promoter for the editing and world-wide distribution of 13 one hour shows featuring live events promoted by XFC. XFC events are currently attracting the largest audiences of any mixed martial arts events promoted in the US

To coincide with the Michel Legrand live event in Las Vegas in 2010, Valcom is planning a number of distribution opportunities including the distribution and syndication of programming based on the live event, music recordings, album and other related events.

Valencia Entertainment entered into a Distribution Agreement with DLT Entertainment to sell the Michel Legrand and Friends Special around the world. On May 17, 2010 the show was delivered to Public Broadcast Network, who bought the Project for the US rights for a $250K fee and $12.00 per DVD and $8.00 per CD sold over the next 26 months. The Show will start airing in August 2010 and the Network likes what Valencia Entertainment has produced and delivered to them. We also have several other countries interested in purchasing the project.

3. LIVE THEATRE AND EVENT DIVISION UPDATE

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

The Michel Legrand and Friends Special had a very successful turnout with over 3,000 attendees at the show, while the Box Office generated over $150,000 in Sales; topping it off with the sale to Public Broadcast Network, who will air the show in August. The Network will pay the Company a $250K fee and a Backend participation of $12.00 for every DVD sold and $8.00 for every CD sold over the next 26 months. The Contract is for the United States only.

4. REAL ESTATE AND OTHER BROADCAST EVENT AUCTIONS UPDATE

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

The first such event took place on June 2009 followed by an event in October 2009 with live broadcast from the Valcom studios media centre in Clearwater, Florida and broadcast live over 4 hours on My Family TV, the Ion Network with an auction of over 40 foreclosure properties acquired by Sun Investments. In November the next event was broadcasted over My Family TV and DSN (Direct Shopping Network).

Beginning in June, we are starting with a series of Auctions on the DSN Network, where we anticipate to make the auctions more exciting with the offering of financing as well as auctioning off down payments rather than the sales price. These are variants that will make the process more enticing and will create more interaction. Commencing in June, we hope to quickly ramp up the frequency of the auctions to a minimum of 2 per month.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 VS. MARCH 31, 2009

Revenues for the three months March 31, 2010 decreased by $147,964 or 46% from $318,935 for the three months ended March 31, 2009 to $170,971 for the same period in 2010. The decrease in revenue was principally due to a decrease in auction and studio rental income.

Production costs for the three months ended March 31, 2010 increased from $0 for the three months ended March 31, 2009 to $376,037 for the same period in 2010. The increase was primarily due to production costs and satellite expenses.

Depreciation and amortization expense for the three months ended March 31, 2010 increased by $16,016 or 49% from $32,588 for the three months ended March 31, 2009 to $48,604 for the same period in 2010. The increase was due to the acquisition of fixed assets and intangibles in December 2008 and the related amortization and depreciation.

General and administrative expenses for the three months ended March 31, 2010 increased by $37,113 or 5% from $681,754 for the three months ended March 31, 2009 to $718,867 for the same period in 2010. The increase was due principally to increased labor costs.

Interest expense for the three months ended March 31, 2010 increased by $12,324 or 40 % from $30,894for the three months ended March 31, 2009 to $43,218 for the same period in 2010. The increase was due principally to an increase in interest bearing notes outstanding during the period.

Other income decreased from $552,475 for the three months ended March 31, 2009, to $887 for the three months ended March 31, 2010. For the three months ended March 31, 2009 the company settled a lawsuit and received a $550,000 settlement.

Due to the factors described above, the Company's net loss increased by $1,280,927 from net income of $206,417 for the three months ended March 31, 2009 to a net loss of $1,074,510 for the same period in 2010.

SIX MONTHS ENDED MARCH 31, 2010 VS. MARCH 31, 2009

Revenues for the six months ended March 31, 2010 decreased by $23,048 or 6% from $385,204 for the six months ended March 31, 2009 to $362,156 for the same period in 2010. The decrease in revenue was principally due to a decrease in studio rental and auction income offset by an increase in home sales.

Production costs for the six months ended March 31, 2010 increased from $107 for the six months ended March 31, 2009 to $499,501 for the same period in 2010. The increase was primarily due to production costs, satellite expenses, and cost of homes sold.

Depreciation and amortization expense for the six months ended March 31, 2010 increased by $41,899 or 76% from $55,377for the six months ended March 31, 2009 to $97,276 for the same period in 2010. The increase was due to the acquisition of fixed assets and intangibles in December 2008 and the related amortization and depreciation.

General and administrative expenses for the six months ended March 31, 2010 decreased by $13,377 or 1% from $1,095,370 for the six months ended March 31, 2009 to $1,081,993for the same period in 2010. The decrease was due principally to labor costs.

Interest expense for the six months ended March 31, 2010 decreased by $2,179 or 4% from $51,397 for the six months ended March 31, 2009 to $49,218 for the same period in 2010. The decrease was due principally to the decrease in interest bearing notes outstanding during the period.

Due to the factors described above, the Company's net loss increased by $1,121,308 from net loss of $238,307 for the six months ended March 31, 2009 to a net loss of $1,359,615 for the same period in 2010.

FUTURE OUTLOOK COMPANY UPDATE

Valcom, through its subsidiary, Valencia Entertainment just completed producing a live theatre event based on Michel Legrand and his music in March 2010 at the MGM Grand's Garden Arena, Las Vegas and featured a line-up of major international recording stars. The event took place on March 26th and Michel Legrand conducted a 66-piece orchestra which included guests such as Quincy Jones, Dionne Warwick, Andy Williams, George Benson, Jon Voight, Patti Page, Steve Lawrence, Melissa Manchester, Neil Sedaka and Jerry Lewis. The show paid musical tribute to some of Legrand's Academy Award-winning MGM movies including "Yentl", "Thomas Crown Affair" and "Summer of 42". The superstar extravaganza was also captureded on film for a made-for-TV-Special. Valencia Entertainment, through DLT Entertainment sold the Michel Legrand Special to Public Broadcasting Network for a License Fee of $250,000 and $12 per DVD and $8 per CD sold over the next 26 months.

Valencia Entertainment has already begun discussions with other Broadcast Networks on new show ideas branching from its library. One show in particular is The Platters; the Company owns all of the masters from the late 1950's as well as other top musical giants and plans on structuring another show similar to the successful project, Michel Legrand and Friends. The Platters' show is planned for the Fall of 2010, which would also be another TV Special Concert and sell through a DVD and CD program, similar to the Doo Wop Special Rhino Records put out; which has grossed over 40 Million US dollars to date.

Valencia Entertainment was also contacted by a group in Europe to produce a project at the World Cup in July at the closing ceremony in South Africa with some of the biggest stars in the world.

There are also several production projects Valcom is looking at and bidding on.

In June 2010, we have the next auction planned; from there on we plan to do a minimum of 2 auctions per month. These auctions are conducted through our partnership with DSN in California. These auctions will also demonstrate a greater variety of the methods of auctioning where we anticipate including auctioning off the down payment and offer financing.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,359,615 and negative cash flows from operations of $1,049,231 for the six months ended March 31, 2010 and had a working capital deficiency of $1,785,561 and an accumulated deficit of $22,048,655 at March 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Cash (exclusive of restricted cash) totaled $21,432 on March 31, 2010 compared to $110,846 as of March 31, 2009. During the six months ended March 31, 2010, net cash used by operating activities totaled $1,049,231 compared to net cash used by operating activities of $250,260 for the comparable six month period in 2009. Net cash used in investing activities for the six months ended March 31, 2010 totaled $1,173 compared to $880,630 for the comparable six month period in 2009. Net cash provided by financing activities for the six months ended March 31, 2010 totaled $960,990 compared to $1,396,580 for the comparable six month period in 2009.

The above cash flow activities yielded a net cash decrease of $89,414 during the six months ended March 31, 2010 compared to an increase of $265,690 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a deficit of $1,785,561 as of March 31, 2010. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including Vince Vellardita, the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon that evaluation, the Company's CEO /CFO concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no change occurred in the Company's internal controls over financial reporting during the 2010 Quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS UPDATE

There have been no sales of Equity Securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES UPDATE

No defaults

ITEM 4 - REMOVED AND RESERVED

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

Dated: May 24, 2010

                     VALCOM, INC., A DELAWARE CORPORATION

By: /s/  Vince Vellardita
-------------------------
Vince  Vellardita
Chief  Executive  Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting and Financial Officer)