Form 10-Q
period 2010-06-30
VALCOM, INC
filed 2010-08-23
CIK 1013453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED June 30, 2010

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

Issuer’s telephone number

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

☐ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 18, 2010, the issuer had 50,138,158 shares of its $0.001 par value common stock outstanding.

VALCOM, INC.
FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Quantitative and Qualitative Market Risk
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	September 30, 2009

		(Restated)
ASSETS
CURRENT ASSETS
Cash	$12,598	$81,410
Restricted cash	—	60,230
Accounts receivable, net	30,862	33,553
Deferred costs	275,000	—
Inventory	73,484	73,784
Current assets from discontinued operations	—	453,726

Total Current Assets	391,944	702,703

Property, equipment and film library, net of accumulated depreciation depreciation of $97,843 and $50,690, respectively	192,601	238,664
Intangible assets, net of accumulated amortization of $202,938 and $104,211, respectively	191,968	290,695

TOTAL ASSETS	$776,513	$1,232,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$764,243	$633,605
Due to related parties	176,334	161,334
Derivative liabilities	206,454	—
Notes payable, net of unamortized discounts of $525,556 and $82,411, respectively	892,684	378,839
Related party debt, net of unamortized discounts of $15,000 and $0, respectively	10,000	—
Deferred revenue	250,000	—
Current liabilities from discontinued operations	—	738,714

Total Current Liabilities	2,299,715	1,912,492

Derivative liabilities	228,136	—

Total Liabilities	2,527,851	1,912,492

STOCKHOLDERS’ DEFICIT

Series B preferred stock, 1,000,000 shares authorized, $0.001 par value, 38,000 shares issued and outstanding	38	38
Series C preferred stock, 25,000,000 shares authorized, $0.001 par value, 18,691,395 shares issued and outstanding	18,691	18,691
Common stock, 250,000,000 shares authorized, $0.001 par value, 50,138,158 and 39,064,158 shares issued and outstanding, respectively	50,138	39,064
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	21,216,441	20,010,218
Accumulated deficit	(23,013,124)	(20,724,919)

Total Stockholders’ Deficit	(1,751,338)	(680,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$776,513	$1,232,062

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
REVENUES	$112,492	$262,692	$397,927	$647,896
COST OF GOODS SOLD	14,138	—	418,172	107

GROSS PROFIT (LOSS)	98,354	262,692	(20,245)	647,789

OPERATING EXPENSES
Depreciation and amortization	48,604	32,588	145,880	87,965
General and administrative	629,970	553,987	1,723,046	1,623,252

Total Operating Expenses	678,574	586,575	1,868,926	1,711,217

LOSS FROM OPERATIONS	(580,220)	(323,883)	(1,889,171)	(1,063,428)

OTHER INCOME (EXPENSES)
Interest expense	(282,882)	(22,793)	(512,649)	(74,190)
Gain (loss) on derivative liabilities	(118,980)	—	78,076	—
Gain on extinguishment of liabilities	2,200	—	2,200	—
Interest income and other	15,413	200	16,634	552,835

TOTAL OTHER INCOME (EXPENSES)	(384,249)	(22,593)	(415,739)	478,645

LOSS FROM CONTINUING OPERATIONS	(964,469)	(346,476)	(2,304,910)	(584,783)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(19,174)	—

NET LOSS	$(964,469)	$(346,476)	$(2,324,084)	$(584,783)

BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Loss from discontinued operations	—	—	(0.00)	—

NET LOSS PER SHARE - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	44,450,288	29,443,658	41,612,121	28,320,129

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
For the Nine Months Ended June 30, 2010

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders’

	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balances, September 30, 2009	38,000	$38	18,691,395	$18,691	39,064,158	$39,064	$(23,522)	$20,010,218	$(20,724,919)	$(680,430)

Cumulative effect of change in accounting principle - October 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	—	—	—	—	—	—	—	(475,533)	35,879	(439,654)

Stock-based compensation	—	—	—	—	9,454,000	9,454	—	449,892	—	459,346

Sale of common stock	—	—	—	—	1,520,000	1,520	—	99,430	—	100,950

Debt discount due to profit interest given with debt	—	—	—	—	—	—	—	825,000	—	825,000

Stock issued for accounts payable	—	—	—	—	100,000	100	—	3,700	—	3,800

Sale of discontinued operations to related party	—	—	—	—	—	—	—	303,734	—	303,734

Net Loss	—	—	—	—	—	—	—	—	(2,324,084)	(2,324,084)

Balances, June 30, 2010	38,000	$38	18,691,395	$18,691	50,138,158	$50,138	$(23,522)	$21,216,441	$(23,013,124)	$(1,751,338)

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(2,324,084)	$(584,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	459,346	190,749
Depreciation expense	47,153	87,965
Amortization of intangible assets	98,727	—
Amortization of debt discounts	439,792	—
Gain on derivative contracts	(78,076)	—
Gain on extinguishment of liabilities	(2,200)	—
Changes in operating assets and liabilities:
Accounts receivable	2,691	(229,873)
Deferred costs	(275,000)	(102,500)
Inventory	300	—
Accounts payable and accrued expenses	136,713	175,175
Deferred revenue	250,000	—
Accounts payable to related party	15,000	—

Net cash used in continuing operations	(1,229,638)	(463,267)
Net cash provided by discontinued operations	18,746	—

Net Cash Used In Operating Activities	(1,210,892)	(463,267)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,090)	(616,278)
Increase (decrease) in restricted cash	60,230	(264,352)

Net Cash Provided by (Used in) Investing Activities	59,140	(880,630)

FINANCING ACTIVITIES
Proceeds from sale of common stock	100,950	584,212
Proceeds from notes payable	956,990	551,267
Payments made on related party debt	(20,000)	—
Proceeds from related party debt	45,000	213,094

Net Cash Provided by Financing Activities	1,082,940	1,348,573

NET INCREASE (DECREASE) IN CASH	(68,812)	4,676
CASH AT BEGINNING OF YEAR	81,410	86,416

CASH AT END OF YEAR	$12,598	$91,092

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—
Income taxes	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Cumulative effect of change in accounting principal	$439,654	$—
Common stock issued for liabilities	6,000	—
Debt discounts due to profit interests given with debt	825,000	—
Debt discounts due to derivative liabilities	57,299	—
Sale of discontinued operations to a related party	303,734	—

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of ValCom, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ValCom’s Form 10-K/A filed on February22, 2010. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10K, have been omitted. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 - GOING CONCERN

ValCom’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2010, ValCom has an accumulated deficit of $23 million and an excess of current liabilities over current assets of $1.9 million. These factors raise doubt as to the ValCom’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, ValCom will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include investing in and developing all types of businesses related to the entertainment industry.

The ability of ValCom to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if ValCom is unable to continue as a going concern.

NOTE 3 – RESTATEMENT AND CORRECTION OF ERROR

In the third quarter of fiscal 2010, ValCom identified 4,000,000 Series C preferred shares which were not shown as issued and outstanding as of September 30, 2009. The adjustments to correct this resulted in a reduction to the previously reported additional paid-in capital and an increase to the previously reported Series C preferred stock at September 30, 2009 of $4,000.

The following table reflects the impact of the above error to the consolidated balance sheet at September 30, 2009:

	September 30, 2009

	As Previously Reported	Adjustments	As Restated

STOCKHOLDERS’ DEFICIT
Series C preferred stock	$14,691	$4,000	$18,691
Additional paid-in capital	20,014,218	(4,000)	20,010,218

Total Stockholders’ Deficit	$20,028,909	$—	$20,028,909

NOTE 4 – DISCONTINUED OPERATIONS

On May 24, 2010, ValCom sold its 51% interest in Sun Investments to a related party for an aggregate consideration of $1. The sale of Sun Investments resulted in an increase to additional paid-in capital on the sale of the discontinued operation of $303,734. The sale was recorded as a capital transaction due to it being to a related party.

The activity of Sun Investments has been reclassified to present the activity as a discontinued operation. There was no activity related to Sun Investments prior to June 30, 2009. Discontinued operations for the nine months ended June 30, 2010 is summarized below:

Nine Months Ended June 30, 2010

Revenues	$49,750

Cost of goods sold	(68,496)
Operating expenses	(428)

Loss from discontinued operations	$(19,174)

NOTE 5 - DERIVATIVE LIABILITIES

In June 2008, the FASB finalized FASB ASC 815-15, which specifies a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. FASB ASC 815-15 is effective for fiscal years beginning after December 15, 2008. A total of 5,209,000 of ValCom’s warrants that were previously classified in equity were reclassified to derivative liabilities on October 1, 2009 as a result of FASB ASC 815-15. In addition certain embedded features related to convertible debt were bifurcated and recorded as derivative liabilities on October 1, 2009. ValCom estimated the fair value of these liabilities as of October 1, 2009 to be $455,366. In addition, ValCom recorded a reduction of $475,533 to Additional Paid-in Capital; $35,879 to Accumulated Deficit and an increase in debt discount of $15,638. The effect of this adjustment is recorded as a cumulative effect of change in accounting principle in ValCom’s consolidated statement of stockholders’ deficit. At June 30, 2010 the derivative liability was marked-to-market and had a market value of $283,136. The valuation of the above warrant derivatives are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, ValCom evaluates assumptions regarding the probability of certain future events. The fair values of the derivatives as of June 30, 2010 were estimated using the Black-Sholes model with the following assumption: $0.055 quoted stock price; $0.05 to $0.20 exercise price; 244.91% to 277.53% volatility; 3.52 to 5.40 years estimated life; zero dividends and a 1.28 to 1.79% discount rate. During the nine months ended June 30, 2010, a gain of $172,231 was recorded on these derivatives.

On April 9, 2010 and May 3, 2010, ValCom issued two convertible notes that are convertible at a variable rate based upon the closing price of ValCom’s common stock (see Note 7). The convertible notes qualify as derivatives under FASB ASC 815-15 as ValCom cannot assert they have sufficient authorized shares to stock-settle these instruments due to the indeterminate number of shares that may be required. In addition, the instruments tainted ValCom’s other convertible instruments that were not already accounted for as derivatives as in evaluating those instruments all other stock arrangements must be taken into consideration. Two previously issued convertible notes were fair valued and recorded as derivative liabilities. The total fair value of these convertible instruments was determined to be $98,025 on the issuance or taint date of each instrument. $57,299 of the fair value was recorded as a discount on the notes and the remaining $40,726 was expensed. These derivative liabilities were market-to-market on June 30, 2010 and the fair value was determined to be $154,454 resulting in a loss being recorded of $53,429. The valuation of the above derivative instruments are determined primarily using the Black-Scholes option pricing model. To determine the fair value of the derivatives, ValCom evaluates assumptions regarding the probability of certain future events. The fair values of the derivatives as of June 30, 2010 were estimated using the Black-Sholes model with the following assumption: $0.055 quoted stock price; $0.03 to $0.10 exercise price; 225% to 237% volatility; less than 1 year estimated life; zero dividends and a 0.18% discount rate.

The net gain recorded on the above derivative liabilities for the nine months ended June 30, 2010 was $78,076.

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are described as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that ValCom has the ability to access at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs reflect ValCom’s judgments about the assumptions market participants would use in pricing the asset of liability since limited market data exists. These inputs are developed based on the best information available, using internal and external data.

The following table sets forth by level within the fair value hierarchy of ValCom’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010.

		June 30, 2010

	Level 1	Level 2	Level 3	Total

Recurring Fair Value Measures
Assets
None	$—	$—	$—	$—
Liabilities
Convertible debt	$—	$206,454	$—	$206,454
Warrants	—	228,136	—	228,136

NOTE 7 - NOTES PAYABLE

During the nine months ended June 30, 2010, ValCom entered into note agreements with various lenders for an aggregate of $625,000. The proceeds of the notes were used to fund a concert by Michel Legrand (the Concert). As per the agreements, the notes earn 0% interest and the note holders have the option to redeem or convert such notes to a 2.5% interest in the outstanding shares of Valencia Entertainment, a wholly-owned subsidiary of ValCom, for every $25,000 borrowed, when income from the Concert has reached $300,000 for one note holder, who holds approximately 48% of the total notes, and $600,000 for all other noteholders. In addition, for every $25,000 borrowed, the note holder receives 2.5% interest in the net profits of the Concert (after all costs related to the Concert are recovered). The fair value of the profit interests, up to the face value of the debt, of $625,000 was recorded as a discount on the notes and is being amortized over the life of the loans using the effective interest rate method. During the nine months ended June 30, 2010, amortization of $250,000 was recorded on the discounts. The notes mature on December 31, 2010.

During the nine months ended June 30, 2010, ValCom borrowed an aggregate of $101,990 from various lenders where the related loans are unsecured, due on demand and bear no interest.

During the nine months ended June 30, 2010, ValCom issued unsecured notes for an aggregate amount of $175,000 to one lender. The note amounting to $100,000 is due on demand while the other note of $75,000 matured on April 17, 2010. Upon maturity, ValCom is required to repay a total of $57,500 in addition to the principal amounts as loan interest costs. In addition, the note holders are entitled to 10% of the net proceeds earned on the Michel Legrand PBS Special. The fair value of the net profit interests, up to the face value of the debt, was recorded as a discount on the notes. As a result, ValCom recorded a discount of $175,000, which was equal to the face value of the notes. The discount is being amortized over the life of the loans using the effective interest rate method. During the nine months ended June 30, 2010, amortization of $70,000 was recorded on the discounts.

During April and May 2010, ValCom issued two notes for an aggregate amount of $55,000. The notes mature on January 1, 2011 and February 3, 2011 and bear interest at 8% per annum. The notes are convertible into ValCom’s common stock at a rate equal to 55% of the average of the lowest three trading prices of ValCom’s common stock during the 10 trading day period ending one trading day prior to the date of conversion. ValCom evaluated the conversion options under FASB ASC 815-15 and determined that they qualify as derivative liabilities (see Note 5).

NOTE 8 - RELATED PARTY TRANSACTIONS

On March 25, 2010, ValCom borrowed $25,000 from its President and Chief Executive Officer. The note is unsecured and matured on May 17, 2010. The note does not have a stated interest rate. Upon maturity, ValCom is required to repay a total of $2,500 in addition to the principal as loan interest cost. In addition, the note holder is entitled to 10% of the net proceeds earned on the Michel Legrand PBS Special. The fair value of the profit interest, up to the face value of the debt, was recorded as a discount on the note. As a result, ValCom recorded a discount of $25,000, which was equal to the face value of the note. The discount is being amortized over the life of the loan using the effective interest rate method. During the nine months ended June 30, 2010, amortization of $10,000 was recorded on the discount.

During the nine months ended June 30, 2010, ValCom borrowed an aggregate of $20,000 from a Director of ValCom where the related loans are unsecured, due on demand and bear no interest. These notes were repaid in full during the nine months ended June 30, 2010.

NOTE 9 - STOCKHOLDERS’ EQUITY

During the nine months ended June 30, 2010, ValCom sold 1,520,000 common shares for $100,950, issued 100,000 to pay $6,000 of accounts payable resulting in a gain on the extinguishment of liabilities of $2,200 and issued 9,454,000 common shares for services valued at $459,246. The shares issued for accounts payable and for services were valued using the closing price of ValCom’s common stock on the commitment date.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As discussed in Note 7, the Company is required to make net profit payments to certain note holders who funded the Concert on a monthly basis. These net profit payments total to 62.5%. For the nine months ended June 30, 2010, the Concert has generated a net loss of approximately $202,000 which will need to be recovered before any of the net profit payments can be made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

INTRODUCTION AND COMPANY UPDATE

Valcom is a fully integrated Entertainment Company that has been in business for over 25 years and has gone through its ups and downs. It looks like it’s turning the corner within the Broadcast Division by paying off its Television Network and has found a niche in the Live Events Television Production Division by successfully producing a hit show; Michel Legrand and Friends, which received great reviews and was purchased by one of the top Television Networks in the United States. The show will generate a minimum of $500,000 of revenue to the Company and it anticipates bringing millions.

The Company’s subsidiary, Valencia Entertainment entered into a distribution deal with Kultur International to handle the DVDs from the Michel Legrand Special to air on PBS. The deal is programmed to pay the Company an advance and a royalty of all sales in North America. Valencia Entertainment also finished the sound track of the Special which will be released this fall in stores and has made a deal with Crest Digital. On another note, Valencia Entertainment delivered the Michel Legrand Special foreign master version to DLT Entertainment, who has already started to pursue sales with interest from Japan, China, France, Brazil, United Kingdom and Germany. The show tested very well in choice markets in the United States and the network plans on rolling out throughout the country this fall.

As far as for the Real Estate Auction we have finally figured out how to successfully run the program after the previous attempts that did show success, but had some mistakes. We have now entered into a 3 year deal with Direct Shopping Network that does over $60 Million in Annual Sales. The company will begin the auctions in June 2010 and carry them through the rest of the year.

Valcom’s July Auction was pushed back to August 7th and did well selling 41 of 46 homes and the company plans on doing two a month starting in September for the rest of the year.

PLAN OF OPERATION

As of June 30, 2010, ValCom, Inc. (“Valcom” or the “Company”) operations were comprised of the following activities:

1. TV Stations and Broadcast Division

2. Film and Television Production

3. Live Theater Event Division

4. Real Estate Channel Auctions

Corporate offices are located at 2113A Indian Rocks Beach, Florida.

1. BROADCASTING UPDATE

Following the 100% acquisition of the Christian Television Network, Faith TV LLC on December 15 2008, ValCom began an immediate rebranding to “My Family TV”. The network which had been operating through 65 broadcast, IPTV and cable affiliates at the time of acquisition has now grown to over 88 affiliates. With a primary focus on family friendly programming, management has engaged a strategic plan of growth through quality programming, distribution through organic growth and acquisition leading to a strong foundation for sales. My Family TV is a strong family friendly network with a core established audience and broadcasts to over 50m households through its extensive affiliate network of full and part time affiliates. My Family TV is an emerging network created for American families.

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

ValCom has made significant changes to My Family TV that has increased the overall value of the network. Some of these changes include: New programming blocks of health and lifestyle, classic television, comedies, children’s and primetime entertainment and over 80 movies per month; Increasing carriage to include major growth markets such as: Charlotte, Dallas, Denver, Phoenix, San Francisco and Tampa. The implementation of an aggressive effort to secure cable and broadcast coverage in additional major markets will lead to improved ratings and increased revenues.

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

2. FILM AND TV PROGRAM PRODUCTION DIVISION / DISTRIBUTION UPDATE

ValCom’s business includes television production for network and syndication programming, motion pictures, and real estate holdings. Revenue is primarily generated through the lease of the sound stages and production. Our past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol, BET Home Shopping Network and Sullivan Studios.

ValCom has a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway) and the 40 episode TV series AJ’s Time Travelers. Valcom has been commissioned to produce pilots such as Truster for Fox, It also produces development pilots itself for pitching to networks such as the New York based sitcom Fuhgedabowit and Let’s Do It Again featuring Frankie Avalon. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co- produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc., a California corporation. New Zoo Revue LLC was formed for the development and production of “New Zoo Revue” a feature film and television series and marketing of existing episodes. The company did not proceed with the production of the new feature film or series but in 2004, it did complete a distribution agreement for the DVD with BCI Eclipse for 183 episodes of the New Zoo Revue library. Valcom has not realized significant revenues from animation to date.

ValCom’s Studio Division is composed of its studio at 14375 Myerlake Circle, Clearwater, Florida which houses a state-of- the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production. Corporate offices are located at 2113A Indian Rocks Beach, Florida.

In 2009, Valcom produced the documentary feature film `Michel Legrand is Music’. The documentary pays tribute to Michel Legrand’s five-decade, multiple award-winning career composing many of the most memorable film and television scores and songs of all time. ValCom Inc. will premiere the documentary in a limited week-long theatrical run in New York City on September 18th at the Coliseum Theater. In addition, the documentary will premiere in Los Angeles on September 16th at the Laemmle Grand Cineplex 4. “Michel Legrand Is Music” honors the work of the three-time Academy Award-winning French music composer, arranger, conductor and pianist Michel Legrand. Legrand composed more than 200 film and television scores and numerous jazz, popular and classical musical albums. He won Academy Awards for Best Music, Original Song for “The Windmills of Your Mind” from “The Thomas Crown Affair” (1969), Best Music, Original Dramatic Score for “Summer of ‘42” (1971) and Best Music, Original Song for Barbra Streisand Movie “Yentl” (1983). Academy Award-winning actor Jon Voight narrates the documentary.

Valcom , through Valencia Entertainment International operates a compete distribution and syndication service to producers and thus acquire content for its networks at little or no cost with its ability to guarantee TV broadcast and provide a launch for further home entertainment distribution on DVD and on- demand channels through it other relationships. ValCom also has the opportunity to co-produce film and TV programs by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and then be able to acquire distribution rights for these productions.

ValCom owns a substantial library of television content with over 1,000 films and it also acquires third party film and TV programming which it distributes through Valencia Entertainment International.

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

3. LIVE THEATRE AND EVENT DIVISION UPDATE

Valcom has a live theatre division responsible for bringing live shows and events to fruition. In 2006 Valcom produced a theater production called ‘Headlights and Tailpipes’ which was unveiled at the Las Vegas Stardust hotel and ran until July 2006. Other events produced included the 2006 Superbowl pre-game Wrap Bowl Event featuring Young Jeezy, Academy Award winner Ludacris, Juvenile and Juelz Santana.

Valcom, through its subsidiary, Valencia Entertainment produced a live theatre event based on Michel Legrand and his music that occurred in March 2010 at the MGM Grand’s Garden Arena, Las Vegas and featured a line-up of major international recording stars. The event took place over two nights on March 26th and 27th and Michel Legrand conducted a 66-piece orchestra and included guests such as Quincy Jones, Dionne Warwick, Andy Williams, George Benson, Jon Voight, Patti Page, Steve Lawrence, Melissa Manchster, Neil Sedaka and Jerry Lewis. The two-night shows paid musical tribute to come of Legrand’s Academy Award-winning MGM movies including “Yentl”, “Thomas Crown Affair” and “Summer of 42”. The superstar extravaganza will also be captured on film for a made-for-TV-Special to air at a later date.

The Michel Legrand and Friends Special had a very successful turnout with over 3,000 attendees at the show, while the Box Office generated over $150,000 in Sales, of which approximately $87,000 belongs to the Company; topping it off with the sale to Public Broadcast Network, who will air the show in August. The Network will pay the Company a $250,000 fee and a Backend participation of $12.00 for every DVD sold and $8.00 for every CD sold over the next 26 months. The Contract is for the United States only.

4. REAL ESTATE AND OTHER BROADCAST EVENT AUCTIONS UPDATE

Valcom’s auction sold 41 of 46 homes and grossed over $335,000 in August 2010.

In 2009, Valcom pioneered the process of live event auctions covering a wide range of events for TV broadcast and live webcast. Combining the expertise in TV production, live event promotion and now as the owner of a broadcast TV network, the opportunity offers a synergistic approach to such events. In 2008 and 2009, Valcom produced a wide range live TV and webcast events including

1. The Hilton `Make a Wish Foundation’ broadcast live from the Hilton mansion in Beverly Hills in December 2008

2. The Universal Studios `Battlestar Galactica’ prop and memorabilia auction by live web-cast in 2009 over a number of days from the Pasadena Convention Centre

3. The Grammy Awards `Music Cares’ auction as part of the 2009 Grammy Awards

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

During the quarter ended June 30, 2010, we divested in Sun Investments, Inc., though Valcom will continue its operations as it relates to real estate channel auctions. Beginning in August, we are starting with a series of Auctions on the DSN Network, where we anticipate making the auctions more exciting with the offering of financing as well as auctioning off down payments rather than the sales price. These are variants that will make the process more enticing and will create more interaction. Commencing in June, we hope to quickly ramp up the frequency of the auctions to a minimum of 2 per month.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 VS. JUNE 30, 2009

Revenues for the three months June 30, 2010 decreased by $150,200 or 57% from $262,692 for the three months ended June 30, 2009 to $112,492 for the same period in 2010. The decrease in revenue was principally due to the revenue received from the Michel Legrand and Friends show being deferred as of June 30, 2010.

Production costs for the three months ended June 30, 2010 increased from zero for the three months ended June 30, 2009 to $14,138 for the same period in 2010. The increase was primarily due to production costs, satellite expenses and editing cost.

Depreciation and amortization expense for the three months ended June 30, 2010 increased by $16,016 or 49% from $32,588 for the three months ended June 30, 2009 to $48,604 for the same period in 2010. The increase was due to the acquisition of fixed assets and intangibles in December 2008 and the related amortization and depreciation.

General and administrative expenses for the three months ended June 30, 2010 increased by $75,983 or 14% from $553,987 for the three months ended June 30, 2009 to $629,970 for the same period in 2010. The increase was due principally to increased professional fees and other expenses associated with the Michel Legrand show.

Amortization of debt discounts for the three months ended June 30, 2010 increased by $259,243 from zero for the three months ended June 30, 2009 to $259,243 for the same period in 2010. The increase was due to the issuance of notes with discounts during the current fiscal year.

Gain on derivative liabilities increased for the three months ended June 30, 2010, to $118,980 for the three months ended June 30, 2010 compared to zero for the three months ended June 30, 2009 due to derivatives being recorded in the current period. See Note 5 to the consolidated financial statements.

Due to the factors described above, the Company’s net loss increased by $617,933 from $346,476 for the three months ended June 30, 2009 to a net loss of $964,469 for the same period in 2010.

NINE MONTHS ENDED JUNE 30, 2010 VS. JUNE 30, 2009

Revenues for the nine months ended June 30, 2010 decreased by $249,969 or 39% from $647,896 for the nine months ended June 30, 2009 to $397,927 for the same period in 2010. The decrease in revenue was principally due to revenue received from the Michel Legrand and Friends show being deferred as of June 30, 2010.

Production costs for the nine months ended June 30, 2010 increased from $107for the nine months ended June 30, 2009 to $418,172 for the same period in 2010. The increase was primarily due to increased production costs and satellite expenses,

Depreciation and amortization expense for the nine months ended June 30, 2010 increased by $57,915 or 66% from $87,965for the nine months ended June 30, 2009 to $145,880 for the same period in 2010. The increase was due to the acquisition of fixed assets and intangibles in December 2008 and the related amortization and depreciation.

General and administrative expenses for the nine months ended June 30, 2010 increased by $99,794 or 6% from $1,623,252 for the nine months ended June 30, 2009 to $1,723,046 for the same period in 2010. The increase was due principally to increased professional fees and other expenses associated with the Michel Legrand show.

Amortization of debt discounts increased from zero for the three months ended June 30, 2009 to $439,792 for the same period in 2010. The increase was due to the issuance of notes with discounts during the current fiscal year.

Gain on derivative liabilities increased from zero for the three months ended June 30, 2009, to $78,076 for the three months ended June 30, 2010. Due to a change in accounting principles the company began accounting for derivatives in the current fiscal year (see Note 5 to the consolidated financial statements).

Due to the factors described above, the Company’s net loss increased by $1,739,301 from net loss of $584,783 for the nine months ended June 30, 2009 to a net loss of $2,324,084 for the same period in 2010.

FUTURE OUTLOOK COMPANY UPDATE

The Company’s subsidiary, Valencia Entertainment entered into a distribution deal with Kultur International to handle the DVDs from the Michel Legrand Special to air on PBS. The deal is programmed to pay the Company an advance and a royalty of all sales in North America. Valencia Entertainment also finished the sound track of the Special which will be released this fall in stores and has made a deal with Crest Digital. On another note, Valencia Entertainment delivered the Michel Legrand Special foreign master version to DLT Entertainment, who has already started to pursue sales with interest from Japan, China, France, Brazil, United Kingdom and Germany. The show tested very well in choice markets in the United States and the network plans on rolling out throughout the country this fall.

Valcom’s July Auction was pushed back to August 7th and did well selling 41 of 46 homes and the company plans on doing two a month starting in September for the rest of the year.

Valcom, through its subsidiary, Valencia Entertainment just completed producing a live theatre event based on Michel Legrand and his music in March 2010 at the MGM Grand’s Garden Arena, Las Vegas and featured a line-up of major international recording stars. The event took place on March 26th and Michel Legrand conducted a 66-piece orchestra which included guests such as Quincy Jones, Dionne Warwick, Andy Williams, George Benson, Jon Voight, Patti Page, Steve Lawrence, Melissa Manchester, Neil Sedaka and Jerry Lewis. The show paid musical tribute to some of Legrand’s Academy Award-winning MGM movies including “Yentl”, “Thomas Crown Affair” and “summer of 42”. The superstar extravaganza was also captured on film for a made-for-TV-Special. Valencia Entertainment, through DLT Entertainment sold the Michel Legrand Special to Public Broadcasting Network for a License Fee of $250,000 and $12 per DVD and $8 per CD sold over the next 26 months.

Valencia Entertainment has already begun discussions with other Broadcast Networks on new show ideas branching from its library. One show in particular is The Platters; the Company owns all of the masters from the late 1950’s as well as other top musical giants and plans on structuring another show similar to the successful project, Michel Legrand and Friends. The Platters’ show is planned for the fall of 2010, which would also be another TV Special Concert and sell through a DVD and CD program, similar to the Doo Wop Special Rhino Records put out; which has grossed over 40 Million US dollars to date.

There are also several production projects Valcom is looking at and bidding on.

In August 2010, we have the next auction planned; from there on we plan to do a minimum of 2 auctions per month. These auctions are conducted through our partnership with DSN in California. These auctions will also demonstrate a greater variety of the methods of auctioning where we anticipate including auctioning off the down payment and offer financing.

Valcom is also actively pursuing opportunities to either merge with or acquire a television network. At this moment My Family TV has no debt and is operating near breakeven, growing the network can be done through organic growth or through an acquisition or merger. Valcom is currently having discussions with potential targets and evaluating what the best course of action would be. A merger or acquisition would result in lowering our operating expenses due to cost efficiency that can be reach and increase of footprint

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,324,084 and negative cash flows from operations of $1,210,892 for the nine months ended June 30, 2010 and had a working capital deficiency of $1,907,771 and an accumulated deficit of $23,013,124 at June 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Cash totaled $12,598 on June 30, 2010 compared to $81,410 as of June 30, 2009. During the nine months ended June 30, 2010, net cash used in operating activities totaled $1,210,892 compared to net cash used in operating activities of $463,267 for the comparable nine month period in 2009. Net cash provided by investing activities for the nine months ended June 30, 2010 totaled $59,140 compared to $880,630 used in investing activities for the comparable nine month period in 2009. Net cash provided by financing activities for the nine months ended June 30, 2010 totaled $1,082,940 compared to $1,348,573 for the comparable nine month period in 2009.

The above cash flow activities yielded a net cash decrease of $68,812 during the nine months ended June 30, 2010 compared to an increase of $4,676 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a deficit of $1,907,771 as of June 30, 2010. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Vince Vellardita, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2010. Based upon that evaluation, the Company’s CEO /CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

No change has occurred in the Company’s internal controls over financial reporting during the nine months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 4 – REMOVED AND RESERVED

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

Dated: August 23, 2010

VALCOM, INC., A DELAWARE CORPORATION

By: /s/ Vince Vellardita

Vince Vellardita
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting and Financial Officer)