Form 10-Q/A
period 2010-06-30
VALCOM, INC
filed 2010-08-24
CIK 1013453

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
SIGNATURES

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

These financial statements have not been reviewed by an independent accountant.

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

These financial statements have not been reviewed by an independent accountant.

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

These financial statements have not been reviewed by an independent accountant.

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

These financial statements have not been reviewed by an independent accountant.

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