Form 10-Q/A
period 2010-06-30
VALCOM, INC
filed 2010-08-30
CIK 1013453

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

Explanatory paragraph

This amendment filed on Form 10-Q/A is being filed to include the review report from our independent accountant and to correct certain errors reported in our previously filed Form 10-Q. The errors pertain to the recognition of revenue and expense related to the sale of the Michel Legrand to PBS and to correct the reporting of the discount related to the net profits interest assigned to certain note holders. See Note 3 in the notes to the financial statements for a description of the errors.

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
SIGNATURES

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	September 30, 2009

	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$12,598	$81,410
Restricted cash	—	60,230
Accounts receivable, net	30,862	33,553
Inventory	73,484	73,784
Current assets from discontinued operations	—	453,726

Total Current Assets	116,944	702,703

Property, equipment and film library, net of accumulated depreciation depreciation of $97,843 and $50,690, respectively	192,601	238,664
Intangible assets, net of accumulated amortization of $202,938 and $104,211, respectively	191,968	290,695

TOTAL ASSETS	$501,513	$1,232,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$764,243	$633,605
Due to related parties	176,334	161,334
Derivative liabilities	206,454	—
Deferred royalty payable	800,000	—
Notes payable, net of unamortized discounts of $525,556 and $82,411, respectively	892,684	378,839
Related party debt	25,000	—
Current liabilities from discontinued operations	—	738,714

Total Current Liabilities	2,864,715	1,912,492

Derivative liabilities	228,136	—

Total Liabilities	3,092,851	1,912,492

STOCKHOLDERS’ DEFICIT

Series B preferred stock, 1,000,000 shares authorized, $0.001 par value, 38,000 shares issued and outstanding	38	38
Series C preferred stock, 25,000,000 shares authorized, $0.001 par value, 18,691,395 shares issued and outstanding	18,691	18,691
Common stock, 250,000,000 shares authorized, $0.001 par value, 50,138,158 and 39,064,158 shares issued and outstanding, respectively	50,138	39,064
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	20,391,441	20,010,218
Accumulated deficit	(23,028,124)	(20,724,919)

Total Stockholders’ Deficit	(2,591,338)	(680,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$501,513	$1,232,062

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
REVENUES	$445,661	$262,692	$731,096	$647,896
COST OF GOODS SOLD	(372,307)	(—)	(776,341)	(107)

GROSS PROFIT (LOSS)	73,354	262,692	(45,245)	647,789

OPERATING EXPENSES
Depreciation and amortization	48,604	32,588	145,880	87,965
General and administrative	629,970	553,987	1,723,046	1,623,252

Total Operating Expenses	678,574	586,575	1,868,926	1,711,217

LOSS FROM OPERATIONS	(605,220)	(323,883)	(1,914,171)	(1,063,428)

OTHER INCOME (EXPENSES)
Interest expense	(275,382)	(22,793)	(502,649)	(74,190)
Gain (loss) on derivative liabilities	(118,980)	—	78,076	—
Gain on extinguishment of liabilities	2,200	—	2,200	—
Interest income and other	15,413	200	16,634	552,835

TOTAL OTHER INCOME (EXPENSES)	(326,749)	(22,593)	(405,739)	478,645

LOSS FROM CONTINUING OPERATIONS	(981,969)	(346,476)	(2,319,910)	(584,783)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(19,174)	—

NET LOSS	$(981,969)	$(346,476)	$(2,339,084)	$(584,783)

BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Loss from discontinued operations	—	—	(0.00)	—

NET LOSS PER SHARE - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and diluted	44,450,288	29,443,658	41,612,121	28,320,129

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
For the Nine Months Ended June 30, 2010
(Restated)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated	Total Stockholders’

	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balances, September 30, 2009	38,000	$38	18,691,395	$18,691	39,064,158	$39,064	$(23,522)	$20,010,218	$(20,724,919)	$(680,430)

Cumulative effect of change in accounting principle - October 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	—	—	—	—	—	—	—	(475,533)	35,879	(439,654)

Stock-based compensation	—	—	—	—	9,454,000	9,454	—	449,892	—	459,346

Sale of common stock	—	—	—	—	1,520,000	1,520	—	99,430	—	100,950

Stock issued for accounts payable	—	—	—	—	100,000	100	—	3,700	—	3,800

Sale of discontinued operations to related party	—	—	—	—	—	—	—	303,734	—	303,734

Net Loss	—	—	—	—	—	—	—	—	(2,339,084)	(2,339,084)

Balances, June 30, 2010 (Restated)	38,000	$38	18,691,395	$18,691	50,138,158	$50,138	$(23,522)	$20,391,441	$(23,028,124)	$(2,591,338)

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
	(Restated)
OPERATING ACTIVITIES
Net loss	$(2,339,084)	$(584,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	459,346	190,749
Depreciation expense	47,153	87,965
Amortization of intangible assets	98,727	—
Amortization of debt discounts	429,792	—
Gain on derivative contracts	(78,076)	—
Gain on extinguishment of liabilities	(2,200)	—
Changes in operating assets and liabilities:
Accounts receivable	2,691	(229,873)
Deferred costs	—	(102,500)
Inventory	300	—
Accounts payable and accrued expenses	136,713	175,175
Accounts payable to related party	15,000	—

Net cash used in continuing operations	(1,229,638)	(463,267)
Net cash provided by discontinued operations	18,746	—

Net Cash Used In Operating Activities	(1,210,892)	(463,267)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,090)	(616,278)
Increase (decrease) in restricted cash	60,230	(264,352)

Net Cash Provided by (Used in) Investing Activities	59,140	(880,630)

FINANCING ACTIVITIES
Proceeds from sale of common stock	100,950	584,212
Proceeds from notes payable	956,990	551,267
Payments made on related party debt	(20,000)	—
Proceeds from related party debt	45,000	213,094

Net Cash Provided by Financing Activities	1,082,940	1,348,573

NET INCREASE (DECREASE) IN CASH	(68,812)	4,676
CASH AT BEGINNING OF YEAR	81,410	86,416

CASH AT END OF YEAR	$12,598	$91,092

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—
Income taxes	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Cumulative effect of change in accounting principal	$439,654	$—
Common stock issued for liabilities	6,000	—
Debt discounts due to profit interests given with debt	800,000	—
Debt discounts due to derivative liabilities	57,299	—
Sale of discontinued operations to a related party	303,734	—

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of ValCom, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ValCom’s Form 10-K/A filed on February 22, 2010. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

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

The following errors were reported in the June 30, 2010 financial statements:

A – revenue of $250,000 and deferred costs of $275,000 related to the Michel Legrand concert that was purchased by PBS during the quarter should have been recognized due to the fact that the earning process was complete in accordance with ASC 928-605-25. In addition, there was an erroneous entry to net revenue and cost of goods sold by $83,169.

B – during the past nine months, we borrowed $800,000. The note agreements conveyed an interest in the net profits of the Michel Legrand project. The net profits interest was recorded as a discount to the note and was originally reported as a component of equity. Upon further review, the net profits interest should have been recorded as a deferred royalty liability. In addition, there was an error in the original calculation resulting in a decrease of the discount from $825,000 to $800,000. This also resulted in the removal of the discount on the related party debt and a reduction in the amortization of discount.

The following tables reflect the impact of this restatement on the originally filed numbers:

	Originally		As
	Reported	Adjustment	Restated

As of June 30, 2010:

Deferred costs	275,000	(275,000)	-	A
Total current assets	391,944	(275,000)	116,944
Total assets	776,513	(275,000)	501,513

Deferred royalty payable	-	800,000	800,000	B
Related party debt	10,000	15,000	25,000	B
Deferred revenue	250,000	(250,000)	-	A
Total current liabilities	2,299,715	565,000	2,864,715
Total liabilities	2,527,851	565,000	3,092,851

Additional paid-in capital	21,216,441	(825,000)	20,391,441
Accumulative deficit	(23,013,124)	(15,000)	(23,028,124)
Total stockholders' deficit	(1,751,338)	(840,000)	(2,591,338)
Total liabilities and stockholders' deficit	776,513	(275,000)	501,513

For the nine months ended June 30, 2010:

Revenues	397,927	333,169	731,096	A
Cost of good sold	(418,172)	(358,169)	(776,341)	A
Gross profit	(20,245)	(25,000)	(45,245)

Loss from operations	(1,889,171)	(25,000)	(1,914,171)
Interest expense	(512,649)	10,000	(502,649)	B
Total other income (expenses)	(415,739)	10,000	(405,739)
Loss from continuing operations	(2,304,910)	(15,000)	(2,319,910)
Net loss	(2,324,084)	(15,000)	(2,339,084)

For the three months ended June 30, 2010:

Revenues	112,492	333,169	445,661	A
Cost of good sold	(14,138)	(358,169)	(372,307)	A
Gross profit	98,354	(25,000)	73,354

Loss from operations	(580,220)	(25,000)	(605,220)
Interest expense	(282,882)	7,500	(275,382)	B
Total other income (expenses)	(384,249)	7,500	(376,749)
Loss from continuing operations	(964,469)	(17,500)	(981,969)
Net loss	(964,469)	(17,500)	(981,969)

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

During the nine months ended June 30, 2010, ValCom issued two unsecured notes for an aggregate amount of $175,000 to one lender. The note amounting to $100,000 is due on demand while the other note of $75,000 matured on April 17, 2010. Upon maturity, ValCom is required to repay a total of $57,500 in addition to the principal amounts as loan interest costs. The fair value of the net profit interests, up to the face value of the debt, was recorded as a discount on the notes. As a result, ValCom recorded a discount of $175,000, which was equal to the face value of the notes. The discount is being amortized over the life of the loans using the effective interest rate method. During the nine months ended June 30, 2010, amortization of $70,000 was recorded on the discounts.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As discussed in Note 7, an interest in the net profits of the Michel Legrand concert were granted to certain lenders. According to the terms of the agreements, a 2.5% net profits interest was granted for each $25,000 borrowed. Approximately 72.5% of the interest in the net profits of the Michel Legrand Concert, which includes all future earnings, was granted to these lenders.

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

As far as for the Real Estate Auction we have finally figured out how to successfully run the program after the previous attempts that did show success, but had some mistakes. We have now entered into a 3 year deal with Direct Shopping Network that does over $60 Million in Annual Sales. The company will begin the auctions in September 2010 and carry them through the rest of the year.

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

ValCom’s Studio Division operates at 1239 Glendale Ave. Glendale CA, which houses a state-of- the art production studio, broadcast facilities, recording studios, production design construction, animation and post-production. Corporate offices are located at 2113A Indian Rocks Beach, Florida.

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

As discussed in Note 7, an interest in the net profits of the Michel Legrand concert were granted to certain lenders. According to the terms of the agreements, a 2.5% net profits interest was granted for each $25,000 borrowed. Approximately 72.5% of the interest in the net profits of the Michel Legrand Concert, which includes all future earnings, was granted to these lenders.

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

The first such event took place on June 2009 followed by an event in October 2009 with live broadcast from the Valcom studios media centre in Clearwater, Florida and broadcast live over 3 hours on My Family TV, the Ion Network with an auction of over 40 foreclosure properties acquired by Sun Investments. In November the next event was broadcasted over My Family TV and DSN (Direct Shopping Network).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 VS. JUNE 30, 2009

Revenues for the three months June 30, 2010 increased by $182,969 or 70% from $262,692 for the three months ended June 30, 2009 to $445,661 for the same period in 2010. The increase in revenue was principally due to the revenue received from the Michel Legrand and Friends show.

Production costs for the three months ended June 30, 2010 increased from zero for the three months ended June 30, 2009 to $372,307 for the same period in 2010. The increase was primarily due to production costs, satellite expenses and editing cost.

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

Interest expense for the three months ended June 30, 2010 increased by $252,589 from 22,793 for the three months ended June 30, 2009 to $275,382 for the same period in 2010. The increase was due to the issuance of notes during the current fiscal year.

Loss on derivative liabilities increased for the three months ended June 30, 2010, to $118,980 for the three months ended June 30, 2010 compared to zero for the three months ended June 30, 2009 due to derivatives being recorded in the current period. See Note 5 to the consolidated financial statements.

Due to the factors described above, the Company’s net loss increased by $635,493 from $346,476 for the three months ended June 30, 2009 to a net loss of $981,969 for the same period in 2010.

NINE MONTHS ENDED JUNE 30, 2010 VS. JUNE 30, 2009

Revenues for the nine months ended June 30, 2010 increased by $83,200 or 13% from $647,896 for the nine months ended June 30, 2009 to $731,096 for the same period in 2010. The increase in revenue was principally due to revenue received from the Michel Legrand and Friends show.

Production costs for the nine months ended June 30, 2010 increased from $107for the nine months ended June 30, 2009 to $776,341 for the same period in 2010. The increase was primarily due to increased production costs and satellite expenses,

Depreciation and amortization expense for the nine months ended June 30, 2010 increased by $57,915 or 66% from $87,965for the nine months ended June 30, 2009 to $145,880 for the same period in 2010. The increase was due to the acquisition of fixed assets and intangibles in December 2008 and the related amortization and depreciation.

General and administrative expenses for the nine months ended June 30, 2010 increased by $99,794 or 6% from $1,623,252 for the nine months ended June 30, 2009 to $1,723,046 for the same period in 2010. The increase was due principally to increased professional fees and other expenses associated with the Michel Legrand show.

Interest expense increased from $74,190 for the three months ended June 30, 2009 to $502,649 for the same period in 2010. The increase was due to the issuance of notes during the current fiscal year.

Gain on derivative liabilities increased from zero for the three months ended June 30, 2009, to $78,076 for the three months ended June 30, 2010. Due to a change in accounting principles the company began accounting for derivatives in the current fiscal year (see Note 5 to the consolidated financial statements).

Due to the factors described above, the Company’s net loss increased by $1,754,301 from net loss of $584,783 for the nine months ended June 30, 2009 to a net loss of $2,339,084 for the same period in 2010.

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

The Company’s consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,339,084 and negative cash flows from operations of $1,210,892 for the nine months ended June 30, 2010 and had a working capital deficiency of $2,747,771 and an accumulated deficit of $23,028,124 at June 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net working capital (current assets less current liabilities) was a deficit of $2,747,771 as of June 30, 2010. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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