Form 10-K
period 2010-09-30
VALCOM, INC
filed 2011-02-08
CIK 1013453

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

Transition Report Pursuant to Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

VALCOM, INC.

(Name of small business issuer specified in its charter)

Delaware	58-1700840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2113A Gulf Boulevard, Indian Rocks Beach, Florida 33785

(Address of Principal executive offices) (Zip code)

(727) 953–9778

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

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T({section}232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]
Accelerated filer	[ ]
Non-accelerated filer	[ ]
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Revenues for year ended September 30, 2010: $

Number of shares of the registrant’s common stock outstanding as of             , 2011 was        .

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

VALCOM, INC.’S CORPORATE STRUCTURE

As of September 30, 2010, ValCom, Inc. had the following operating subsidiaries:

1.	My Family TV, LLC 100%

2.	Valencia Entertainment International 100%

Unless the context requires otherwise, the term “Company” includes ValCom, Inc., a publicly held Delaware corporation and, its subsidiaries, predecessors and affiliates whose operations or assets have been taken over by ValCom, Inc.

The Company also has a number of non-operating subsidiaries.

The Company is a diversified entertainment company and during 2009, reorganized its operations into the following five divisions:

1.	BROADCASTING

On December 15, 2008, we acquired 100% of Faith TV LLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. Upon closing, we re-branded the network and launched it as “My Family TV,” a new family focused TV network with plans to add significantly more broadcast affiliates. My Family TV is a strong family oriented network with a core established audience that broadcasts to almost 30m households on full-time and part-time basis through its extensive affiliate network. My Family TV is a network created for American families, broadcasting in 80-90 markets throughout the United States.

Since acquisition, the network has expanded by signing affiliation agreements that place My Family TV into major markets including San Francisco, Houston, Miami, Dallas, Phoenix, Detroit, Tampa, and Charlotte. My Family TV will continue this expansion in 2011 by implementing an aggressive sales and marketing plan to launch the network in additional major markets across the country.

With the acquisition of My Family TV, we now have a library of over 1,000 films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

The purchase price included 100,000 shares of convertible preferred stock valued at $9,000 based on an “as if” converted basis; 1,500,000 shares of common stock valued at $59,400 based on the Company’s quoted stock price; cash payments totaling $661,092. The total adjusted purchase price was $729,492. In September of 2009, ValCom made the final payment and now owns the television network 100% debt free.

2.	FILM AND TV PROGRAM PRODUCTION DIVISION

ValCom’s business includes television production for network and syndication programming, motion pictures, and real estate holdings. ValCom’s past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol, BET Home Shopping Network and Sullivan Studios.

ValCom has a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway), One Deadly Road and the 40 episode TV series AJ’s Time Travelers. ValCom has been commissioned to produce pilots such as Truster for Fox. It also produces development pilots itself for pitching to networks such as the New York based sitcom Fuhgedabowit and Let’s Do It Again featuring Frankie Avalon and Ultimate Driver. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co-produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

Over the last 25 years the company has been producing and acquiring movies, Television Shows and Music titles and to date, have comprised an impressive list of almost 5,000 titles and has now started to put them in the market by leasing the titles to TV networks, iTunes, On Demand while continuing to seek new media options. There has already been a major interest through some of the biggest names in the entertainment industry. ValCom also plans on remaking some of the older titles. The company is in the process of having all of its content appraised.

In 2009, ValCom produced the documentary feature film ‘Michel LeGrand is Music’. The documentary pays tribute to Michel LeGrand’s five-decade, multiple award-winning career composing many of the most memorable film and television scores and songs of all time. ValCom Inc. will premiere the documentary in a limited week-long theatrical run in New York City on September 18th at the Coliseum Theater. In addition, the documentary will premiere in Los Angeles on September 16th at the Laemmle Grand Cineplex 4. “Michel LeGrand Is Music” honors the work of the three-time Academy Award-winning French music composer, arranger, conductor and pianist Michel LeGrand. LeGrand composed more than 200 film and television scores and numerous jazz, popular and classical musical albums. He won Academy Awards for Best Music, Original Song for “The Windmills of Your Mind” from “The Thomas Crown Affair” (1969), Best Music, Original Dramatic Score for “Summer of ‘42”(1971) and Best Music, Original Song for Barbra Streisand Movie “Yentl” (1983). Academy Award-winning actor Jon Voight narrates the documentary.

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

ValCom produced a live theatre event based on Michel LeGrand and his music which debuted March 2010 at the MGM Grand, Las Vegas and featured a line-up of major international recording stars such as Sting, George Benson, Melissa Manchester, Dion Warwick, Frank Sinatra Jr, Patti Page and Jerry Lewis. The show was also shot for Television and licensed to PBS for two years for a $200,000 fee.

4.	DISTRIBUTION

ValCom, through Valencia Entertainment International operates a complete distribution and syndication service to producers and thus acquires content for its networks at little or no cost with its ability to guarantee TV broadcast and provide a launch for further home entertainment distribution on DVD and on-demand channels through it other relationships. ValCom also has the opportunity to co-produce film and TV programs by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and then be able to acquire distribution rights for these productions.

ValCom owns a substantial library of television content with over 1000 films and it also acquires third party film and TV programming which it distributes through Valencia Entertainment International. ValCom’s extensive library also contains 5000 music titles, with some of the original records of the Platters, Elvis and Ike and Tina Turner.

Valencia Entertainment was once a very successful distributor of ValCom’s content of Movies and Television shows. In its first years of selling the content, it sold millions of dollars in licensing fees. ValCom has determined that the time is right to take the product out to the market this year and relive the success story of selling its content that is now starting to be utilized on its TV Network, My Family TV. The Company just finished its first of many tradeshows and seems to have had a great response at NATPE this year in Miami, FL and has already put out several proposals.

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

In 2009, ValCom pioneered the process of live event auctions covering a wide range of events for TV broadcast and live webcast. Combining the expertise in TV production, live event promotion and now as the owner of a broadcast TV network, the opportunity offers a synergistic approach to such events. In 2008 and 2009, ValCom produced a wide range live TV and webcast events including:

1.	The Hilton ‘Make a Wish Foundation’ broadcast live from Barron Hilton’s mansion in Beverly Hills in December 2008;

2.	The Universal Studios ‘Battlestar Galactica’ prop and memorabilia auction by live web-cast in 2009 over a number of days from the Pasadena Convention Centre;

3.	The Grammy Awards ‘Music Cares’ auction as part of the 2009 Grammy Awards.

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

The background to the bankruptcy was that ValCom had initiated suit against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus. ValCom appealed, contending that there were triable issues as to whether: (1) ValCom suffered damages; (2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3)Chicago Title breached its duties as the foreclosure trustee.

Additionally, at the time that the trial court granted Summary Judgment against ValCom, the trial court awarded costs and attorney fees of $562,127.30, and ValCom argued in its appeal that Chicago Title was not entitled to attorney fees, and the attorney fees awarded to Laurus were excessive.

Prior to the filing of the Chapter 11 bankruptcy, ValCom attempted to obtain a stay against enforcement of the attorney fees and costs judgment awarded to Chicago Title and Laurus pending appeal. ValCom was unable to prove to the trial court’s satisfaction that the value of ValCom’s assets was sufficient to protect Chicago Title and Laurus’ judgment. The Court denied ValCom’s attempt to use its property in lieu of a cash bond, and threatened with enforcement of the judgment, ValCom had no choice but to file for the protection of the bankruptcy court.

ValCom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, subsequent to the Debtor’s status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of ValCom, Inc. ValCom has reasserted its claim against Laurus and Chicago Title for money damages based upon a foreclosure conducted by them. The case is set for trial on April 6, 2009. No action or claim has been asserted against ValCom by these defendants.

On March 24, 2009, ValCom and Laurus Master Fund, Ltd, and Chicago Title Company entered into a Settlement Agreement whereby ValCom resolved it’s previously asserted claims against Laurus and Chicago Title. Pursuant to the terms of the Agreement, Laurus agrees to pay the Company five hundred and fifty thousand dollars ($550,000) which was received by the Company attorney on March 30, 2009. Within ten calendar days after the Company receives payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title. This settlement is reflected as ‘Other Income’ with full accrual made for legal costs relating to the settlement.

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

On August 1, 2008, ValCom signed a letter of intent to acquire 100% of Faith TVLLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. On December 15, 2008, ValCom closed the agreement for the 100% purchase of Faith TV and has rebranded the network and launched it as “My Family TV”, a new family focused TV network with plans to add significantly more broadcast affiliates.

In December 2008, ValCom signed a production and distribution agreement with XFC, the mixed martial arts promoter for the editing and world-wide distribution of 13 one hour shows featuring live events promoted by XFC.

THE COMPANY’S COMPETITIVE POSITION

The Company’s operations are in competition with all aspects of the entertainment industry, locally, nationally and worldwide.

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

On December 15, 2008, we acquired 100% of Faith TV LLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. Upon closing, we re-branded the network and launched it as “My Family TV,” a new family focused TV network with plans to add significantly more broadcast affiliates. My Family TV is a strong family oriented network with a core established audience that broadcasts to almost 30m households on full-time and part-time basis through its extensive affiliate network. My Family TV is a network created for American families, broadcasting in 80-90 markets throughout the United States.

Since acquisition, the network has expanded by signing affiliation agreements that place My Family TV into major markets including San Francisco, Houston, Miami, Dallas, Phoenix, Detroit, Tampa, and Charlotte. My Family TV will continue this expansion in 2011 by implementing an aggressive sales and marketing plan to launch the network in additional major markets across the country.

With the acquisition of My Family TV, we now have a library of over 1,000 films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

The purchase price included 100,000 shares of convertible preferred stock valued at $9,000 based on an “as if” converted basis; 1,500,000 shares of common stock valued at $59,400 based on the Company’s quoted stock price; cash payments totaling $661,092. The total adjusted purchase price was $729,492. In September of 2009, ValCom made the final payment and now owns the television network 100% debt free.

INTERACTIVE TECHNOLOGY

The Company has experience in the interactive communications and entertainment fields, which brings together elements of the TV and telecom industry. During the year, ValCom facilities produced major live interactive TV shows and reality TV based games shows including such shows as BET’s ‘Take the Cake’ which was broadcast live 5 night a week from the studios Burbank facility. It has created and broadcast interactive national and international television programs using state-of-the-art computer technology, satellite communications, and advanced telecommunications systems. The Company’s management believes that its experience in developing and delivering interactive television programs, will enhances its ability to launch new entertainment and information programs based on comparable resources.

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

“HANGIN WITH THE BOYZ”:

International Class 25 (Clothing) and 41 (Production and distribution of television game shows) application filed on March 1, 2000, Serial NO.75/932,583,

“WHO CAN YOU TRUST?”

Mark granted March 9, 1999 for 20 years International Class 41 (production and distribution of television game shows) serial NO.75/485225,

“FUHGEDABOWDIT”:

International Class 41 (production and distribution of television game shows) Serial NO. 75/784,763 application filed on August 26, 1999.

“ULTIMATE DRIVER”:

The Company applied for registration of copyright of “Ultimate Driver” in October, 2002.

“FINAL ROUND” FIGHT FILM: registered under the Writer’s Guild of America (WGA).

The Company applied for registration of copyright of “The Final Round-The Gabriel Ruelas Story” on December 2, 2000.

The Company obtained an assignment to a copyright for “The Works,” copyright registrations for Globalot Bingo and derivatives: Number PAU 855-931 (June 10,1986); Number Pau 847-876 (March 11, 1986); Number PAU 788-031 (September 19,1985); Number PAU 927-410 (November 4, 1986); Number PA 370-721 (February 9,1988); Number PA 516-494 (January 17, 1991); Number PA 533-697 (January 17,1991); from Satellite Bingo, Inc. to SBI Communications, Inc., dated September 14, 1993.

The Company applied for registration of copyright of “The Final Round-The Gabriel Ruelas Story” on December 2, 2000. The Company obtained an assignment of copyright of “The Life”, Txu 744-678 June 12, 1996. The Company obtained a copyright by assignment of “PCH” Pau 2-040-426 September 12, 1995.

HEADLIGHTS AND TAILPIPES

Live Theater Show Debut and Stardust Casino: Broadcast, merchandise and food/beverages.

SIN CITY RECORDS

Record Studio, Record Label, publishing, music, television, films and merchandise

MOTOWN PARTNERS, LLC

Live Theatre, Production Revenue and Concerts

EMPLOYEES

As of September 30, 2010, the Company had 9 full-time employees, including one officer and three professional staff. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe our employee relations are very good.

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

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker-dealers to:

•	Make a suitability determination prior to selling a penny stock to the purchaser;

•	Receive the purchaser’s written consent to the transaction; and

•	Provide certain written disclosures to the purchaser.

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

CHANGES IN TECHNOLOGY MAY REDUCE THE DEMAND FOR THE PRODUCTS OR SERVICES WE MAYOFFER FOLLOWING A BUSINESS COMBINATION.

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

IF OUR PRODUCTS OR SERVICES THAT WE MARKET AND SELL ARE NOT ACCEPTED BY THEPUBLIC, OUR PROFITS MAY DECLINE.

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

IF OUR REAL ESTATE WE SELL BY LIVE TV AUCTION OR BY DIRECT SALE IS NOT ACCEPTED BY THE MARKET OR CARRIES ANY RESIDUAL LIABILITY, THIS MAY HAVE AN ADVERSEEFFECT ON OUR PROFITS.

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

ITEM 3 — LEGAL PROCEEDINGS

Any significant legal action involving the Company during the financial year and ongoing is set out below. The company also pursues legal action where appropriate in the normal course of business such as for the collection of receivables or in the defense of frivolous claims on the company.

The Company filed suit against AAN (America’s Auction Network) and Jeremiah Hartman for Breach of Agreement pertaining to Real Estate Auctions. In the first quarter, the Company advertised and introduced AAN to a third party bank the foreclosed homes and jointly marked them for three successful auctions and was to be reimbursed for advertising and expenses and 25% of the profits. No trial date has been set as of yet.

In March 2010 Mr. Powers was terminated for cause. Mr. Powers took the company to arbitration. In the first quarter of 2011, the Arbitrator ruled that the Company was to pay 1/3 of Mr. Powers’ contract. The Company is making arrangements to pay the Arbitrator’s award. Mr. Powers resigned as aboard member two weeks after his termination.

The Company filed suit in January 2011 against Chameleon Communications and Frankie “Buddy” Winsett for non payment of 14 months of rent, six months of employee payroll and 10% ownership in the studio in which ValCom managed, besides other expenses. No trail date has been set as of yet.

CHAPTER 11 BANKRUPTCY

During August 2008, the Company emerged from bankruptcy following approval of a plan of re-organization by the United States Bankruptcy Court, Central District of California on August 5, 2008 and during 2008 and 2009 completed the approved plan of re-organization.

ValCom had filed a voluntary chapter 11 bankruptcy petition on July 14, 2007 and obtained the status of Debtor in Possession. ValCom had initiated a suit against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, the trial court entered summary judgment in favor of Chicago Title and Laurus. ValCom appealed, contending that there were triable issues as to whether: (1) ValCom suffered damages;(2)Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h; and (3) Chicago Title breached its duties as the foreclosure trustee.

Additionally, at the time that the trial court granted Summary Judgment against ValCom, the trial court awarded costs and attorney fees of $562,127.30, and ValCom argued in its appeal that Chicago Title was not entitled to attorney fees, and that the attorney fees awarded to Laurus were excessive.

Prior to the filing of the Chapter 11 bankruptcy, ValCom attempted to obtain a stay against enforcement of the attorney fees and costs judgment awarded to Chicago Title and Laurus pending appeal. ValCom was unable to prove to the trial court’s satisfaction that the value of ValCom’s assets was sufficient to protect Chicago Title and Laurus’ judgment. The Court denied ValCom’s attempt to use its property in lieu of a cash bond, and threatened with enforcement of the judgment, ValCom had no choice but to file for the protection of the bankruptcy court.

ValCom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, subsequent to the Debtor’s status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of ValCom, Inc.

LAURUS MASTER FUND AND CHICAGO TITLE

ValCom had initiated an action against Chicago Title and The Laurus Master Fund in October 2005 because it claimed that Laurus and Chicago Title had retained the $500,000 overage arising out of the proceeding in 2003/4. Subsequently, thetrial court entered summary judgment in favor of Chicago Title and Laurus. ValCom appealed, contending that there were triable issues as to whether: (1) ValCom suffered damages;(2) Chicago Title and Laurus violated Civil Code sections 2924K, 2924d, and 2924h;and (3)Chicago Title breached its duties as the foreclosure trustee. Additionally, at the time that the trial court granted Summary Judgment against ValCom, the trial court awarded costs and attorney fees of $562,127.30, and ValCom argued in its appeal that Chicago Title was not entitled to attorney fees, and that the attorney fees awarded to Laurus were excessive.

ValCom, through appeals counsel, filed an appeal, and oral argument on the appeal occurred December 17, 2007. On February 13, 2008, subsequent to the Debtor’s status conference in bankruptcy court, the Court of Appeals for the Second Appellate District, Division Two, case number B193714, ruled in favor of ValCom Inc.

ValCom has reasserted its claim against Laurus and Chicago Title for money damages based upon a foreclosure conducted by them. The case is set for trial on April 6, 2009. No action or claim has been asserted against ValCom by these defendants.

On March 24, 2009, ValCom and Laurus Master Fund, Ltd, a company organized under the laws of the Cayman Islands and Chicago Title Company, a California Corporation entered into a Settlement Agreement whereby ValCom resolved its previously asserted claims against Laurus and Chicago Title. Pursuant to the terms of the Agreement, Laurus agrees to pay the Company five hundred and fifty thousand dollars ($550,000) which was received by the Company’s attorney on March 30th. Within ten calendar days after the Company receives payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title. This settlement is reflected as ‘Other Income’ with full accrual made for legal costs relating to the settlement.

VALCOM, INC. V. TTL PRODUCTIONS, INC., TROY LINGER, CHRIS LENTO DBA BRENTWOOD MAGAZINE

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY.

The Company’s common stock is traded on the NASD Over-the-Counter Electronic Bulletin Board under the symbol VLCO upon the effectuation of a one-for-twenty reverse stock split on December 11, 2006. The Company’s common stock was previously traded on the NASD Over-the-Counter Electronic Bulletin Board under the symbol VACM. The Company’s trading symbol on the Frankfurt XETRA is “VAM” and its security code is #940589.

The following table sets forth in United States dollars the high and low bid and ask quotations for the Company’s common stock for each quarter within the last two fiscal years. Such bid and ask quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions. The source of the following information is the NASD Over-the-Counter Electronic Bulletin Board.

COMMON STOCK

Year to September 30 2010	Low	High
First Quarter	$	$
Second Quarter	$	$
Third Quarter	$	$
Fourth Quarter	$	$

Year to September 30 2008
First Quarter	$	$
Second Quarter	$	$
Third Quarter	$	$
Fourth Quarter	$	$

Year to September 30 2007
First Quarter	$	$
Second Quarter	$	$
Third Quarter	$	$
Fourth Quarter

Year to September 2006
First Quarter	$	$
Second Quarter	$	$
Third Quarter	$	$
Fourth Quarter	$	$

Prices quoted reflect a one share-for-twenty reverse split effective on February 1, 1993, a two share-for-one forward split effective on August 14, 2000, a one share-for-ten reverse split effective on September 27, 2001 and a one-for-twenty reverse split effective on December 11, 2006.

As of September 30, 2010, we had        shares of common stock outstanding, with approximately        million shares in the public float and approximately        shareholders of record.

DIVIDENDS

There have been no cash dividends declared or paid since the inception of the Company. Continental Stock Transfer & Trust Company, 17 Battery Place; New York, New York 10004, acts as transfer agent and registrar for the Company’s common and preferred stock.

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

PREFERRED STOCK

At September 30, 2009, the Company had three series of convertible preferred stock: B, C and D. Series B Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for five basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a one for one basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. Series D Preferred Stock has no voting rights, no dividends and can be converted at any time to common stock on a one for one basis. In the event of any liquidation, the holder of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share. With respect to rights on liquidation, Series B, C and D Preferred Stock shall rank senior to the common stock but Series C Preferred Stock shall be senior to both Series B and D Preferred Stock while Series D Preferred Stock shall be junior to both Series Band C Preferred Stock. The Board of Directors has not declared any dividends for any of the series of convertible preferred stock.

EQUITY COMPENSATION PLAN

The Company has a 2004 Employee Stock Compensation Plan (the “ESCP”) to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 10, 2004. A total of 2,000,000 shares of common stock were registered for issuance under the ESCP on Form S-8 registration statement filed December 30, 2003. Pursuant to the ESCP, the Compensation Committee or the Board of Directors may award registered shares of the Company’s common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than fair market value on the date of grant. During the fiscal year ended September 30, 2004, the Company issued an aggregate of 1,000,000 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP for services rendered.

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended September 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION.

PLAN CATEGORY	NUMBER OF SECURITIES REMAINING AVAILABLE PLANS FOR FUTURE ISSUANCE UNDER EQUITY PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (C)
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS
TOTAL	Nil	Nil	Nil

RECENT ISSUANCES OF UNREGISTERED SECURITIES

(A)	COMMON STOCK

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

INTRODUCTION

PLAN OF OPERATION

As of September 30, 2010, ValCom, Inc’s operations were comprised of the following activities:

1.	BROADCASTING

On August 1, 2008, ValCom signed a letter of intent to acquire 100% of Faith TVLLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. On December 15, 2008, ValCom closed the agreement for the 100% purchase of Faith TV and has re-branded the network and launched it as “My Family TV”, a new family focused TV network with plans to add significantly more broadcast affiliates. My Family TV is a strong family oriented network with a core established audience and broadcasts to over 50 million households on full-time and part-time through its extensive affiliate network. My Family TV is a new network created for American families, broadcasting over 80 movies per month and in July 2009 launched Kid Mango, a daily 3 hour kids block in a venture with Porchlight Entertainment which is carried on Sky Angel, iLife and on the ION digital channel and featuring major kids programs including Emmy Award winning titles such as Jakkers, Jay Jay theJet Plane and Denis the Menace.

With the acquisition of My Family TV, ValCom now has a library of over 1,000films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

Through our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC, a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. ValCom has not realized significant revenues from this joint venture to date.

On December 15, 2008, we acquired 100% of Faith TV LLC, a Christian TV network operating through 65 television broadcast affiliates and through IPTV & LPTV networks. Upon closing, we re-branded the network and launched it as “My Family TV,” a new family focused TV network with plans to add significantly more broadcast affiliates. My Family TV is a strong family oriented network with a core established audience that broadcasts to almost 30m households on full-time and part-time basis through its extensive affiliate network. My Family TV is a network created for American families, broadcasting in 80-90 markets throughout the United States.

Since acquisition, the network has expanded by signing affiliation agreements that place My Family TV into major markets including San Francisco, Houston, Miami, Dallas, Phoenix, Detroit, Tampa, and Charlotte. My Family TV will continue this expansion in 2011 by implementing an aggressive sales and marketing plan to launch the network in additional major markets across the country.

With the acquisition of My Family TV, we now have a library of over 1,000 films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

The purchase price included 100,000 shares of convertible preferred stock valued at $9,000 based on an “as if” converted basis; 1,500,000 shares of common stock valued at $59,400 based on the Company’s quoted stock price; cash payments totaling $661,092. The total adjusted purchase price was $729,492. In September of 2009, ValCom made the final payment and now owns the television network 100% debt free.

2.	FILM AND TV PROGRAM PRODUCTION DIVISION

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

Over the last 25 years the company has been producing and acquiring movies, Television Shows and Music titles and to date, have comprised an impressive list of almost 5,000 titles and has now started to put them in the market by leasing the titles to TV networks, iTunes, On Demand while continuing to seek new media options. There has already been a major interest through some of the biggest names in the entertainment industry. ValCom also plans on remaking some of the older titles. The company is in the process of having all of its content appraised.

October 1, 2003, we formed New Zoo Revue LLC pursuant to a joint venture agreement with O Atlas Enterprises Inc., a California corporation. New Zoo Revue, LLC was formed for the development and production of “New Zoo Revue” a feature film and television series and marketing of existing episodes. The company did not proceed with the production of the new feature film or series but in 2004, it did complete a distribution agreement for the DVD with BCI Eclipse for 183 episodes of the New Zoo Revue library. ValCom has not realized significant revenues from animation to date.

In 2009, ValCom produced the documentary feature film ‘Michel LeGrand is Music’. The documentary pays tribute to Michel LeGrand’s five-decade, multiple award-winning career composing many of the most memorable film and television scores and songs of all time. ValCom Inc. will premiere the documentary in a limited week-long theatrical run in New York City on September 18th at the Coliseum Theater. In addition, the documentary will premiere in Los Angeles on September 16th at the Laemmle Grand Cineplex 4. “Michel LeGrand Is Music” honors the work of the three-time Academy Award-winning French music composer, arranger, conductor and pianist Michel LeGrand. LeGrand composed more than 200 film and television scores and numerous jazz, popular and classical musical albums. He won Academy Awards for Best Music, Original Song for “The Windmills of Your Mind” from “The Thomas Crown Affair” (1969), Best Music, Original Dramatic Score for “Summer of ‘42” (1971) and Best Music, Original Song for Barbra Streisand Movie “Yentl” (1983). Academy Award-winning actor Jon Voight narrates the documentary.

3.	LIVE THEATRE AND EVENT DIVISION

ValCom has a live theatre division responsible for bringing live shows and events to fruition. In 2006, ValCom produced a theater production called ‘Headlights and Tailpipes’ which was unveiled at the Las Vegas Stardust hotel and ran until July 2006. Other events produced included the 2006 Superbowl pre-game Rap Bowl Event featuring Young Jeezy, Academy Award winner Ludacris, Juvenile and Juelz Santana.

ValCom produced a live theatre event based on Michel LeGrand and his music scheduled which debuted March 2010 at the MGM Grand, Las Vegas and featuring a line-up of major international recording stars such as Sting, George Benson, Melissa Manchester, Dion Warwick, Frank Sinatra Jr, Patti Page and Jerry Lewis. The show was also shot for Television and licensed to PBS for two years for a $200,000 fee.

4.	DISTRIBUTION

ValCom, through Valencia Entertainment International operates a complete distribution and syndication service to producers and thus acquire content for its networks at little or no cost with its ability to guarantee TV broadcast and provide a launch for further home entertainment distribution on DVD and on-demand channels through it other relationships. ValCom also has the opportunity to co-produce film and TV programs by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and then be able to acquire distribution rights for these productions.

ValCom owns a substantial library of television content with over 1000 films and it also acquires third party film and TV programming which it distributes through Valencia Entertainment International.

Valencia Entertainment was once a very successful distributor of ValCom’s content of Movies and Television shows. In its first years of selling the content, it sold millions of dollars in licensing fees. ValCom has determined that the time is right to take the product out to the market this year and relive the success story of selling its content that is now starting to be utilized on its TV Network, My Family TV. The Company just finished its first of many tradeshows and seems to have had a great response at NATPE this year in Miami, FL and has already put out several proposals.

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

In 2009, ValCom pioneered the process of live event auctions covering a wide range of events for TV broadcast and live webcast. Combining the expertise in TV production, live event promotion and now as the owner of a broadcast TV network, the opportunity offers a synergistic approach to such events. In 2008and 2009, ValCom produced a wide range live TV and webcast events including:

1.  The Hilton ‘Make a Wish Foundation’ broadcast live from the Hilton mansion in Beverly Hills in December 2008

2.  The Universal Studios ‘Battlestar Galactica’ prop and memorabilia auction by live web-cast in 2009 over a number of days from the Pasadena Convention Centre

3.  The Grammy Awards ‘Music Cares’ auction as part of the 2009 Grammy Awards

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2009

Revenues for the year ended September 30, 2010 decreased by $        or    % from $        for the year ended September 30, 2009 to $        for the same period in 2009. The decrease in revenue was principally due to reduced production activity.

Production costs for the year ended September 30, 2010 increased by $        or    % to $        for the year ended September 30, 2010 compared to $        for the same period in 2009. The increase in production costs was principally due to additional direct production costs.

Advertising and marketing costs for the year ended September 30, 2010 decreased by $        or    % to $        compared to $        for the year ended September 30, 2009. The decrease was due principally to decreased promotion spend.

Depreciation and amortization expense for the year ended September 30, 2010 increased by $        or    % from $        for the year ended September 30, 2009 to $        for the same period in 2009. The increase was primarily due to additional assets from the acquisition of Faith TV.

General and administrative expenses for the year ended September 30, 2010 increased by $        or    % to $        for the year ended September 30, 2010 from $        for the same period in 2009. The decrease was due principally to increased costs from the acquisition of subsidiaries.

Interest expense for the year ended September 30, 2010 increased by $        or    % from $        for the year ended September 30, 2010 to $        for the same period in 2009. The decrease was due principally to reduction in interest bearing loan notes.

Due to the factors described above, the Company’s net loss increased by $        or    % from a net loss of $        for the year ended September 30, 2009 to a loss of $        for the year ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has a net loss of $        and a negative cash flow from operations of $        for the year ended September 30, 2010, and an accumulated deficit of $        at September 30, 2010.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Cash totaled $        on September 30, 2010, compared to $        at September 30, 2009. During the fiscal year 2010, net cash used by operating activities totaled $        compared to $        for the year ended September 30, 2009. A significant portion of operating activities included payments for accounting and legal fees, consulting fees, salaries, and rent. Net cash increase by financing activities for fiscal year 2010 totaled $       . Net cash used by investing activities during fiscal year 2010 totaled $        with the purchase of subsidiaries and fixed assets.

The above cash flow activities yielded a net cash increase of $        during fiscal year 2010 compared to a net cash increase of $        during the year ended September 30, 2009.

There can be no assurance that the Company will be able to raise capital on terms acceptable to the Company, if at all. The total shareholders’ equity deficit increased to $        in fiscal year 2010. Additional paid in capital increased by $        in fiscal year ended September 30, 2010.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

During the last fiscal year, the Company financed its operations with cash from its operating activities and private offerings of its securities to directors of the Company. On September 15, 2008, the Company converted $1,669,729 in debt by issuing 1,669,729 shares of Series C Preferred Stock.

The Company anticipates that its stock issuances and projected positive cash flow from operations collectively will generate sufficient funds for the Company’s operations for the next 12 months. If the Company’s existing cash combined with cash from operating activities is not adequate to finance the Company’s operations during the next 12 months, the Company will consider one or more of the following options: (1) issuing equity securities in exchange for services, (2) selling additional equity or debt securities or (3) reducing the number of its employees and reducing its operating costs.

FUTURE FUNDING REQUIREMENTS

The Company’s capital requirements have been and will continue to be significant. The Company’s adequacy of available funds during the next fiscal year and thereafter will depend on many factors, including whether the Company will be able to: (1) retain its existing tenants (2) rent its production equipment and personnel profitably, (3) develop additional distribution channels for its programming. Assuming funds are available, during the next fiscal year, the Company expects to spend approximately $1,000,000 for the Television Network, equipment and growth.

There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company’s existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The Company’s failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Accountant’s Compilation Report

Board of Directors and Stockholders
Valcom, Inc.

We have compiled the accompanying consolidated balance sheets of Valcom, Inc. as of September 30, 2010, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America and for designing, implementing, and maintaining internal control relevant to the preparation and fair presentation of the financial statements.

Our responsibility is to conduct the compilation in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. The objective of a compilation is to assist management in presenting financial information in the form of financial statements without undertaking to obtain or provide any assurance that there are no material modifications that should be made to the financial statements.

Labrozzi & Co., PA
Miami, Florida
February 7, 2011

VALCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	September 30, 2009
		(Restated)
ASSETS
Cash	$18,318	$133,309
Accounts receivable, net	413,635	393,109
Audio and film library royalties receivable	2,000,000	—
Due from New Zoo Review	20.898	20,898
Film costs, net of accumulated amortization	965,304	—
Deferred credits — PTL Productions	200,000	200,000
Property, equipment, net of accumulated depreciation	2,544,812	2,574,858
Audio and film library	1,653,495	1,653,495
TOTAL ASSETS	$7,816,462	$4,975,669

LIABILITIES AND RETAINED EARNINGS
Accounts payable	$688,116	$614,409
Accrued expenses	70,672	8,672
Due to Foster	1,500	1,500
Due to Sin City	35,000	35,000
Deferred revenue—royalties	2,000,000	—
Due to related parties	681,000	2,400
Notes payable	912,990	1,135,772
Total Liabilities	4,389,278 ,	1,797,753

RETAINED EARNINGS
Series B preferred stock, 1,000,000 shares authorized, $0.001 par value, 38,000 shares issued and outstanding	38	38
Series C preferred stock, 25,000,000 shares authorized, $0.001 par value, 18,691,395 shares issued and outstanding	18,691	18,691
Common stock, 250,000,000 shares authorized, $0.001 par value, 50,138,158 and 39,064,158 shares issued and outstanding, respectively	50,138	39,064
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	16,136,533	14,930,310
Accumulated deficit	(12,754,694)	(11,786,665)
Total Retained Earnings	3,427,184	3,177,916
TOTAL LIABILITIES AND RETAINED EARNINGS	$7,816,462	$4,975,669

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	September 30, 2010	September 30, 2009
		(Restated)
Revenue
Advertising	$136,457	$84,828
Programming	1,179,239	317,549
Royalties	500,000	—
Auction	12,124	93,750
Studio rental	60,650	436,645
Miscellaneous	18,840	877,724

Total revenue	1,907,310	1,810,496
Expenses
Bad debt	600	120,058
Depreciation and amortization	145,880	87,965
General and administrative	2,699,072	2,423,048

Total expenses	2,845,552	2,631,071

Loss before other income (expense)	(938,242)	(820,575)

Other income (expense)

Interest income	1,620	340
Interest expense	(31,407)	(23,601)
Other expenses	—	(242,518)
Laurus Master Fund settlement	—	556,000

Total other income (expense)	(29,787)	290,221

Net loss	$(968,029)	$(530,354)

Weighted average shares outstanding — basic and diluted	41,612,121	28,320,129

LOSS PER SHARE — basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)
September 30, 2010

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Retained Earnings
Balances, September 30, 2009 (Restated)	38,000	$38	18,691,395	$18,691	39,064,158	$39,064	$(23,522)	$14,930,310	$(11,786,665)	$3,177,916
Cumulative effect of change in accounting principle — October 1, 2009 reclassification of embedded feature of equity-linked financial instruments to derivative liabilities	—	—	—	—	—	—	—	(475,533)	—	(475,533)
Stock-based compensation	—	—	—	—	9,454,000	9,454	—	449,892	—	459,346
Sale of common stock	—	—	—	—	1,520,000	1,520	—	99,430	—	100,950
Debt discount due to profit interest given with debt	—	—	—	—	—	—	—	825,000	—	825,000
Stock issued for accounts payable	—	—	—	—	100,000	100	—	3,700	—	3,800
Sale of discontinued operations to related party	—	—	—	—	—	—	—	303,734	—	303,734
Net Loss	—	—	—	—	—	—	—	—	(968,029)	(968,029)
Balances, June 30, 2010	38,000	$38	18,691,395	$18,691	50,138,158	$50,138	$(23,522)	$16,136,533	$(12,754,694)	$3,427,184

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(968,029)	$(530,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	499,175	190,749
Depreciation and amortization expense	145,880	87,965
Amortization of debt discounts	439,792	—
Gain on extinguishment of liabilities	(2,200)	(12,212)
Changes in operating assets and liabilities:
Accounts receivable	(20,526)	(229,873)
Royalties receivable	(2,000,000)	—
Deferred costs	—	(102,500)
Film costs	(965,304)	—
Accounts payable and accrued expenses	135,707	175,175
Deferred revenue	2,000,000	—
Due to related parties	678,600	—
Net cash used in continuing operations	(56,905)	(421,050)
Net cash provided by discontinued operations	18,746	—

Net Cash Used In Operating Activities	(38,159)	(421,050)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(616,278)
Increase (decrease) in restricted cash	—	(264,352)

Net Cash Used in Investing Activities	—	(880,630)

FINANCING ACTIVITIES
Proceeds from sale of common stock	100,950	584,212
Proceeds (payments) on notes payable	(222,782)	551,267
Proceeds from related party debt	45,000	213,094

Net Cash Provided by Financing Activities	76,832	1,348,573

NET INCREASE (DECREASE) IN CASH	(114,991)	46,893
CASH AT BEGINNING OF YEAR	133,309	86,416

CASH AT END OF YEAR	$18,318	$133,309

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—
Income taxes	—	—

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

ValCom, Inc and its subsidiaries’ (collectively the “Company”) businesses include television production for network and syndication programming, motion pictures, and real estate holdings, however, revenue is primarily generated through the lease of the sound stages and production, a TV network and live event broadcasting including real estate auctions. The Company’s past and present clients include movie studios and television networks. In addition to leasing its sound stages, the Company also has a library of television content for worldwide distribution and acquired a further library of film and television series with the acquisition of Faith TV (now renamed My Family TV) during the year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This summary of significant accounting policies of the Company is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Valcom, Inc. and two wholly-owned subsidiaries, Valencia Entertainment, Inc. (VEI), which was acquired effective February 2001, and Faith TV, LLC (now renamed My Family TV) which was acquired in December 2008. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. The Company has no equity affiliates as of September 30, 2010.

Fair Value Measurements and Disclosures

ASC820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the Full term of the financial instruments.

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC740 “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company adopted the accounting standard for uncertainty in income taxes which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

Shared Based Compensation

The Company accounts for stock options in accordance with FASB ASC 718, “Share-Based Payment” and FASB ASC 505-50, “Equity-Equity-Based Payments to Non-Employees.”

Revenue Recognition

Revenue from the sales or licensing of films is recognized upon meeting all recognition requirements of Accounting Standard Codification 926, Entertainment — Films (“ASC 926”) (formerly Statement of Position 00-2). These requirements are a) persuasive evidence of a sale or licensing arrangement with a customer exists, b) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery, c) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, d) the arrangement fee is fixed or determinable, and e) collection of the arrangement fee is reasonably assured.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

The Company places its cash and cash equivalents with major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation (“FDIC”).

Accounts Receivable

Accounts receivable represent customer obligations due under contractual obligations where the conditions stated above in respect of revenue recognition have been fulfilled and where the customer has been invoiced for the amount payable.

The Company evaluates accounts receivable where it believes that there may be a possibility that the license agreement concerned may be at risk of being cancelled in the future. In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.

If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount. There was no allowance for doubtful accounts at September 30, 2010.

Property and Equipment

Property and equipment is recorded at historical cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in income. The costs of normal maintenance and repairs are charged to expense when incurred.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. There was no impairment recorded at September 30, 2010.

Film Costs

Film costs are capitalized in accordance with ASC 926. Film costs represent capitalized costs for the production of films and other entertainment projects. These costs will be amortized when the films that the Company is producing meet all the requirements listed in ASC 926 and the Company is recognizing revenues for the Films.

Film costs are amortized in the same proportion that the current revenue bears to the estimated remaining unrecognized revenue as of the beginning of the current year. Revenue and cost forecasts are periodically reviewed by management and revised when warranted.

The carrying value of the film costs are periodically reviewed for impairment. If events or changes in circumstance indicate that the fair value of the capitalized costs on a specific film are less than their carrying value, an impairment charge is recognized in the amount by which the unamortized costs exceed the project’s fair value. No impairment charge was recognized for the year ended September 30, 2010.

Development Costs

Development costs are capitalized costs related to projects not in production. If the project is greenlit, the costs are reclassified as Film Costs. The Company evaluates on a monthly basis, all projects in development. If the Company decides to abandon any project, an expense for the costs incurred to date will be included in the Company’s consolidated statements of operations. There were no development costs as of September 30, 2010.

Marketing Costs

The Company expenses distribution and marketing costs as incurred. Distribution and Marketing costs for the year ended September 30, 2010 and 2009 totaled $136,457 and $84,828, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amount of revenues and expenses during the reporting year. Actual results may differ from those estimates.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September, 30
	2010	Life (in years)
Studio equipment and computers	$1,078,350	$3
Film video equipment	1,750,913	3
Office equipment	43,121	3
Subtotal	2,872,384
Less: accumulated depreciation and amortization	(327,572)
Property and equipment, net	$2,544,812

Depreciation and amortization expense related to property and equipment was $145,880 and $87,965for the fiscal year ended September 30, 2010.

NOTE 4. FILM COSTS

The Company has completed a documentary on Michael Legrand. The documentary was released in March of 2010.

Film costs at September 30, 2010 consist of the following:

Documentary in release	$996,562
Accumulated amortization	$(31,258)
Film costs, net	$965,304

Based on the Company’s estimates of projected gross revenues as of September 30, 2010, the Company expects approximately 80% of completed films, net of accumulated amortization, will be amortized during the next three years.

NOTE 5. NOTES PAYABLE

The Company has entered into note agreements with various individual lenders to fund a concert by Michel Legrand (the Concert). The notes earn 0% interest and are collateralized by a 2.5% of the outstanding shares of Valencia for every $25,000 borrowed. In addition, for every $25,000 borrowed, the note holder receives 2.5% of the net profits of the Concert (after all costs related to the Concert are recovered). As of September 30, 2010, the balance owed lenders was $912,990.

NOTE 6. CONVERTIBLE NOTES

On January 6, 2009, we entered into a convertible note agreement. The terms of the note are as follows: principal amount $100,000; annual interest rate of 10%; maturity date of January 6, 2011. The note is convertible into common shares at a rate of $0.10. In connection with the note, we issued 1,000,000 warrants with an exercise price of $0.20. These warrants, which vested immediately, were valued using the Black Scholes Option Pricing Model.

NOTE 7. AUDIO AND FILM LIBRARY

The Company holds a library of video productions for exploitation and broadcast which are carried at cost of $1,635,495.

According to an appraisal being conducted subsequent to September 30, 2010, the “VideoLibrary will have a certified value of no less than $6,900,000 for the copyrights and digital formatting. A higher of value of 19,020,000 can be expected based on the potential income that can be generated over the next 7 years...In addition to valuing the Video Library we have started compiling the information necessary for a valuation of the Audio Library which consists of Master Tapes, Demo Tapes, Misc. Tapes as well as copyrights to most of the works along with copyrights on over 800 song titles. This appraisal will take a great deal of work to sort through all the material available but we have already identified well over $2,500,000 in royalties that have not been paid over the last 19 years on a few of the artists in the library. This does not include the copyrights on both published and non-published works.

This appraisal will in the opinion of the appraisers far exceed the value of the Video Library by as much as 3 or 4 times in value”.

NOTE 8. INCOME TAXES

No provision for Federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2010. At September 30, 2010, the Company had approximately $21,991,285 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards expire beginning in 2011.

Deferred tax assets at September 30, 2010 consist primarily of the tax effect of net operating loss carry-forwards, which amounted to approximately $7,115,059. Other deferred tax assets and liabilities are not significant. We provided a full valuation allowance on the deferred tax assets at September 30, 2010 to reduce such deferred income tax assets to zero, as we believe that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statement of Operations:

	September 30, 2010	September 30, 2009
Tax Expense (Benefit) at Statutory Rate	(34)%	(34)%
State Tax Rate, Net of Federal	(6)	(6)
Change In Valuation Allowance	40	40
Effective Tax Rate	0%	0%

The components of the net deferred tax asset are summarized below:

	September 30, 2010	September 30, 2009
Deferred Tax Asset:
Net Operating Losses	$7,115,059	$7,115,059
Less: Valuation Allowance	(7,115,059)	(7,115,059)
Total	$—	$—

NOTE 9. STOCK ACTIVITY

a.	CONVERTIBLE PREFERRED STOCK

At September 30, 2010, our authorized shares of convertible Preferred Stock were as follows:

Series B Preferred Stock with no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 5 basis. In the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. As of September 30, 2010, 38,000 shares of preferred stock with a par value of $38 were issued and outstanding.

Series C Preferred Stock has no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1 for 1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. In connection with the acquisition of Faith TV, we issued 100,000 shares of Series C Preferred Stock valued at $9,000. We also sold 5,000,000 shares of Series C Preferred Stock for $250,000. As of September 30, 2010, 18,691,395 shares of preferred stock with a par value of $18,691 were issued and outstanding.

b.	COMMON STOCK

Stock for cash

During fiscal year 2007, we issued an aggregate 5,070,000 shares of common stock for $507,000.

During fiscal year 2008, we issued an aggregate 9,625,000 shares of common stock for $957,500.

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

During fiscal year 2010, 9,454,000 common shares for services valued at $459,246.

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

During the fiscal year ended September 30, 2010, ValCom sold 1,520,000 common shares for $100,950, issued 100,000 to pay $6,000 of accounts payable resulting in a gain on the extinguishment of liabilities of $2,200.The shares were valued using the closing price of ValCom’s common stock on the commitment date.

Stock for acquisition

On December 15, 2008, we purchased 100% of the outstanding shares of FaithTV, LLC. In connection with the acquisition, we issued 1,500,000 shares of common stock, in aggregate, valued at $67,500 based on the Company’s quoted stock price. We also issued 100,000 shares of preferred stock valued at $9,000.

Stock for registration rights penalty

On April 17, 2009, we issued 1,191,000 shares of common stock to settle certain registration rights penalty associated with warrants issued in prior years.

NOTE 10. SEGMENTS

The following is a discussion of our operating segments:

- MyFamily TV—is a TV network and broadcasting division centered primarily on Christian ministry paid programming, older and public domain movies, and family programming such as Here’s Lucy and the Beverly Hillbillies.

- Film & TV Productions—has over 1000 movie titles and 200 television episodes and 5000 songs which are typically licensed out for seven years.

- Real Estate Auctions—is primarily designed to sell discounted foreclosed properties to a TV audience through a live auction.

NOTE 11. BANKRUPTCY FILING

On August 5, 2008, the United States Bankruptcy Court for the Central District of California entered an Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”) of the Company. The Plan classifies claims and interest in various Classes according to their right to priority of payments as provided in the United States Bankruptcy Code, 11 U.S.C.{section} 101 et seq. (the “Bankruptcy Code”). The Plan provides that upon payment of all obligations pursuant to the Plan, the Company shall be discharged of liability for payment of debts, claims and liabilities incurred before confirmation of the Plan, to the extent specified in {section}1141 of the Bankruptcy Code.

The Plan provided for the treatment of each Class, and for the cash payments that each Class of creditors will receive (and for the existing equity interests and rights that equity security holders will retain under the Plan. The effective date of the Plan was August 15, 2008 (the “Effective Date”). The Company has been funding the Plan through cash on hand and accumulated by the Effective Date to pay off the allowed Priority Unsecured Tax claims.

On the Effective Date, unexpired leases and executory contracts were assumed as obligations of the reorganized Company. The Order of the Court approving the Plan constitutes an order approving the assumption of each lease and contract. Within 120 days of the entry of the order confirming the Plan, the Company filed a status report with the Court explaining what progress has been made toward consummation of the confirmed Plan. The status report shall was served on the United States Trustee, the twenty largest unsecured creditors, and those parties who have requested notice. Status reports are filed every 120 days and served on the same entities until the Plan is fully consummated.

All persons or entities holding preferred or common stock in the Company are referred to in the Plan as “Interest Holders”. The pre-existing pre-petition equity ownership interests and rights of all Interest Holders will be left Intact and unimpaired. Of the total amount of common shares issued, a majority of the common shares were issued to insiders of the Company. However, the Directors and President of the company elected to convert their debt of $1,670,000 to Preferred Convertible Stock rather than issue approximately 33,400,000 shares of common stock as stated in the Plan.

NOTE 12. LITIGATION, CONTINGENCIES AND COMMITMENTS

Laurus Master Fund Settlement

On March 24, 2009, Valcom and Laurus Master Fund, Ltd, a company organized under the laws of the Cayman Islands and Chicago Title Company, a California Corporation entered into a Settlement Agreement whereby Valcom resolved its previously asserted claims against Laurus and Chicago Title. Pursuant to the terms of the Agreement, Laurus agreed to pay the Company five hundred and fifty thousand dollars ($556,000) which was received by the Company’s attorney on March 30, 2009. Within ten calendar days after the Company receives payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title. This settlement is reflected as ‘Other Income’ in the consolidated statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 18, 2010, the board of directors of ValCom, Inc. (the “Company”) dismissed Seale & Beers CPAs (“S&B”) as the Company’s independent registered public accounting firm.

On January 18, 2010, the Company engaged Malone & Bailey (“M&B”) as its independent registered public accounting firm for the Company’s fiscal year ended September 30, 2009. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 18, 2010.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act (“Exchange Act”) of 1934, the Company carried out an evaluation with the participation of the Company’s management, including Vince Vellardita, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended September 30, 2010. Based upon that evaluation, the Company’s CEO /CFO concluded that the Company’s disclosure controls and procedures are not effective primarily due to an overreliance on consultants to review critical accounting areas and disclosures; and a lack of sufficient qualified accounting staff.

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

Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting is not effective based on those criteria. In performing this assessment, management identified the following material weaknesses:

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company’s directors and executive officers, the positions with the Company held by each, and the period during which each such person has held such position.

Name Since	Age	Position
Vince Vellardita 2000	52	CEO/CFO/President/Chairman of the Board
Frank O’Donnell 2006	59	Director
Patrick Willemsen 2009	35	Director

All directors hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

BIOGRAPHIES OF THE COMPANY’S EXECUTIVE OFFICERS AND DIRECTORS

VINCE VELLARDITA—CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

VINCE VELLARDITA—CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

VINCE VELLARDITA, Chairman and Chief Executive Officer for ValCom, Inc., has utilized his 30 years of experience in the entertainment industry and successfully turned ValCom, Inc., into an Independent Entertainment Company having a 275 million dollar market cap. Mr. Vellardita strategically led the Company in acquiring property and studios in Las Vegas, Los Angeles, and Palm Springs. These entertainment studios combined consisted of 20 soundstages with back lot at 350 thousand sq. ft. on over 20 acres of land. He has been very instrumental in acquiring 143 films, 10 TV series, millions of dollars worth of equipment, and an ownership of a TV station KVPS Palm Springs. ValCom has maintained long-term contracts with Paramount Pictures CBS’s series “JAG” and “NCIS”, and Walt Disney’s Sabans “Mighty Morphin Power Rangers”.

Mr. Vellardita has consulted with Broadcasters and Studios all over the world and continues long-standing relationships throughout the entertainment industry.

Mr. Vellardita began his career in 1977 as a fast-paced music producer and promoter of over 200 live events and concerts with some of the biggest acts in the world. He also produced a Presidential campaign, Super Bowl events and Broadway Theater and Las Vegas shows. In 1987, Mr. Vellardita bought his first TV station in Nashville and built it into a television network with over 35 TV stations servicing over 9 million households, housing multiple sound stages and edit bays, as well as increasing revenues by bring in national accounts to this network. With Mr. Vellardita’s diversified background and successful track record in Nashville, he relocated to Los Angeles and developed independent productions studios and focused on film and television from building the soundstages to all aspects of deal making, as well as luring some of the biggest names in the television and motion picture community, including Paramount, Warner Brothers and Disney. Mr. Vellardita’s excellent reputation in the entertainment industry allowed him to maintain a 95% occupancy rate while being involved in the production of several thousand episodes of television and hundreds of films.

At fifty two years of age, Mr. Vellardita has been married to his wife Teresa for 20 years and has 2 sons, Jesse 26 and Anthony 23. Vince and Teresa reside in Florida and keep residence in both Los Angeles and Las Vegas, Nevada.

FRANK O’DONNELL — DIRECTOR

The Company appointed Frank to the Board in 2007. Frank O’Donnell is also Vice-Chairman of TV compass and a founder of the Company. From 1996 to 2004, Mr. O’Donnell was the founder and President of Evolve Products, Inc. From 1986 to1995, he was the founder and Vice President of Universal Electronics, Inc. and from 1979 to 1986 he was the founder and President of Cable Business Associates, Inc. Further, he previously managed the custom designs for Time Warner Cable and Comcast (AT&T/TCI) universal remote controls.

PATRICK WILLEMSEN — DIRECTOR

On September 22, 2009, the Company’s Board of Directors appointed Patrick Willemsen as a director of the Company. Mr. Willemsen started his professional career with a Dutch foundation that was responsible for the implementation of the first Internet-over-cable and TV-shopping mall solution for a Dutch CATV operator. In 1995 he started a trading company in the Netherlands and imported food products from the Middle East to Europe, US and Asia. In 1997 Mr. Willemsen started a telecom company and quickly led the company to a market cap of over 250 million USD. Early 2003 Mr. Willemsen moved to the USA and started the company Emergo Consultancy. Emergo is active in consultancy and international business opportunities. The company assists small and medium sized companies in growth and provides an emphasis on international expansion.

In 2007 Mr. Willemsen began ABEX Capital INC, which was founded to manage investment funds used for structuring and acquiring distressed real estate and notes. Mr. Willemsen studied economics and management in Amsterdam at the Hoge school van Amsterdam.

RICHARD SHINTAKU — DIRECTOR

In the third quarter, Richard Shintaku; a board member with the company for several years resigned for health reasons. Since that date, Richard Shintaku — friend, partner and board member has passed away. The Company wished his family well.

CARL AUSTIN POWERS — DIRECTOR

In March 2010, Carl Austin Powers was terminated from his position of VP of Sales and Marketing for cause. Mr. Powers resigned as a board member two weeks after his termination.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended September 30, 2010, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2010, we believe that during the year ended September 30, 2010, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Our Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require Board approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We do not have a standing Audit Committee, a Compensation Committee, or a Nominations and Governance Committee of the board of directors. Our directors perform the functions of audit, nominating and compensation committees. Our directors, Vincent Vellardita, Patrick Willemsen and Frank O’Donnell, participate in the consideration of director nominees. Due to the small size of our company and our board, the board of directors does not believe that establishing a separate nominating committee is necessary for effective governance. When additional members of the Board of Directors are appointed or elected, we will consider creating a nominating committee. The entire Board of Directors participates in audit related matters of our company, including, but not limited to, reviewing and discussing our audited financial statements with management and our auditors and recommending to the board of directors that the financial statements be included in our Annual Reports on Form 10-K. In performing their role equivalent to an audit committee, the Board of Directors (i)  reviewed and discussed the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30,2009 with management, (ii) discussed with the Company’s independent registered public accounting firm the matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication With Audit Committees),(iii) discussed with its independent registered public accounting firm matters relating to independence, including the disclosures made to the Board as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and (iv) in reliance on the aforementioned reviews and discussions, recommended to management the inclusion of the Company’s audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for filing with the Securities and Exchange Commission. Messrs. Vellardita, Willemsen and O’Donnell are not considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 or by any national securities association registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.

The Board and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Board performs annual self-evaluations. We have adopted a comprehensive Code of Ethics for all directors, officers and employees.

During 2010, the Board of Directors met and/or executed unanimous written consents of the Board of Directors       times. While we do not have a formal policy requiring members of the Board to attend the Annual Meeting of Stockholders, we strongly encourage all directors to attend. No director attended fewer than 90% of the total number of meetings.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended September 30, 2010, 2009 and 2008 to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer at September 30, 2010.

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary	Bonus	Other	LTIP	Restricted Stock	Options	All Other
Vincent	2010	$125,000
Vellardita	2009	$0	0.000	0	100,000	0	0	0
CEO	2008	$0	0.000	0	0	0	0	0

2004 EMPLOYEE STOCK COMPENSATION PLAN

The Company has a 2004 Employee Stock Compensation Plan (the “ESCP”) to enhance its ability to attract, retain and compensate experienced employees, officers, directors and consultants. The effective date of the ESCP is January 10, 2004.

A total of 2,000,000 shares of common stock were registered for issuance under the ESCP on Form S-8 registration statement filed December 30, 2003. Pursuant to the ESCP, the Compensation Committee or the Board of Directors may award registered shares of the Company’s common stock to employees, officers, directors or consultants for cash, property, services rendered or other form of payment constituting lawful consideration. Plan shares awarded for other than services rendered shall be sold at not less than fair market value on the date of grant. During the fiscal year ended September 30, 2004, the Company issued an aggregate of 1,000,000 shares of registered common stock to employees, officers, directors and consultants pursuant to the ESCP for services rendered.

OPTIONS GRANTS IN LAST FISCAL YEAR

None

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

None.

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Vince Vellardita, the Company’s Chairman of the Board, Chief Executive Officer and President, effective October 1, 2000. The term of the Agreement is for five years. The Board of Directors may terminate, for just cause Mr. Vellardita’s employment at any time. The Agreement shall be automatically renewed for successive five year terms, unless either party gives written notice of termination three months prior to the end of the term. The Agreement provides for an annual salary of $120,000 for the first year, $150,000 for the second year and $200,000 for the third year, plus a bonus if authorized by the Board of Directors. If the Company is involved in a merger or consolidation in which it does not survive, or if the Company transfers substantially all of its assets, the surviving entity in the merger or consolidation or the transferee of the Company’s assets shall be bound by the Agreement. With the exception of ownership of up to five percent of the equity securities of another publicly traded corporation, the Agreement prohibits Mr. Vellardita from engaging in any activity competitive with or adverse to the Company’s business or welfare without the Company’s prior written consent.

The Company entered into an Employment Agreement with Carl Austin Powers, the Company’s Executive Vice President of Sales and Marketing and Director effective 06th February 2009. The term of the agreement is three years and the agreement may be terminated in accordance with the terms of the agreement and for just cause.

In March 2010 Mr. Powers was terminated for cause. Mr. Powers took the company to arbitration. In the first quarter of 2011, the Arbitrator ruled that the Company was to pay 1/3 of Mr. Powers’ contract. The Company is making arrangements to pay the Arbitrator’s award. Mr. Powers resigned as a board member two weeks after his termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHODLER MATTERS

The following table sets forth information as to the shares of our common stock beneficially owned as of September 30, 2010 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and nominee for director;(iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o ValCom, Inc., 2113A Gulf Boulevard, Indian Rocks Beach, Florida 33785.

Title of Percent(2) Class of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)
Common	Vince Vellardita	6,100,000
13.8%
Preferred	(CEO, CFO, Chairman)	2,715,729
21.4%
Common	Richard Shintaku	3,700,000
8.3%
Preferred	(Director)	1,537,333
8.2%
Common	Frank O’Donnell	550,000
1.2%
Preferred	(Director)	1,000,000
5.4%
Preferred	Carl Austin Powers (Director)*
29.1%
(Executive Vice President)		5,000,000
Common	Patrick Wilemsen (Director)*	5,000,000
9.1%
Preferred		4,000,000
21.4%
Common		15,350,000
32.4%
	All Officers and Directors as a Group (Five (5) individuals)

* Represent 5,000,000 shares of Series C Preferred Class stock owned by Rain Day Holdings, LLC. Rain Day Holdings LLC is owned by Tracey A. Powers, wife of Carl Austin Powers. Carl Austin Powers is the authorized agent for Rain Day Holdings LLC and holds all the voting rights on said shares.

** Represents 4,000,000 shares of common stock held by Abex Capital, Inc. and 1,000,000 shares of common stock held by Florida Opportunities, both entities for which Patrick Willemsen holds voting and dispositive power and 4,000,000shares of Series C Preferred Stock held by Abex Capital Inc, for which Patrick Willemsen holds voting and dispositive power.

(2)

* Less than one percent.

(1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares, which the selling stockholder has the right to acquire within 60 days. “Shares Beneficially Owned After the Offering” assumes the sale of all of the common shares offered by this prospectus and no other purchases or sales of our common shares by the selling stockholders.

(2) Based upon         share of common stock issued and outstanding as of September 30, 2010.

CHANGES IN CONTROL

To the best of the knowledge and belief of the Company, there are no arrangements, understandings, or other agreements relative to the disposition of the Company’s securities, the operation of which would, at a subsequent date, result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NONE

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Malone and Bailey, Certified Public Accountants, Seale and Bears, Certified Public Accountants and Moore and Associates, Certified Public Accountants for professional services rendered for the audit of the Company’s annual financial statements for the years ended September 30, 2009 and 2008 and the review of the financial statements included in the Company’s Forms 10-Q, totaled as follows:

	2010	2009
Audit fees	$	$27,000
Quarterly reviews	$	$13,000
Total	$	$40,000

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Ex. 2.1 Second Amended Plan of Reorganization (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2008).

Ex. 3.1 Articles of Incorporation (Incorporated by reference to the Company’s Form 10SB filed with the Securities and Exchange Commission, File # 000-28416)

Ex. 3.2 Bylaws (Incorporated by reference to the Company’s Form 10SB filed with the Securities and Exchange Commission, File # 000-28416)

Ex. 3.3 Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Company’s Schedule Def 14A filed with the Securities and Exchange Commission on October 20, 2006).

Ex. 10.2 Form of Guaranty dated November 25, 2008, by and between ValCom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.3 Form of Pledge Agreement dated November 25, 2008, by and between ValCom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.4 Form of Warrant dated November 25, 2008, by and between ValCom, Inc. and Able Income Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

Ex. 10.6 Form of Note Purchase Agreement dated January 6, 2009 by and between ValCom, Inc. and Omni Reliant holdings, Inc. (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009)

Ex. 10.7 Form of 10% Secured Promissory Note dated January 6, 2009 by and between ValCom, Inc. and Omni Reliant Holdings, Inc. (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009)

Exhibit 10.8 Form of Security Agreement dated January 6, 2009 by and between ValCom, Inc. and Omni Reliant Holdings, Inc. (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009)

Ex. 10.9 Form of Warrant dated January 6, 2009 (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2009)

Ex. 10.11 Form of Securities Purchase Agreement dated September 22, 2009 (Incorporated by reference to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on September 30, 2009)

Ex. 31.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex. 32.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE	TITLE	DATE
By: /s/ Vince Vellardita Vince Vellardita	Chief Executive Officer, Chairman of the Board

By: /s/ Frank O Donnell Frank O Donnell	Director

By: /s/ Patrick Willemsen Patrick Willemsen	Director