Form 10-Q
period 2010-12-31
VALCOM, INC
filed 2011-02-24
CIK 1013453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED December 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 18, 2010, the issuer had 109,700,158 shares of its $0.001 par value common stock outstanding.

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
SIGNATURES

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2010	September 30, 2010

ASSETS
Cash	$10,212	$18,318
Accounts receivable, net	97,638	413,635
Audio and film library royalties receivable	1,875,000	2,000,000
Due from New Zoo Review	20.898	20,898
Film costs, net of accumulated amortization	965,304	965,304
Deferred salary	925,000	-
Deferred credits – PTL Productions	200,000	200,000
Property, equipment, net of accumulated depreciation	2,513,520	2,544,812
Audio and film library	1,653,495	1,653,495

TOTAL ASSETS	$8,261,067	$7,816,462

LIABILITIES AND RETAINED EARNINGS
Accounts payable	$1,584,487	$688,116
Accrued expenses	49.181	70,672
Due to Foster	1,500	1,500
Due to Sin City	35,000	35,000
Deferred revenue - royalties	1,875,000	2,000,000
Due to related parties	375.000	681,000
Notes payable	950,390	912,990
Total Liabilities	4,870,558	4,389,278

RETAINED EARNINGS

Series B preferred stock, 1,000,000 shares authorized, $0.001 par value, 38,000 shares issued and outstanding	38	38
Series C preferred stock, 25,000,000 shares authorized, $0.001 par value, 18,691,395 shares issued and outstanding	18,691	18,691
Common stock, 250,000,000 shares authorized, $0.001 par value, 50,138,158 shares issued and outstanding	50,138	50,138
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	16,266,533	16,136,533
Accumulated deficit	(12,921,369)	(12,754,694)
Total Retained Earnings	3,390,509	3,427,184

TOTAL LIABILITIES AND RETAINED EARNINGS	$8,261,067	$7,816,462

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31,
	2010	2009
REVENUES
Advertising	$32,370	$-
Programming	91,441	67,721
Royalties	125,000	-
Ticket sales	89,328	-
Miscellaneous	22,711

Total revenues	360,850	67,721
Expenses
Depreciation and amortization	31,292	48,672
General and administrative	496,233	363,663
Total expenses	527,525	412,335-
Loss before other income (expenses)	(166,675)	(344,614)
Other income (expenses)
Interest expense	-	(5,666)
Gain on derivative liabilities	-	112,347
Other expenses	-	(47,172)
Total other income (expenses)	-	59,509)

Net loss	(166,675)	(285,105)

Weighted average shares outstanding	41,612,121	39,913,506

LOSS PER SHARE – basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(166,675)	$(285,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock paid for services	130,000	78,000
Depreciation and amortization expense	31,292	95,854
Gain on derivative liability		(112,347)
Changes in operating assets and liabilities:
Accounts receivable	315,997	(52,073)
Royalties receivable	125,000	-
Deferred salaries	(925,000)	-
Prepaid assets	-	(275,000)
Inventory		63,115
Accounts payable and accrued expenses	896,371	443,522
Accrued expenses	(21,491)	-
Deferred revenue	(125.000)	-
Due to related parties	(306,000)	21,979

Net Cash Used In Operating Activities	(45,506)	(22,055)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,090)
Increase (decrease) in restricted cash	-	(83)

Net Cash Used in Investing Activities	-	(1,173)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	16,000
Proceeds (payments) on notes payable, net	37,400	-
Net Cash Provided by Financing Activities	18,709	16,000

NET INCREASE (DECREASE) IN CASH	(8,106)	(7,228)
CASH AT BEGINNING OF YEAR	18,318	110,846
CASH AT END OF YEAR	$10,212	$103,618

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$2,500
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

ValCom, Inc and its subsidiaries' (collectively the “Company”) businesses include television production for network and syndication programming, motion pictures, and  real  estate holdings, however, revenue is primarily generated through the lease of the  sound  stages  and production,  a  TV  network  and  live  event broadcasting  including  real  estate  auctions. The Company's past and present clients include movie studios and television networks.  In addition to leasing its sound  stages,  the  Company  also  has a  library of television  content  for worldwide distribution and acquired a further  library of  film and television series with the acquisition of Faith TV (now renamed My Family  TV).

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

Principles of Consolidation

The consolidated financial statements include the accounts of Valcom, Inc. and ITS two  wholly-owned  subsidiaries,  Valencia Entertainment, Inc. (VEI),  which  was acquired effective February 2001, and My Family TV, LLC (formerly known as Faith TV) which was acquired in December 2008. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. The Company has no equity affiliates as of December 31, 2010.

Fair Value Measurements and Disclosures

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount. There was no allowance for doubtful accounts at December 31, 2010.

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

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. There was no impairment recorded at December 31, 2010.

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

The carrying value of the film costs are periodically reviewed for impairment. If events or changes in circumstance indicate that the fair value of the capitalized costs on a specific film are less than their carrying value, an impairment charge is recognized in the amount by which the unamortized costs exceed the project’s fair value. No impairment charge was recognized for the year ended December 31, 2010.

Development Costs

Development costs are capitalized costs related to projects not in production. If the project is greenlit, the costs are reclassified as Film Costs. The Company evaluates on a monthly basis, all projects in development. If the Company decides to abandon any project, an expense for the costs incurred to date will be included in the Company’s consolidated statements of operations. There were no development costs as of December 31, 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September, 30
		Life
	2010	(in years)

Studio equipment and computers	$1,078,350	$3
Film video equipment	1,750,913	3
Office equipment	43,121	3

Subtotal	2,872,384
Less: accumulated depreciation and amortization	(358,864)

Property and equipment, net	$2,513,520

Depreciation and amortization expense related to property and equipment was $31,292 for the three month period ending December 31. 2010.

NOTE 4. FILM COSTS

The Company has completed a documentary on Michael Legrand. The documentary was released in March of 2010.

Film costs at December 31, 2010 consist of the following:

Documentary in release	$996,562

Accumulated amortization	$(31,258)

Film costs, net	$965,304

Based on the Company’s estimates of projected gross revenues as of December 31, 2010, the Company expects approximately 80% of completed films, net of accumulated amortization, will be amortized during the next three years.

NOTE 5. NOTES PAYABLE

The Company has entered into note agreements with various individual lenders to fund a concert by Michel Legrand (the Concert).  The notes earn 0% interest and are collateralized by a 2.5% of the outstanding shares of Valencia for every $25,000 borrowed. In addition, for every $25,000 borrowed, the note  holder  receives  2.5%  of  the  net  profits  of  the Concert (after all  costs  related  to  the  Concert  are  recovered). As of December 31, 2010, the balance owed lenders was $950,390.

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

According to an appraisal being conducted subsequent to December 31, 2010, the “ VideoLibrary will have a certified value of no less than $6,900,000 for the copyrights and digital formatting.  A higher of value of 19,020,000 can be expected based on the potential income that can be generated over the next 7 years…In addition to valuing the Video Library we have started compiling the information necessary for a valuation of the Audio Library which consists of Master Tapes, Demo Tapes, Misc. Tapes as well as copyrights to most of the works along with copyrights on over 800 song titles.  This appraisal will take a great deal of work to sort through all the material available but we have already identified well over $2,500,000 in royalties that have not been paid over the last 19 years on a few of the artists in the library.  This does not include the copyrights on both published and non-published works.

This appraisal will in the opinion of the appraisers far exceed the value of the Video Library by as much as 3 or 4 times in value”.

NOTE 8. INCOME TAXES

No provision for Federal and  state  income  taxes  has  been  recorded  as the Company  has  incurred  net  operating  losses  through  December 31, 2010. At December 31, 2010, the Company had approximately $21,991,285  of net operating loss  carry-forwards  for  Federal  income tax reporting purposes available  to offset future taxable income. Such carry-forwards expire beginning in 2011.

Deferred tax assets at December 31, 2010 consist primarily of the tax effect of  net  operating  loss  carry-forwards,  which  amounted   to approximately $7,115,059.  Other deferred tax assets and liabilities are not significant.  We provided a full valuation allowance on the deferred tax assets at December 31, 2010 to reduce  such  deferred  income  tax  assets to zero, as we believe that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal  income  tax rate to the income taxes reflected  in  the Consolidated Statement  of Operations:

	December 31, 2010	December 31, 2009
Tax Expense (Benefit) at Statutory Rate	(34)%	(34)%
State Tax Rate, Net of Federal	(6)	(6)
Change In Valuation Allowance	40	40
Effective Tax Rate	0%	0%

NOTE 8. INCOME TAXES (Continued)

The components of the net deferred tax asset are summarized below:

	December 31, 2010	December 31, 2009
Deferred Tax Asset:
Net Operating Losses	$7,115,059	$7,115,059
Less: Valuation Allowance	(7,115,059)	(7,115,059)
Total	$-	$-

NOTE 9. STOCK ACTIVITY

a. CONVERTIBLE PREFERRED STOCK

At December 31, 2010, our authorized shares of convertible Preferred Stock were as follows:

Series  B  Preferred  Stock  with no voting  rights,  is  entitled  to  receive cumulative dividends in preference  to  any  dividend  on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common  stock  on  a 1 for 5 basis.  In  the  event  of  any liquidation, the holders of shares of Series  B Preferred Stock then outstanding  shall  be entitled to receive an amount equal to the purchase price per share, plus an amount  equal  to  declared but unpaid dividends  thereon, if any, to the date of payment. As of December 31,  2010, 38,000 shares  of  preferred  stock  with  a  par  value of $38 were issued and outstanding.

Series  C  Preferred  Stock  has  no  voting  rights,  is entitled  to  receive cumulative dividends in preference to any dividend on the  common stock  at  a rate of 10% per share, per year, to be issued if and when declared by the Board of  Directors  and  can be converted at any time into common stock on a 1 for 1 basis. In the event of  any  liquidation,  the  holders  of  shares of Series C Preferred Stock then outstanding shall be entitled to receive  an  amount equal to  the  purchase price per share, plus an amount equal to declared but  unpaid dividends  thereon,  if  any,  to  the  date of payment. In connection with the acquisition of Faith TV, we issued 100,000 shares  of Series C Preferred Stock valued at $9,000. We also sold 5,000,000 shares of Series C Preferred Stock for $250,000. As of December 31, 2010, 18,691,395 shares of preferred stock with a par value of $18,691 were issued and outstanding.

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

NOTE 9. STOCK ACTIVITY (Continued)

During fiscal year 2008, we granted 6,595,000 shares  of  common  stock  for various services.  These shares vested immediately and had an aggregate fair value of $937,600, which was recorded as share-based compensation.  The fair value was determined based on the quoted stock price on the date of grant.

During fiscal year 2010, 9,454,000 common shares for services valued at $459,246.

The Company retired twenty million shares of common stock effective November 15, 2010. The shares were issued as restricted shares in anticipation of a private financing that never took effect. The certificate for these shares was never out of the personal control of The Company’s management.

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

The Plan provided for the treatment of each  Class,  and  for the cash payments that  each  Class  of  creditors  will  receive  (and  for the existing  equity interests and rights that equity security holders will retain  under the Plan. The effective date of the Plan was August 15, 2008 (the "Effective Date"). The Company has been funding the Plan through cash on hand and accumulated by the Effective Date to pay off the allowed Priority Unsecured Tax claims.

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

NOTE 12. LITIGATION, CONTINGENCIES AND COMMITMENTS

Laurus Master Fund Settlement

On  March  24,  2009,  Valcom and Laurus Master Fund, Ltd, a company  organized under the laws of the Cayman  Islands  and  Chicago Title Company, a California Corporation entered into a Settlement Agreement  whereby  Valcom  resolved  its previously asserted claims against Laurus and Chicago Title.  Pursuant  to  the terms of the Agreement, Laurus agreed to pay the Company five hundred and fifty  thousand  dollars ($556,000)  which  was  received  by  the Company's  attorney  on  March  30,  2009.  Within ten calendar days after the Company receives payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title. This settlement is reflected as `Other Income’ in the consolidated statements of operations.

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

INTRODUCTION AND COMPANY UPDATE

Valcom is a fully integrated Entertainment Company that has been in business for over 25 years and has gone through its ups and downs. It looks like it’s turning the corner within the Broadcast Division by paying off its Television Network and has found a niche in the Live Events Television Production Division by successfully producing a hit show; Michel Legrand and Friends, which received great reviews and was purchased by one of the top Television Networks in the United States. The show will generate a minimum of $500,000 of revenue to the Company and it anticipates bringing millions over the next five years worldwide.

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

As far as for the Real Estate Auction we have finally figured out how to successfully run the program after the previous attempts that did show success, but had some mistakes. In November 2010, the company entered into a 3 year agreement with United Country Auction Services to develop a series of televised real estate auctions.  United Country Auctions Services is the nation's largest integrated real estate & auction company. The company has a national network of over 700 offices, 4000 agents nationwide, over 2.5 Billion in annual sales, and is rated #1 Global Real Estate Franchise by Dun & Bradstreet. The company will begin the auctions in March 2011 and carry them through the rest of the year.

PLAN OF OPERATION

As of December 31, 2010, ValCom, Inc. (“Valcom” or the “Company”) operations were comprised of the following activities:

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

For over 25 years, Valencia Entertainment has accumulated a substantial library of content that will be monetized through worldwide distribution. The library is comprised of over 6,000 titles that include films, television programs, and music. This content library has been recently appraised by an independent auditor that placed a minimum value of the library at $30 million with an upwards value of over $80 million.  Years ago the company had a distribution arm that was extremely successful in selling content. The company has rebuilt its distribution arm and has implemented an aggressive sales and marketing effort to sell broadcast rights to the content in 2011 to numerous media outlets domestically and internationally.

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

During the quarter ended June 30, 2010, we divested in Sun Investments, Inc., though Valcom will continue its operations as it relates to real estate auctions. In November 2010, the company entered into a 3 year agreement with United Country Auction Services to develop a series of televised real estate auctions.  United Country Auctions Services is the nation's largest integrated real estate & auction company. The company has a national network of over 700 offices, 4000 agents nationwide, over 2.5 Billion in annual sales, and is rated #1 Global Real Estate Franchise by Dun & Bradstreet.  We anticipate making the auctions more exciting with the offering of financing as well as auctioning off down payments rather than the sales price. These are variants that will make the process more enticing and will create more interaction. Commencing in March 2011, we hope to quickly ramp up the frequency of the auctions to a minimum of 2 per month.

RESULTS OF OPERATIONS

THREE MONTHS ENDED December 31, 2010 VS. December 31, 2009

Revenues for the three months December 31, 2010 increased by $293,129 or 433% from $67,721 for the three months ended December 31, 2009 to $360,850 for the same period in 2010. The increase in revenue was principally due to the revenue received from the Michel Legrand and Friends show.

Production costs for the three months ended December 31, 2010 increased from zero for the three months ended December 31, 2009 to $93,183for the same period in 2010. The increase was primarily due to production costs, satellite expenses and editing cost.

Depreciation and amortization expense for the three months ended December 31, 2010 decreased by $17,380 or 36% from $48,672for the three months ended December 31, 2009 to $31,292for the same period in 2010.

General and administrative expenses for the three months ended December 31, 2010 increased by $132,570 or 36% from $363,663 for the three months ended December 31, 2009 to $496,233for the same period in 2010. The increase was due principally to increased professional fees and other expenses associated with the Michel Legrand show.

Interest expense for the three months ended December 31, 2010 decreased by $5,666 from $5,666 for the three months ended December 31, 2010 to $0 for the same period in 2010. The decrease was due to suspension of payments during the current fiscal year.

Due to the factors described above, the Company’s net loss decreased by $177,939 from $344,614 for the three months ended December 31, 2009 to a net loss of $166,675 for the same period in 2010.

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

For over 25 years, Valencia Entertainment has accumulated a substantial library of content that will be monetized through worldwide distribution. The library is comprised of over 6,000 titles that include films, television programs, and music. This content library has been recently appraised by an independent auditor that placed a minimum value of the library at $30 million with an upwards value of over $80 million.  Years ago the company had a distribution arm that was extremely successful in selling content. The company has rebuilt its distribution arm and has implemented an aggressive sales and marketing effort to sell broadcast rights to the content in 2011 to numerous media outlets domestically and internationally.

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

The Company’s consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $166,675 and negative cash flows from operations of $45,506 for the three months ended December 31, 2010 and had  an accumulated deficit of $12,921,369 at December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Cash totaled $10,212 on December 31, 2010 compared to $103,618 as of December 31, 2009. During the three months ended December 31, 2010, net cash used in operating activities totaled $45,506 compared to net cash used in operating activities of $22,055 for the comparable three month period in 2009. Net cash used in investing activities for the three months ended December 31, 2010 totaled $0_compared to $1,173 used in investing activities for the comparable three month period in 2009. Net cash provided by financing activities for the three months ended December 31, 2010 totaled $34,700 compared to $16,000 for the comparable three month period in 2009.

The above cash flow activities yielded a net cash decrease of $8,106 during the three months ended December 31, 2010 compared to a decrease of $7,228 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a deficit of $1,544,000 as of December 31, 2010. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Vince Vellardita, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2010. Based upon that evaluation, the Company’s CEO /CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

No change has occurred in the Company’s internal controls over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES UPDATE

No defaults

ITEM 4 – REMOVED AND RESERVED

ITEM 5 - OTHER INFORMATION

A.

The Company is in negotiations with an International Fund to finance its business plan.  If the transaction happens, the Company’s operational needs and growth will be secured for the next three years; it may cause some dilution of the Company stock.

B.

The Company has started negotiations with a large Entertainment Communications Company about doing a joint venture with its library and television network.  The Entertainment Communications Company is a very successful and well funded operation.  The alliance would bring additional management, expertise and finance to Valcom.

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