Form 10-Q
period 2011-03-31
VALCOM, INC
filed 2011-05-23
CIK 1013453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED March 31, 2011

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

YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 23, 2011, the issuer had 159,700,143 shares of its $0.001 par value common stock outstanding.

VALCOM, INC.
FORM 10-Q

Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Quantitative and Qualitative Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	September 30, 2010
ASSETS
Cash	$113,206	$18,318
Accounts receivable, net	48,434	413,635
Audio and film library royalties receivable	1,875,000	2,000,000
Due from New Zoo Review	20.898	20,898
Film costs, net of accumulated amortization	1,039,058	965,304
Deferred credits — PTL Productions	200,000	200,000
Property, equipment, net of accumulated depreciation	2,482,228	2,544,812
Audio and film library	18,275,150	1,653,495
TOTAL ASSETS	$24,053,974	$7,816,462
LIABILITIES AND RETAINED EARNINGS
Accounts payable	$740,665	$688,116
Accrued expenses	56,278	70,672
Due to Foster	1,500	1,500
Due to Sin City	35,000	35,000
Deferred revenue — royalties	1,875,000	2,000,000
Due to related parties	681,000	681,000
Notes payable	950,390	912,990
Total Liabilities	4,339,833	4,389,278

RETAINED EARNINGS

Series A preferred stock, 50,000,000 shares authorized, $0.001 par value, 50,000,000 shares issued and outstanding	50,000	—
Series B preferred stock, 1,000,000 shares authorized, $0.001 par value, 38,000 shares issued and outstanding	38	38
Series C preferred stock, 25,000,000 shares authorized, $0.001 par value, 18,691,395 shares issued and outstanding	18,691	18,691
Common stock, 500,000,000 shares authorized, $0.001 par value, 159,700,143 and 50,138,158 issued and outstanding as of March 31, 2011 and September 30, 2010 respectively,	159,700	50,138
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	16,136,533	16,136,533
Accumulated deficit	3,372,701	(12,754,694)
Total Retained Earnings	19,714,141	3,427,184
TOTAL LIABILITIES AND RETAINED EARNINGS	$24,053,974	$7,816,462

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
REVENUES

Advertising	$39,261	$—	$71,631	$—
Programming	26,300	—	117,741	—
Royalties	—	—	125,000	—
Ticket sales	—	—	89,328	—
Miscellaneous	83,638	170,971	106,349	362,156

Total revenues	149,199	170,971	510,049	362,156

Expenses

Depreciation and amortization	31,292	48,604	62,584	97,276
General and administrative	285,899	1,105,878	904,294	1,593,003
Total expenses	317,191	1,154,482	966,878	1,690,279
Loss before other income (expenses)	(167,992)	(983,511)	(456,829)	(1,328,123)

Other income (expenses)

Interest expense	(18,751)	(43,218)	(37,431)	(49,218)
Gain on derivative liabilities	—	84,709	—	197,056
Film library inventory adjustment	16,621,655	(132,490)	16,621,655	(179,328)
Other expenses	—
Total other income (expenses)	16,602,904	(90,999)	16,584,224	(31,490)
Net gain (loss)	16,434,912	(1,074,510)	16,127,395	(1,359,613)
Weighted average shares outstanding	50,138,158	40,434,158	79,850,072	40,970,971
LOSS PER SHARE — basic and diluted	$0.33	$(0.03)	$0.21	$(0.03)

VALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net gain (loss)	$16,127,395	$(1,359,613)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock paid for services	159,562	78,000
Depreciation and amortization expense	62,584	278,823
Gain on derivative liability	—	(197,056)
Changes in operating assets and liabilities:
Accounts receivable	365,201	(62,252)
Royalties receivable	125,000	—
Film costs	(73,754)	—
Inventory	(16,621,655)	63,115
Prepaid assets	—	(275,000)
Accounts payable	52,549	402,773
Accrued expenses	(14,394)	21,979
Deferred revenue	(125.000)	—

Net Cash Provided by (Used In) Operating Activities	57,488	(1,049,231)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,090)
Increase in restricted assets	—	(83)
Net Cash Used in Investing Activities	—	(1,173)

FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	16,000
Proceeds from notes payable, net	37,400	919,990
Proceeds from related party payable	—	25,000
Net Cash Provided by Financing Activities	37,400	960,990

NET INCREASE (DECREASE) IN CASH	94,888	(89,414)
CASH AT BEGINNING OF YEAR	18,318	110,846
CASH AT END OF YEAR	$113,206	$21,432

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$37,431	$2,500
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

ValCom, Inc and its subsidiaries' (collectively the “Company”) businesses include television production for network and syndication programming, motion pictures, however, revenue is primarily generated through distribution,   production and the TV network and  live event broadcasting  including real estate auctions. The Company's past and present clients include movie studios and television networks.  In addition to the production business,  the  Company  also  has a  library of television  content  for worldwide distribution and acquired a further  library of  film and television series with the acquisition of Faith TV (now renamed My Family  TV).

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

Principles of Consolidation

The consolidated financial statements include the accounts of ValCom, Inc. and its two  wholly-owned  subsidiaries,  Valencia Entertainment, Inc. (VEI),  which  was acquired in February 2001, and My Family TV, LLC (formerly known as Faith TV) which was acquired in December 2008. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. The Company has no equity affiliates as of March 31, 2011.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

Revenue from the sales or licensing of films is recognized upon meeting all recognition requirements of Accounting Standard Codification 926, Entertainment — Films (“ASC 926”) (formerly Statement of Position 00-2). These requirements are a.) persuasive evidence of a sale or licensing arrangement with a customer exists, b.) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unconditional delivery, c.) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, d.) the arrangement fee is fixed or determinable, and e) collection of the arrangement fee is reasonably assured. .

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

Accounts Receivable

Accounts receivable represent customer obligations due under contractual obligations where the conditions stated above in respect of revenue recognition have been fulfilled and where the customer has been invoiced for the amount due.

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

If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount. There was no allowance for doubtful accounts at March 31, 2011.

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

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. There was no impairment recorded at March 31, 2011.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying value of the film costs are periodically reviewed for impairment. If events or changes in circumstance indicate that the fair value of the capitalized costs on a specific film are less than their carrying value, an impairment charge is recognized in the amount by which the unamortized costs exceed the project’s fair value. No impairment charge was recognized for the year ended March 31, 2011.

Development Costs

Development costs are capitalized costs related to projects not in production. If the project is greenlit, the costs are reclassified as Film Costs. The Company evaluates on a monthly basis, all projects in development. If the Company decides to abandon any project, an expense for the costs incurred to date will be included in the Company’s consolidated statements of operations. There were no development costs as of March 31, 2011.

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

NOTE 3. PROPERTY AND EQUIPMENT

 Property and equipment are comprised of the following:

	September, 30
		Life
	2010	(in years)

Studio equipment and computers	$1,078,350	$3
Film video equipment	1,750,913	3
Office equipment	43,121	3

Subtotal	2,872,384
Less: accumulated depreciation and amortization	(390,156)

Property and equipment, net	$2,482,228

Depreciation and amortization expense related to property and equipment was $31,292 for the three month period ending March 31. 2011.

NOTE 4. FILM COSTS

The Company has completed a documentary on Michael Legrand. The documentary was released in March of 2010.

 Film costs at March 31, 2010 consist of the following:

Documentary in release	$996,562

Accumulated amortization	$(31,258)

Film costs, net	$965,304

NOTE 4. FILM COSTS (Continued)

Based on the Company’s estimates of projected gross revenues as of March 31, 2011, the Company expects approximately 80% of completed films, net of accumulated amortization, will be amortized during the next three years.

NOTE 5. NOTES PAYABLE

The Company has entered into note agreements with various individual lenders to fund a concert by Michel Legrand (the Concert).  The notes earn 0% interest and are collateralized by a 2.5% of the outstanding shares of Valencia for every $25,000 borrowed. In addition, for every $25,000 borrowed, the note  holder  receives  2.5%  of  the  net  profits  of  the Concert (after all  costs  related  to  the  Concert  are  recovered).  As of March 31, 2011, the balance owed lenders was $950,390.

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

NOTE 7. AUDIO AND FILM LIBRARY

An independent appraisal service has prepared a valuation on the Company’s film library.  The library is composed of a large collection of videos, movies and TV shows.  The appraisers considered multiple factors in determining fair market value of $23,206,942 and a net present value of $161,572,209. These factors used in the valuation process were as follows:

Cost - $18,275,150. Cost has been calculated by the appraiser and confirmed by an independent certified public accountant working with the appraiser. The film library inventory was adjusted accordingly resulting in a gain on the Statement of Operations.

Historical Earnings Earning – To date, the appraiser has identified earnings of $14,865,000. This amount was used in the calculation of the future and current value of the library.

Network Value – This amount is determined by the appraiser to be 40% of the potential annual income if 100% of the advertising time were sold at $1,000 per minute of commercials. The Network Value is calculated as $1,698,948 for the first year.  This amount may fluctuate annually as revenues increase/decrease.

Competition – A certain number of the total films and TV Shows are unique to this library.  For this reason the appraiser took an approach to the valuation of determining a mean value for the titles based on what other film distributors and library owners are currently selling or renting these titles.  From this calculation, the appraiser determined a value based on the potential sales of the programming, use of the programming on ValCom’s own network, and on advertising generated over the next ten years.  Using a discount rate of 10% over ten years, a net present value of $161,572,209 was calculated.

In the opinion of the appraiser and staff, the values published in the appraisal are conservative and have the potential to increase as additional work is completed on the library and restoration of many of the unique and historical films continue.  There are also additional films which have not been valued as of the appraisal date which need to be added to the library and valued separately.

NOTE 8. INCOME TAXES

No provision for Federal and  state  income  taxes  has  been  recorded  as the Company  has  incurred  net  operating  losses  through  March 31, 2011. At March 31, 2011, the Company had approximately $21,991,285 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards expire beginning in 2011.

Deferred tax assets at March 31, 2011consist primarily of the tax effect of the net operating loss; carry-forwards, which amounted to approximately $7,115,059.  Other deferred tax assets and liabilities are not significant.  We provided a full valuation allowance on the deferred tax assets at March 31, 2011 to reduce  such  deferred  income  tax  assets to zero, as we believe that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. federal  income  tax rate to the income taxes reflected  in  the  Consolidated Statement  of Operations:

	March 31, 2011	March 31, 2010
Tax Expense (Benefit) at Statutory Rate	(34)%	(34)%
State Tax Rate, Net of Federal	(6)	(6)
Change In Valuation Allowance	40	40
Effective Tax Rate	0%	0%

The components of the net deferred tax asset are summarized below:

	March 31, 2011	March 31, 2010
Deferred Tax Asset:
Net Operating Losses	$7,115,059	$7,115,059
Less: Valuation Allowance	(7,115,059)	(7,115,059)
Total	$—	$—

NOTE 9. STOCK ACTIVITY

a. CONVERTIBLE PREFERRED STOCK

At March 31, 2011, our authorized shares of convertible Preferred Stock were as follows:

Series A: Solomed PTE Ltd

The Company, in accordance with filing amended Articles of Incorporation, has added a class of preferred stock related to an agreement the company has entered into with Solomed PTE Ltd. The Company has issued 50 million shares of Series A preferred stock that can be converted 1:1 on a non-diluted basis. The shares have been posted as collateral with Solomed PTE Ltd for a line of credit  available to the Company.

Solomed will provide an initial line of credit of $1 million at 10% interest with an option to secure an additional $2 million. $300,000 of the initial line will be used for strategic acquisitions, $200,000 will be used for a buy-back of ValCom stock, and $500,000 for the funding of additional operations. The $1 million interest-bearing line of credit will be held in escrow where ValCom can draw down the funds as needed. The additional $2 million line will be available to the company based on ValCom’s fulfilling obligations to Solomed. ValCom’s is obligated to draw down a minimum of $150,000 of the funds.

Series  B  Preferred  Stock  with no voting  rights,  is  entitled  to  receive cumulative dividends in preference  to  any  dividend  on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common  stock  on  a 1 for 5 basis.  In  the  event  of  any liquidation, the holders of shares of Series B Preferred Stock then outstanding  shall  be entitled to receive an amount equal to the purchase price per share, plus an amount  equal  to  declared but unpaid dividends  thereon, if any, to the date of payment, as of March 31, 2011. As of March 31, 2011, 38,000 shares of Series B preferred stock with a par value of $0.001 were issued and outstanding.

Series  C  Preferred  Stock  has  no  voting  rights and  is entitled  to  receive cumulative dividends in preference to any dividend on the common stock at  a rate of 10% per share, per year, to be issued if and when declared by the Board of  Directors and  can be converted at any time into common stock on a 1 for 1 basis. In the event of any  liquidation, the holders of  shares of Series C Preferred Stock then outstanding shall be entitled to receive  an  amount equal to  the  purchase price per share, plus an amount equal to declared but  unpaid dividends  thereon, if  any,  to  the  date of payment. In connection with the acquisition of Faith TV, we issued 100,000  shares  of Series C Preferred Stock valued at $9,000. We also sold 5,000,000 shares of Series C Preferred Stock for $250,000. As of March 31, 2011, 18,691,395 shares of Series C preferred stock with a par value of $0.001 were issued and outstanding.

b. COMMON STOCK

Stock for services

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

During fiscal year 2010, 9,454,000 common shares have been issued for services valued at $459,246.

The Company retired twenty million shares of common stock effective November 15, 2010. The shares were issued as restricted shares in anticipation of a private financing that never took effect. The certificate for these shares was never out of the personal control of The Company’s management.

In February 2011, the Company amended its Articles of Incorporation authorizing an additional 250,000,000 shares.

Stock for debt

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

NOTE 12. LITIGATION, CONTINGENCIES AND COMMITMENTS

Laurus Master Fund Settlement

On  March  24,  2009,  ValCom and Laurus Master Fund, Ltd, a company  organized under the laws of the Cayman  Islands  and  Chicago Title Company, a California Corporation entered into a Settlement Agreement  whereby  ValCom  resolved  its previously asserted claims against Laurus and Chicago Title.  Pursuant  to  the terms of the Agreement, Laurus agreed to pay the Company five hundred and fifty  thousand dollars  ($556,000)  which  was  received  by  the Company's  attorney  on  March  30,  2009.  Within ten calendar days after the Company receives

NOTE 12. LITIGATION, CONTINGENCIES AND COMMITMENTS (Continued)

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

The Company filed suit in January 2011 against Chameleon Communications and Frankie “Buddy” Winsett for non-payment of 14 months of rent, six months of employee payroll and 10% ownership in the studio in which ValCom managed including other miscellaneous expenses.  No trial date has been set.

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

INTRODUCTION AND COMPANY UPDATE

ValCom is a fully integrated Entertainment Company that has been in business for over 25 years and has gone through its ups and downs. It looks like it’s turning the corner within the Broadcast Division by paying off its Television Network and has found a niche in the Live Events Television Production Division by successfully producing a hit show; Michel Legrand and Friends, which received great reviews was purchased by one of the top Television Networks in the United States. The show will generate a minimum of $500,000 of revenue to the Company and it anticipates bringing millions over the next five years worldwide.

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

As far as the Real Estate Auction, we have finally figured out how to successfully run the program after the previous attempts that were unsuccessful. In November 2010, the company entered into a 3 year agreement with United Country Auction Services to develop a series of televised real estate auctions.  United Country Auctions Services is the nation's largest integrated real estate & auction company. The company has a national network of over 700 offices, 4000 agents nationwide, over 2.5 Billion in annual sales, and is rated #1 Global Real Estate Franchise by Dun & Bradstreet. The company will begin the auctions in March 2011 and carry them through the rest of the year.

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

My Family TV continues its rapid expansion. In 1st quarter, the network started distributing programming to multiple markets including Detroit, MI , Fresno, CA , Sacramento, CA, and Springfield, MO. ValCom also announced a joint venture with Chattanooga based Luken Communications related to the operations, programming, distribution, and marketing of the network.

My Family TV will be part of a bundle of television networks originated and distributed by Luken from their state-of-the-art facility in Chattanooga. The venture allows ValCom and Luken to leverage multiple television networks when negotiating the content for My Family TV. The relationship has brought new programming to My Family TV including a morning talk-show; classic television programs like Route 66, Lassie, I Spy, The Saint, The Cosby Show and The Rifleman; and fresh crime dramas like Cold Squad , Da Vinci's Inquest, Merv Griffon’s Crosswords.  Negotiations are already underway to obtain additional television programs that are expected to premiere on My Family TV throughout 2011. The venture has reduced overall costs at My Family TV through economies of scale that exist when multiple television networks operate within the same facility. The relationship with Luken Communications also creates additional distribution and sales opportunities for ValCom's content library. My Family TV is also in active negotiations with 28 television stations and will be launching in New York, Boston, and San Francisco in June 2011.

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

Valencia Entertainment entered into a Distribution Agreement with DLT Entertainment to sell the Michel Legrand and Friends Special around the world. On May 17, 2010 the show was delivered to Public Broadcast Network, who bought the Project for the US rights for a $250K fee and $12.00 per DVD and $8.00 per CD sold over the next 26 months. The Show started airing in August 2010 and the Network likes what Valencia Entertainment has produced and delivered to them. We also have several other countries interested in purchasing the project.

ValCom, through Valencia Entertainment International, operates a complete distribution and syndication service to producers and thus acquired content for its networks at little or no cost with its ability to guarantee TV broadcast and provide a launch for further home entertainment distribution on DVD and on-demand channels through other relationships. ValCom also has the opportunity to co-produce film and TV programs by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and then be able to acquire distribution rights for these productions.

ValCom owns a substantial library of television content with over 6,000 films and it also acquires third party film and TV programming which it distributes through Valencia Entertainment International.

Valencia Entertainment is on the cusp of generating millions of dollars of revenue for the company. ValCom has over 6,000 video and audio titles in its library. In 1st quarter 2011 an appraisal was conducted by DOS Broadcast and Appraisal Services to determine an accurate value of the content owned by the company. DOS has estimated that the value of the library exceeds $128 million. The library contains rare and unique video and audio content including 13 master recordings of Elvis Presley with The Platters; masters from Ike & Tina Turner before they were stars; and a very rare 3 Stooges film. The library also contains films starring the top names in Hollywood like Denzel Washington, Anthony Hopkins, Robert DiNiro, Jodi Foster, Russell Crowe and Mel Gibson.

In addition to utilizing the content to leverage the growth of My Family TV, the content can be licensed via various distribution channels including broadcast stations, cable networks, video on demand, and internet streaming. There is major revenue potential due to the overall expansion of new media and the growth of the international marketplace. For example, Netflix recently did a 5 year license of another company’s library of 250 titles for $750 million. Valencia has started the process of licensing the content in the syndication marketplace and has already lined up buyers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2011 VS. March 31, 2010

Revenues for the three months December 31, 2011 was $149,199, a decrease of $21,772 from $170,971 for the three months ended December 31, 2010. The decrease in revenue was principally due to the revenue received from the Michel Legrand and Friends show during March 2010.

Depreciation and amortization expense for the three months ended March 31, 2011 decreased by $17,312 or 36% from $48,604 for the three months ended March 31, 2011 to $31,292 for the same period in 2010.

General and administrative expenses for the three months ended March 31, 2011 decreased by $819,979 or 74% from $1,105,878 for the three months ended March 31, 2010 to $285,899 for the same period in 2010. The decrease was due principally to increased professional fees and other expenses associated with the Michel Legrand show produced in March 2010.

Interest expense for the three months ended March 31, 2011 decreased by $24,467 from $43,218 for the three months ended March 31, 2010 to $18,751 for the same period in 2010. The decrease was due to suspension of payments during the current fiscal year.

Due to the inventory valuation, the Company’s net income increased by $17,509,425 from a loss of $1,074,510 for the three months ended March 31, 2010 to a net income of $16,434,915 for the same period in 2011.

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

ValCom’s July Auction was pushed back to August 7, 2010 and did well selling 41 of 46 homes and the company plans on doing two a month starting in September for the rest of the year.

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

For over 25 years, ValCom has accumulated a substantial library of content that will be monetized through worldwide distribution. The library is comprised of over 6,000 titles that include films, television programs, and music. This content library has been recently appraised by an independent auditor that placed a minimum value of the library with a value of over $128 million.  Years ago the company had a distribution arm that was extremely successful in selling content. The company has rebuilt its distribution arm and has implemented an aggressive sales and marketing effort to sell broadcast rights to the content in 2011 to numerous media outlets domestically and internationally.

Valencia Entertainment is on the cusp of generating millions of dollars of revenue for the company. ValCom has over 6,000 video and audio titles in its library. In 1st quarter 2011 an appraisal was conducted by DOS Broadcast and Appraisal Services to determine an accurate value of the content owned by the company. DOS has estimated that the value of the library exceeds $128 million. The library contains rare and unique video and audio content including 13 master recordings of Elvis Presley with The Platters; masters from Ike & Tina Turner before they were stars; and a very rare 3 Stooges film. The library also contains films starring the top names in Hollywood like Denzel Washington, Anthony Hopkins, Robert Di Niro, Jodi Foster, Russell Crowe and Mel Gibson.

In addition to utilizing the content to leverage the growth of My Family TV, the content can be licensed via various distribution channels including broadcast stations, cable networks, video on demand, and internet streaming. There is major revenue potential due to the overall expansion of new media and the growth of the international marketplace. For example, Netflix recently did a 5 year license of another company’s library of 250 titles for $750 million. Valencia has started the process of licensing the content in the syndication marketplace and has already lined up buyers.

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

My Family TV continues its rapid expansion. In 1st quarter, the network started distributing programming to multiple markets including Detroit, MI , Fresno, CA , Sacramento, CA, and Springfield, MO. ValCom also announced a joint venture with Chattanooga based Luken Communications related to the operations, programming, distribution, and marketing of the network.

My Family TV will be part of a bundle of television networks originated and distributed by Luken from their state-of-the-art facility in Chattanooga. The venture allows ValCom and Luken to leverage multiple television networks when negotiating the content for My Family TV. The relationship has brought new programming to My Family TV including a morning talk-show; classic television programs like Route 66, Lassie, I Spy , and The Rifleman; and fresh crime dramas like Cold Squad and Da Vinci's Inquest.  Negotiations are already underway to obtain additional television programs that are expected to premiere on My Family TV throughout 2011. The venture has reduced overall costs at My Family TV through economies of scale that exist when multiple television networks operate within the same facility. The relationship with Luken Communications also creates additional distribution and sales opportunities for ValCom's content library.

My Family TV is also in active negotiations with 28 television stations and will be launching in New York, Boston, and San Francisco in June 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred a net loss of $186,704 and cash flows from operations of $57,488 for the three months ended March 31, 2011 and had an accumulated deficit of $13,089,392 at March 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Cash totaled $113,206 on March 31, 2011 compared to $352,106 as of March 31, 2010. During the three months ended March 31, 2011, net cash provided by operating activities totaled $57,488 compared to net cash used in operating activities of $250,260 for the comparable three month period in 2010. There was no cash used in investing activities for the three months ended March 31, 2011 compared to $880,630 used in investing activities for the comparable three month period in 2010. Net cash provided by financing activities for the three months ended March 31, 2011 totaled $37,400 compared to $1,396,580 for the comparable three month period in 2010.

The above cash flow activities yielded a net cash increase of $94,888 during the three months ended March 31, 2011 compared to an increase of $265,690 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a deficit of $635,503 as of March 31, 2011. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Dated: May 23, 2011

VALCOM, INC., A DELAWARE CORPORATION

By: /s/ Vince Vellardita

Vince Vellardita Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

ACCOUNTANT'S REVIEW REPORT

TO THE STOCKHOLDERS

VALCOM, INC.

INDIAN ROCKS, FLORIDA

We have reviewed the accompanying balance sheets of Valcom, Inc. (the "Company") for the quarter ending March 31, 2011, and the related statements of operations and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Valcom, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Labrozzi & Co., PA

Miami, FL

May 23, 2011