Form 10-Q
period 2011-06-30
VALCOM, INC
filed 2011-08-15
CIK 1013453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED June 30, 2011

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section} 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2011, the issuer had 178,151,158 shares of its $0.001 par value common stock outstanding.

VALCOM, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	September 30, 2010

ASSETS
Cash	$332,460	$18,318
Accounts receivable, net	133,705	413,635
Royalties receivable	1,875,000	2,000,000
Loans receivable	62,500	20,898
Film costs, net of accumulated amortization	1,039,058	965,304
Production costs	620,651	-
Prepaid expenses	10,000	-
Deferred credits – PTL Publishing	225,000	200,000
Property, equipment, net of accumulated depreciation	2,749,190	2,544,812
Inventory	18,775,150	1,653,495

TOTAL ASSETS	$25,822,714	$7,816,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$848,931	$688,116
Accrued expenses	64,457	70,672
Due to Foster	-	1,500
Due to Sin City	-	35,000
Deferred revenue – royalties	1,875,000	2,000,000
Due to related parties	-	681,000
Notes payable	1,323,890	912,990
Total Liabilities	4,112,278	4,389,278

SHAREHOLDERS’ EQUITY

Series A preferred stock, 50,000,000 shares authorized, $0.001 par value, 50,000,000 shares issued and outstanding	50,000	-

Series B preferred stock, 1,000,000 shares authorized, $0.001 par value, 38,000 shares issued and outstanding	38	38
Series C preferred stock, 25,000,000 shares authorized, $0.001 par value, 18,691,395 shares issued and outstanding	18,691	18,691
Common stock, 500,000,000 shares authorized, $0.001 par value,
178,151,158 and 50,138,158 issued and outstanding as of June 30, 2011 and September 30, 2010 respectively	178,151	50,138
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	19,185,073	16,136,533
Retained earnings (deficit)	2,302,005	(12,754,694)
Total Shareholder’s Equity	21,710,436	3,427,184

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,822,714	$7,816,462

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
REVENUES
Advertising	$25,290	$ -	$ 119,463	-
Programming	7,156	98,354	124,897	-
Royalties	-	-	125,000	-
Distribution	126,944	-	134,331	-
Ticket sales	-	-	89,328	-
Miscellaneous	7,500	-	33,037	(20,245)

Total revenues	166,890	98,354	626,056	(20,245)
Expenses

Depreciation and amortization	31,292	48,604	93,876	145,880
Bad debt	435,531	-	435,531	-
General and administrative	233,832	629,970	1,637,051	1,723,046

Total expenses	700,655	678,574	2,166,458	1,868,926

Loss before other income (expenses)	(533,765)	(580,220)	(1,540,402)	(1,888,171)

Other income (expenses)

Interest expense	(26)	(282,882)	(32,562)	(512,649)
Gain (loss) on derivative liabilities	-	(118,980)	-	78,076
Film library inventory adjustment	-	-	16,621,655	-
Other income	-	17,613	10,974	18,834
Other expenses	(8,511)	-	(9,515)	-

Total other income (expenses)	(8,537)	(384,249)	16,590,552	(415,739)

Net gain (loss) from operations	(542,302)	(964,469)	15,050,150	(2,304,910)

Loss from discontinued operations				(19,174)

Net income (loss)	$(542,302)	$ 964,469)	$ 15,050,150	$(2,324,084)
Weighted average shares outstanding	174,009,158	44,450,288	124,895,158	41,612,121

LOSS PER SHARE – basic and diluted	$(0.00)	$(0.02)	$ 0.12	$ (0.06)

VALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended June 30,
	2011		2010
OPERATING ACTIVITIES
Net gain (loss)	$15,050,150		$(2,324,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock paid for services	182,938		459,346
Depreciation and amortization expense	93,876		145,880
Amortization of debt discounts	-		439,792
Bad debt	435,531		-
Gain on derivative contracts	-		(78,076)
Gain on extinguishment of liabilities		-	(2,200)
Changes in operating assets and liabilities:
Accounts receivable	(155,601)		2,691
Royalties receivable	125,000		-
Loans receivable	(41,602)		-
Production costs	(620,651)		-
Film costs	(73,754)		-
Prepaid expenses	(10,000)		(275,000)
Inventory	(17,121,655)		300
Accounts payable	(160,815)		136,713
Accrued expenses	(6,215)		-
Due to Foster	(1,500)		15,000
Due to Sin City	(35,000)		-
Due to related parties	(681,000)		-
Deferred revenue	(125.000)		250,000

Net cash used in continuing operations	(3,145,298)		(1,229,638)
Net cash provided by discontinued operations	-		18,746

Net cash used in operating activities:	(3,145,298)		(1,210,892)

INVESTING ACTIVITIES

Purchase of property and equipment	-		(1,090)
Increase in restricted assets	-		60,230
Net cash provided by investing activities	-		59,140

FINANCING ACTIVITIES
Proceeds from the sale of common stock	-		100,950
Changes in additional paid in capital	3,048,540		-
Proceeds from notes payable, net	-		956,990
Proceeds from related party debt, net	410,900		25,000
Net cash provided by financing activities	3,459,440		1,082,940

NET INCREASE (DECREASE) IN CASH	314,142		(68,812)
CASH AT BEGINNING OF PERIOD	18,318		81,410
CASH AT END OF PERIOD	$332,460		$12,598

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-		$2,500
Income taxes	-		-

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

Principles of Consolidation

The consolidated financial statements include the accounts of ValCom, Inc. and its two  wholly-owned  subsidiaries, Valencia Entertainment, Inc. (VEI),  which  was acquired in February 2001, and My Family TV, LLC (formerly known as Faith TV) which was acquired in December 2008. Investments in affiliated companies over which the Company has a significant influence or ownership of more than 20% but less than or equal to 50% are accounted for under the equity method. The Company has no equity affiliates as of June 30, 2011.

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

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for  substantially the Full-term of the financial instruments.

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

Revenue Recognition

Revenue from the sales or licensing of films is recognized upon meeting all recognition requirements of Accounting Standard Codification 926, Entertainment — Films (“ASC 926”) (formerly Statement of Position 00-2). These requirements are a.) persuasive evidence of a sale or licensing arrangement with a customer exists, b.) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery, c.) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, d.) the arrangement fee is fixed or determinable, and e) collection of the arrangement fee is reasonably assured. .

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

If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount. There was no allowance for doubtful accounts at June 30, 2011.

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

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. There was no impairment recorded at June 30, 2011.

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

The carrying value of the film costs are periodically reviewed for impairment. If events or changes in circumstance indicate that the fair value of the capitalized costs on a specific film are less than their carrying value, an impairment charge is recognized in the amount by which the unamortized costs exceed the project’s fair value. No impairment charge was recognized for the year ended June 30, 2011.

Development Costs

Development costs are capitalized costs related to projects not in production. If the project is greenlit, the costs are reclassified as Film Costs. The Company evaluates on a monthly basis, all projects in development. If the Company decides to abandon any project, an expense for the costs incurred to date will be included in the Company’s consolidated statements of operations. There were no development costs as of June 30, 2011.

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

NOTE 3. PROPERTY AND EQUIPMENT

 Property and equipment are comprised of the following:

	June 30, 2011
		Life
	2010	(in years)

Studio equipment and computers	$1,439,188	$5
Film video equipment	1,750,913	5-7
Office equipment	43,121	5-7

Subtotal	3,233,222
Less: accumulated depreciation and amortization	(484,032)

Property and equipment, net	$2,749,190

Depreciation and amortization expense related to property and equipment was $31,292 for the three month period ending June 30. 2011.

NOTE 4. FILM COSTS

The Company has completed a Documentary and Special on Michael Legrand for PBS. The Special was released in March of 2010.

Film costs at June 30, 2011 consist of the following:

Documentary in release	$1,070,316

Accumulated amortization	$(31,258)

Film costs, net	$1,039,058

Based on the Company’s estimates of projected gross revenues as of June 30, 2011, the Company expects approximately 80% of completed films, net of accumulated amortization, will be amortized during the next three years.

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

The Company incorporated a wholly-owned subsidiary on May 31, 2011 named Five Platters, Inc. (“Platters”) in the state of Nevada. Platters mission is to digitize the audio and film library owned by the Company and to license the rights of the library content. In a financing agreement by and among the Company and Platters, and Tri-Partners, LLC, a New Jersey limited liability company, Tri-Partners agreed to provide a $600,000 loan to Platters to fund the facilitation of the transfer of the audio library to digital media along with other related uses, provided that the Company guarantees repayment of the loan proceeds. The loan bears interest of 0.46% per annum and is due on or before June 19, 2013. The loan amounts are to be provided in three $200,000 tranches; the first tranche occurring upon signature of the agreement with the second tranche to be provided September 11, 2011, and the final on January 1, 2012.

As of June 30, 2011, the balance owed all lenders was $1,323,890.

NOTE 6.

CONVERTIBLE NOTE

On January 6, 2009, we entered into a convertible note agreement.  The terms of the  note  are as follows: principal amount $100,000; annual interest  rate  of 10%; maturity  date  of  January  6,  2011. The note is convertible into common shares at a rate of $0.10. In connection  with  the  note,  we issued 1,000,000 warrants  with  an  exercise  price  of  $0.20.  These warrants, which vested immediately, were valued using the Black Scholes Option Pricing Model.  This Note was purchased by Greystone Partners on July 8, 2010 and was extended and due July 22, 2011.  The rate was increased from 10% to 14%.  The interest was prepaid in stock form on September 22, 2010.

NOTE 7.

INVENTORY- AUDIO AND FILM LIBRARY

An independent appraisal service and an independent certified public accountant have collectively prepared a valuation on the Company’s audio and film library. The library is composed of a large collection of videos, movies, audio recordings, and TV shows.  The appraisers considered multiple factors in determining fair market value of $23,206,942 with a net present value of $161,572,209. These factors used in the valuation process were as follows and have not been audited:

Cost - $18,275,150. Cost has been calculated by the appraiser and confirmed by an independent certified public accountant working with the appraiser. The audio and film library inventory was adjusted accordingly resulting in an increase in net income in the Statement of Operations.

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

In the opinion of the appraiser and staff, the values published in the appraisal are conservative and have the potential to increase as additional work is completed on the library and restoration of many of the unique and historical films continue.  There are also additional audio tracks and films which have not been valued as of the appraisal date which may be added to the library and valued separately.

NOTE 8. INCOME TAXES

No provision for Federal and  state  income  taxes  has  been  recorded  as the Company  has  incurred  net  operating  losses  through  June 30, 2011. At June 30, 2011, the Company had approximately $21,991,285 of net operating loss carry-forwards for Federal income tax reporting purposes available to offset future taxable income. Such carry-forwards commenced expiring beginning in 2011.

Deferred tax assets at June 30, 2011 consist primarily of the tax effect of the net operating loss carry-forwards, which amounted to approximately $7,115,059.  Other deferred tax assets and liabilities are not significant.  We provided a full valuation allowance on the deferred tax assets at June 30, 2011 to reduce  such  deferred  income  tax  assets to zero, as we believe that realization of such amounts is not considered more likely than not.

The following is a reconciliation of the provision for income taxes at the U.S. Federal income tax rate to the income taxes reflected in the Consolidated Statement of Operations:

	June 30, 2011	June 30, 2010
Tax Expense (Benefit) at Statutory Rate	(34)%	(34)%
State Tax Rate, Net of Federal	(6)	(6)
Change In Valuation Allowance	40	40
Effective Tax Rate	0%	0%

The components of the net deferred tax asset are summarized below:

	June 30, 2011	June 30, 2010
Deferred Tax Asset:
Net Operating Losses	$7,115,059	$7,115,059
Less: Valuation Allowance	(7,115,059)	(7,115,059)
Total	$–	$–

NOTE 9. STOCK ACTIVITY

a. CONVERTIBLE PREFERRED STOCK

At June 30, 2011, our authorized shares of convertible Preferred Stock were as follows:

Series A: Solomed PTE Ltd

The Company, in accordance with filing amended Articles of Incorporation, has added a class of preferred stock related to an agreement the company has executed with Solomed PTE Ltd. The Company has issued 50 million shares of Series A preferred stock that can be converted 1:1 on a non-diluted basis. The shares have been posted as collateral with Solomed PTE Ltd for a line of credit available to the Company.

Solomed will provide an initial line of credit of $1 million at 10% interest with an option to secure an additional $2 million; $300,000 of the initial line will be used for strategic acquisitions, $200,000 will be used for a buy-back of ValCom stock, and $500,000 for the funding of additional operations. The $1 million interest-bearing line of credit will be held in escrow where ValCom can draw down the funds as needed. The additional $2 million line will be available to the company based on ValCom’s fulfilling obligations to Solomed. ValCom is obligated to draw down a minimum of $150,000 of the funds.

Series  B:  Preferred Stock with no voting rights, is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1for 5 basis. In  the event of any liquidation, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount  equal  to  declared but unpaid dividends  thereon, if any, to the date of payment, as of June 30, 2011. As of June 30, 2011, 38,000 shares of Series B preferred stock with a par value of $0.001 were issued and outstanding.

Series C: Preferred Stock has no voting rights and is entitled to receive cumulative dividends in preference to any dividend on the common stock at a rate of 10% per share, per year, to be issued if and when declared by the Board of Directors and can be converted at any time into common stock on a 1:1 basis. In the event of any liquidation, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to receive an amount equal to the purchase price per share, plus an amount equal to declared but unpaid dividends thereon, if any, to the date of payment. In connection with the acquisition of Faith TV, we issued 100,000 shares of Series C Preferred Stock valued at $9,000. We also sold 5,000,000 shares of Series C Preferred Stock for $250,000. As of June 30, 2011, 18,691,395 shares of Series C preferred stock with a par value of $0.001 were issued and outstanding.

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

NOTE 10. SEGMENTS

The following is a discussion of our operating segments:

      -  MyFamily  TV  - is  a  TV  network  and  broadcasting  division  centered  primarily on programming that includes movies; family  programming  such  as Highway to Heaven, The Bill Cosby Show, Route 66, & Merv Griffin’s Crosswords; children’s programming; reality TV; and lifestyle programming.

   -  Film  &  TV  Productions  - has over 1,000 movie titles, 200 television episodes,  and 5,000 songs which  are  typically  licensed  out  for  seven years.

   -  Real Estate Auctions - is primarily designed to sell discounted foreclosed properties to a TV audience through a live auction.

   - Five Platters, Inc. digitizes the audio and film library owned by the Company and licenses the rights of the library content with titles and artists like Ike and Tina Turner, The Platters Golden Anniversary with Elvis Presley and many more.

NOTE 11. BANKRUPTCY FILING

On August 5, 2008 the United States Bankruptcy Court for the Central District of California entered an Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") of the Company. The Plan classifies claims and interest in various Classes  according  to their right to priority  of  payments  as  provided in the United States Bankruptcy  Code,  11 U.S.C.{section} 101 et seq. (the  "Bankruptcy  Code").  The Plan provides that upon payment of all obligations pursuant to the Plan, the Company shall be discharged of liability for payment of debts, claims and liabilities incurred before confirmation of the Plan, to the extent specified in {section}1141 of the Bankruptcy Code.

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

On the Effective Date, unexpired leases and executory contracts were assumed as obligations of the reorganized Company.  The Order of the Court approving the Plan constitutes an order approving the assumption of each lease and contract.  Within 120 days of the entry of the order confirming the Plan, the Company filed a status report with the Court explaining what progress has been made toward consummation of the confirmed Plan.  The status report was served on the United States Trustee, the twenty largest unsecured creditors, and those parties who have requested notice. Status reports are filed every 120 days and served on the same entities until the Plan is fully consummated.

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

NOTE 12. LITIGATION, CONTINGENCIES AND COMMITMENTS

Laurus Master Fund Settlement

On March 24, 2009, ValCom and Laurus Master Fund, Ltd, a company organized under the laws of the Cayman Islands and Chicago Title Company, a California Corporation entered into a Settlement Agreement whereby ValCom resolved its previously asserted claims against Laurus and Chicago Title. Pursuant to the terms of the Agreement, Laurus agreed to pay the Company five hundred and fifty six thousand dollars ($556,000) which was received by the Company's attorney on March 30, 2009. Within ten calendar days after the Company receives payment from Laurus, the Company filed a Request for Dismissal of its claims, with prejudice, of its actions against Laurus and Chicago Title and Chicago Title. This settlement was reflected as `Other Income’ in the consolidated statements of operations.

In March 2010, The Company filed suit against AAN (America’s Auction Network) and Jeremiah Hartman for Breach of Agreement pertaining to Real Estate Auctions. In the first quarter, the Company advertised and introduced AAN to a third party bank that foreclosed homes and jointly marked them for three successful auctions and was to be reimbursed for advertising and expenses and 25% of the profits. No trial date has been set as of yet.

In March 2010, Mr. Carl Powers, Vice President of Sales and Marketing; was terminated for cause, subsequent to the termination, Mr. Powers took the Company to arbitration. In the first quarter of 2011, the Arbitrator ruled that the Company was to pay 1/3 of Mr. Powers’ contract.  The Company is making arrangements to pay the Arbitrator’s award.  Mr. Powers resigned as a board member two weeks after his termination.  The Company continues to negotiate a settlement and hopes to have Mr. Powers paid off by September 30, 2011.

The Company filed suit in January 2011 against Chameleon Communications and Frankie “Buddy” Winsett for non-payment of 14 months of rent, six months of employee payroll and 10% ownership in the studio in which ValCom managed including other miscellaneous expenses. No trial date has been set.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” ; “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

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

As far as the Real Estate Auction, we have finally figured out how to successfully run the program after the previous attempts which were unsuccessful. In November 2010, the company entered into a 3 year agreement with United Country Auction Services to develop a series of televised real estate auctions.  United Country Auctions Services is the nation's largest integrated real estate & auction company. The company has a national network of over 700 offices, 4000 agents nationwide, over 2.5 Billion in annual sales, and is rated #1 Global Real Estate Franchise by Dun & Bradstreet. The company will begin the auctions before the end of the year.

PLAN OF OPERATION

As of June 30, 2011, ValCom, Inc. (“ValCom” or the “Company”) operations were comprised of the following activities:

1. TV Stations and Broadcast Division

2. Film and Television Production

3. Live Theater Event Division

4. Real estate and other broadcasting Event Auctions

5. Audio library

Corporate offices are located at 2113A Indian Rocks Beach, Florida.

1. BROADCASTING UPDATE

Following the 100% acquisition of the Christian Television Network, Faith TV LLC on December 15 2008, ValCom began an immediate rebranding to “My Family TV”. The network which had been operating through 60 broadcast, IPTV and cable affiliates at the time of acquisition has now grown to over 80 affiliates. With a primary focus on family friendly programming, management has engaged a strategic plan of growth through quality programming, distribution through organic growth and acquisition leading to a strong foundation for sales. My Family TV is a strong family friendly network with a core established audience and broadcasts to over 30m households through its extensive affiliate network of full and part time affiliates. My Family TV is an emerging network created for American families.

With the acquisition of My Family TV, ValCom now has a library of over 1,000 films, over 200 episodic TV series and more than 500 individual TV one-off specials and documentary programs.

ValCom has made significant changes to My Family TV that has increased the overall value of the network. Some of these changes include: New programming blocks of health and lifestyle, classic television, comedies, children’s and primetime entertainment and over 80 movies per month; Increasing carriage to include major growth markets such as: New York, San Francisco, Boston, Charlotte, Phoenix, Tampa and Knoxville. The implementation of an aggressive effort to secure cable and broadcast coverage in additional major markets will lead to improved ratings and increased revenues.

In less than one year ValCom eliminated all debt from the acquisition and is operating My Family TV with almost no debt load. Short term plans include the acquisition and launching of new channels that will grow in value based on 4 factors: Programming, Distribution, Ad Sales and Low Operational Expenses. The company has positioned itself to be a U.S. market leader in live interactive televised auctions, traditional and innovative family programming, and sports, and will launch this successful formula to major international markets in 2012.

Through our joint venture with New Global Communications, Inc., we own a 45% equity interest in ValCom Broadcasting, LLC a New York limited liability company, which operates KVPS (Channel 8), an independent television broadcaster in the Palm Springs, California market. ValCom has not realized significant revenues from this joint venture to date.

My Family TV continues its rapid expansion. In the 2nd of 2011, the network started distributing programming to multiple markets including Miami, FL, Albany/Utica, NY, and Myrtle Beach/Florence, SC. ValCom also announced a joint venture with Chattanooga based Luken Communications related to the operations, programming, distribution, and marketing of the network.

My Family TV is part of a bundle of television networks originated and distributed by Luken from their state-of-the-art facility in Chattanooga. The venture allows ValCom and Luken to leverage multiple television networks when negotiating the content for My Family TV.  The relationship has brought new programming to My Family TV including a morning talk-show; classic television programs like Highway to Heaven, Route 66, Lassie, I Spy, The Bill Cosby Show and The Rifleman; fresh crime dramas like Cold Squad, Da Vinci's Inquest; and the Merv Griffon’s Crosswords game-show.  Negotiations are already underway to obtain additional television programs that are expected to premiere on My Family TV throughout 2011. The venture has reduced overall costs at My Family TV through economies of scale that exist when multiple television networks operate within the same facility. The relationship with Luken Communications als o creates additional distribution and sales opportunities for ValCom's content library.

My Family TV is also in active negotiations with 28 television stations and will be launching in New York, Boston, San Francisco, Knoxville, Virginia Beach, Hampton, VA, Bluefield, WV and the Tri-Cities, VA area in the 3rd Quarter of 2011.

A major revenue stream for ValCom is network television. The vision of the company is to follow the path of ABC Family; a network that was purchased for $1.6 Billion and was later sold for $5.1 Billion. The first network being built by ValCom is My Family TV, which was acquired by the company in 2008.

2. FILM AND TV PROGRAM PRODUCTION DIVISION / DISTRIBUTION UPDATE

ValCom’s business includes television production for network and syndication programming, motion pictures and real estate holdings. Revenue is primarily generated through the lease of the sound stages and production. Our past and present clients include Paramount Pictures, Don Belisarious Productions, Warner Brothers, Universal Studios, MGM, HBO, NBC, 20th Century Fox, Disney, CBS, Sony, Showtime, the USA Network, the Game Show Network, Endemol, BET Home Shopping Network and Sullivan Studios.

ValCom has a long history of TV and film production and continuously develops projects for productions and considers proposals for co-production. ValCom has developed and produced a number of live action series pilots and full length feature film projects such as PCH (Pacific Coast Highway) and the 40 episode TV series AJ’s Time Travelers. ValCom has been commissioned to produce shows such as Truster for Fox; it also produces development shows for itself for the purpose of pitching to networks such as the New York based sitcom Fuhgedabowit and Let’s Do It Again featuring Frankie Avalon. With its integrated studio operation, studio equipment and post production facility, ValCom has the opportunity to co- produce by way of the provision of services with the opportunity to defer costs and also to provide executive producer services to assist with development, planning, financing and distribution.

On October 1, 2003 we formed New Zoo Revue, LLC pursuant to a joint venture agreement with O Atlas Enterprises, Inc. a California corporation. New Zoo Revue, LLC was formed for the development and production of “New Zoo Revue” a feature film and television series and marketing of existing episodes. The company did not proceed with the production of the new feature film or series but in 2004, it did complete a distribution agreement for the DVD with BCI Eclipse for 183 episodes of the New Zoo Revue library. ValCom has not realized significant revenues from animation to date but has just started selling to other broadcast networks.

In 2009, ValCom produced the documentary feature film `Michel Legrand is Music’. The documentary paid tribute to Michel Legrand’s five-decade, multiple award-winning career composing many of the most memorable film and television scores and songs of all time. ValCom Inc. premiered the documentary in a limited week-long theatrical run in New York City on September 18, 2009 at the Coliseum Theater. In addition, the documentary premiered in Los Angeles on September 16, 2009 at the Laemmle Grand Cineplex 4. “Michel Legrand Is Music” honors the work of the three-time Academy Award-winning French music composer, arranger, conductor and pianist Michel Legrand. Legrand composed more than 200 film and television scores and numerous jazz, popular and classical musical albums. He won Academy Awards for Best Music, Original Song for “The Windmills of Your Mind” from “The Thomas Crown Affair” (1969), Best Music, Original Dramatic Score for “Summer of ‘42” (1971) and Best Music, Original Song for Barbra Streisand Movie “Yentl” (1983). Academy Award-winning actor Jon Voight narrates the documentary which was prized with special appearances from Barbra Streisand, Quincy Jones, Tony Bennett and Johnny Mathis.

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

ValCom owns a substantial library of television content with over 6,000 titles and it also acquires third party film and TV programming which it distributes through Valencia Entertainment International.

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

The Company has entered into several licensing deals for its content totaling $434,370.00 and has currently finalized four contracts and is negotiating two more which are expected to close at any time; all will be paid throughout the terms of the agreements.

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

ValCom, through its subsidiary, Valencia Entertainment, produced a live theatre event based on Michel Legrand and his music that occurred in March 2010 at the MGM Grand’s Garden Arena, Las Vegas and featured a line-up of major international recording stars. The event took place on March 26th and Michel Legrand conducted a 66-piece orchestra that included guests such as Quincy Jones, Sting, Dionne Warwick, Andy Williams, George Benson, Jon Voight, Patti Page, Steve Lawrence, Melissa Manchster, Neil Sedaka and Jerry Lewis and included a tribute piece by Ray Charles. The show paid musical tribute to some of Legrand’s Academy Award-winning MGM movies including “Yentl”, “Thomas Crown Affair” and “Summer of 42”. The superstar extravaganza was also captured on film for a made-for-TV-Special to air at a later date.

The Michel Legrand and Friends Special had a very successful turnout with over 3,000 attendees at the show, while the box office generated over $150,000 in Sales, of which approximately $87,000 belongs to the Company; topping it off with the sale to Public Broadcast Network, who aired the show in August. The Network paid the Company a $250,000 fee and a Backend participation of $12.00 for every DVD sold and $8.00 for every CD sold over the next 26 months. The Contract is for the United States only.

Valencia Entertainment has already begun discussions with other Broadcast Networks on new show ideas branching from its library. One show in particular is The Platters; the Company owns all of the masters from the late 1950’s as well as other top musical giants and plans on structuring another show similar to the successful project, Michel Legrand and Friends. The Platters’ show would also be another TV Special Concert and sell through a DVD and CD program, similar to the Doo Wop Special Rhino Records put out; which has grossed over $40 Million US dollars to date.

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

In June 2009, ValCom together with Florida Opportunities, Inc set up Sun Investments LLC, a 51% subsidiary of ValCom, Inc. to develop the business opportunity of live event and regular real estate auctions on broadcast TV. Sun Investments will acquire suitable properties and together with ValCom production studios. My Family TV, will produce live auction events. ValCom acquires additional TV carriage through the purchase of airtime on major networks and markets the events nationwide.

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

During the quarter ended June 30, 2010, we divested in Sun Investments, Inc., though ValCom will continue its operations as it relates to real estate auctions. In November 2010, the company entered into a 3 year agreement with United Country Auction Services to develop a series of televised real estate auctions. United Country Auctions Services is the nation's largest integrated real estate & auction company. The company has a national network of over 700 offices, 4000 agents nationwide, over $2.5 Billion in annual sales, and is rated #1 Global Real Estate Franchise by Dun & Bradstreet.  We anticipate making the auctions more exciting with the offering of financing as well as auctioning off down payments rather than the sales price. These are variants that will make the process more enticing and will create more interaction. At this time, ValCom has put the auctions on hold in order for the Company to focus on the Libr ary and monetizing its assets, but plans on commencing once again by the end of the year.

5. AUDIO AND FILM LIBRARY UPDATE

For over 25 years, the Company has accumulated a substantial library of content that will be monetized through worldwide distribution. The audio and film library is comprised of over 6,000 titles that include films, television programs, and music. This content library has been recently appraised by an independent auditor that placed a minimum value of the library with a value of over $128 million.  Years ago, the company had a distribution arm that was extremely successful in selling content. The company has rebuilt its distribution arm and has implemented an aggressive sales and marketing effort to sell broadcast rights to the content in 2011 to numerous media outlets domestically and internationally.

The Company incorporated a wholly-owned subsidiary on May 31, 2011 named Five Platters, Inc. (“Platters”) in the state of Nevada. Platters mission is to digitize the audio and film library owned by the Company and to license the rights of the library content. In a financing agreement by and among the Company and Platters, and Tri-Partners, LLC, a New Jersey limited liability company, Tri-Partners agreed to provide a $600,000 loan to Platters to fund the facilitation of the transfer of the audio library to digital media along with other related uses, provided that the Company guarantees repayment of the loan proceeds. The loan bears interest of 0.46% per annum and is due on or before June 19, 2013. The loan amounts are to be provided in three $200,000 tranches; the first tranche occurring upon signature of the agreement with the second tranche to be provided September 11, 2011, and the final on January 1, 2012.

In conjunction with the loan from Tri-Partners, a commission agreement was also executed on June 10, 2011 with Tri-Partners. Platters agreed to provide a 25% commission on licensing rights’ net revenue of the film and audio library. In addition, if the Library is sold in its entirety, either as the individual entity, Five Platters, Inc., or included as a part of the sale of ValCom, Inc., Tri-Partners, LLC will receive a commission of 7.5% of either the net sale price or the recognized value as part of the sale of ValCom, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2011 VS. June 30, 2010

Revenues for the three months ended June 30, 2011 was $166,890, an increase of $68,526 from $98,354 for the three months ended June 30, 2010. The increase in revenue is due to the increase in distribution revenue.

Depreciation and amortization expense for the three months ended June 30, 2011 decreased by $17,312 or 36% from $48,604 for the three months ended June 30, 2010 to $31,292 for the same period in 2011.

General and administrative expenses for the three months ended June 30, 2011 decreased by $396,138 or 63% from $629,970 for the three months ended June 30, 2010 to $233,832 for the same period in 2011. The decrease was due principally to decreased professional fees and no expenses associated with the Michel Legrand show produced in March 2010.

Interest expense for the three months ended March 31, 2011 decreased by $282,944 from $282,882 for the three months ended June 30, 2010 to $26 for the same period in 2011. The decrease was due to suspension of payments during the current fiscal year.

The Company’s net loss decreased by $422,167 from a loss of $964,469 for the three months ended June 30, 2010 to a net loss of $542,302 for the same period in 2011.

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

ValCom, through its subsidiary, Valencia Entertainment completed the production of a live theatre event based on Michel Legrand and his music in March 2010 at the MGM Grand’s Garden Arena, Las Vegas and featured a line-up of major international recording stars. The event took place on March 26th and Michel Legrand conducted a 66-piece orchestra which included guests such as Quincy Jones, Dionne Warwick, Sting, Andy Williams, George Benson, Jon Voight, Patti Page, Steve Lawrence, Melissa Manchester, Neil Sedaka and Jerry Lewis. The show paid musical tribute to some of Legrand’s Academy Award-winning MGM movies including “Yentl”, “Thomas Crown Affair” and “Summer of 42”. The superstar extravaganza was also captured on film for a made-for-TV-Special. Valencia Entertainment, through DLT Entertainment sold the Michel Legrand Special to Public Broadcasting Network for a License Fee of $250,000 and $12 per DVD and $8 per CD sold over the next 26 months.

Valencia Entertainment has already begun discussions with other Broadcast Networks on new show ideas branching from its library. One show in particular is The Platters; the Company owns all of the masters from the late 1950’s as well as other top musical giants and plans on structuring another show similar to the successful project, Michel Legrand and Friends. The Platters’ show aired in the fall of 2010, which is also another TV Special Concert and sold through a DVD and CD program, similar to the Doo Wop Special Rhino Records put out; which has grossed over $40 Million US dollars to date.

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

The Company has entered into several licensing deals for its content totaling $434,370.00 and has currently finalized four contracts and is negotiating two more which are expected to close at any time; all will be paid throughout the terms of the agreements.

The growth of ValCom and My Family TV is attracting the interest of significant investment groups.  At this moment My Family TV has no debt and is operating near breakeven. Growing the network can be done through organic growth or through an acquisition or merger. The company has been approached by a number of large entities that have communicated that they are extremely interested in either a merger or acquisition scenario.  Company management is evaluating these opportunities on a case by case basis.

My Family TV continues its rapid expansion. In the 2nd quarter of 2011, the network started distributing programming to multiple markets including Miami, Albany, and Myrtle Beach/Florence, SC. ValCom also announced a joint venture with Chattanooga based Luken Communications related to the operations, programming, distribution and marketing of the network.

My Family TV is part of a bundle of television networks originated and distributed by Luken from their state-of-the-art facility in Chattanooga. The venture allows ValCom and Luken to leverage multiple television networks when negotiating the content for My Family TV.  The relationship has brought new programming to My Family TV including a morning talk-show; classic television programs like Highway to Heaven, Route 66, Lassie, I Spy, The Bill Cosby Show and The Rifleman; fresh crime dramas like Cold Squad, Da Vinci's Inquest; and the Merv Griffon’s Crosswords game-show.  Negotiations are already underway to obtain additional television programs that are expected to premiere on My Family TV throughout 2011. The venture has reduced overall costs at My Family TV through economies of scale that exist when multiple television networks oper ate within the same facility. The relationship with Luken Communications also creates additional distribution and sales opportunities for ValCom's content library.

My Family TV is also in active negotiations with 28 television stations and will be launching in New York, Boston, San Francisco, Knoxville, Virginia Beach, Hampton, VA, Bluefield, WV and the Tri-Cities, VA area in the 3rd Quarter 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred net income of $15,050,150 due to the inventory adjustment and cash flows used in operations of $3,145,298 for the three months ended June 30, 2011 and had retained earnings of $2,302,005 at June 30, 2011. Notwithstanding the inventory adjustment, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Cash totaled $332,460 on June 30, 2011 compared to $18,318 as of June 30, 2010. During the three months ended June 30, 2011, net cash used in operating activities totaled $3,145,298 compared to net cash used in operating activities of $1,210,892 for the comparable three month period in 2010. There was no cash provided by investing activities for the three months ended June 30, 2011 compared to $59,140 provided by investing activities for the comparable three month period in 2010. Net cash provided by financing activities for the three months ended June 30, 2011 totaled $3,459,440 due to an increase in additional paid in capital compared to $1,082,940 for the comparable three month period in 2010.

The above cash flow activities yielded a net cash increase of $314,142 during the three months ended June 30, 2011 compared to a decrease of $68,812 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a deficit of $374,723 as of June 30, 2011. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Vince Vellardita, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2011. Based upon that evaluation, the Company’s CEO /CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, incl uding the Company’s CEO /CFO, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

No change has occurred in the Company’s internal controls over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In March 2010, Mr. Powers was terminated for cause and subsequently Mr. Powers took the company to arbitration. In the first quarter of 2011, the Arbitrator ruled that the Company was to pay 1/3 of Mr. Powers’ contract.  The Company is making arrangements to pay the Arbitrator’s award and plans on having him paid off by September 30, 2011.  Mr. Powers resigned as a board member two weeks after his termination.

The Company filed suit in January 2011 against Chameleon Communications and Frankie “Buddy” Winsett for non-payment of 14 months’ rent, six months of employee payroll, and 10% ownership in the studio in which ValCom managed, besides other expenses.  No trial date has been set.

On or about June 22, 2011, the United States Bankruptcy Court for the Central District of California, on Motion by the Office of the United States Trustee, dismissed the Chapter 11 bankruptcy of Valcom, Inc. which had been filed in September 2007.  The Court was satisfied that Valcom, Inc. had fulfilled the terms of its Plan of Reorganization.

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

Except as set forth above, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

C.

On May 11, 2011 the Company held a Shareholders meeting to approve the election of the following members to the Board of Directors of the Company: Vince Vellardita, Chairman of the Board of Directors; Frank O’Donnell, Director; Timothy Harrington, Director; Silvana Costa Manning, Director; and Michael Vredegoor, Director.  Finally the shareholders voted approval of an additional amendment to the Company’s Certificate of Incorporation allowing for a reverse stock split of the outstanding shares of the Company’s Common Stock at a ratio of either: one-for-two, one-for-five, one-for-ten, or one-for-twenty to be determined by the Board of Directors of the Company without further approval from the shareholders.  With respect to the items on the proxy, a majority of shareholders of the Company voted in favor of the appointment of the Board of Directors, the discretionary authority to effect a reverse stock split, and the appointment of Labrozzi & Company, PA as auditors of the Company for the fiscal year commencing December 31, 2010.

ITEM 6 - EXHIBITS.

(A) Exhibits

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

The Company incorporates by reference all exhibits to its Form 10-K for the year ending September 30, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

VALCOM, INC., A DELAWARE CORPORATION

By: /s/ Vince Vellardita

Vince Vellardita
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)