Form 10-Q/A
period 2011-06-30
VALCOM, INC
filed 2011-09-02
CIK 1013453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-Q/A
(Amendment No. 1)

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

VALCOM, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	September 30, 2010
		As Restated
ASSETS
Cash	$319,498	$2,426
Accounts receivable, net	738,520	593,548
Royalties receivable	2,000,000	2,000,000
Loans receivable	62,500	62,500
Film costs, net of accumulated amortization	2,504,362	2,504,362
Production costs	620,651	595,651
Prepaid expenses	20,511	-
Deferred credits	225,000	225,000
Property, equipment, net of accumulated depreciation	2,744,147	2,744,147
Inventory	18,775,150	1,653,495

TOTAL ASSETS	$28,010,339	$10,381,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$983,678	$392,497
Accrued expenses	36,573	69,687
Due to Foster	-	1,500
Due to Sin City	-	35,000
Notes payable	1,352,890	1,565,140
Total Liabilities	2,373,141	2,063,824

SHAREHOLDERS’ EQUITY

Series A preferred stock, 50,000,000 shares authorized, $0.001 par value, 50,000,000 shares issued and outstanding	50,000	-
Series B preferred stock, 1,000,000 shares authorized, $0.001 par value, 38,000 shares issued and outstanding	38	38
Series C preferred stock, 25,000,000 shares authorized, $0.001 par value, 18,691,395 shares issued and outstanding	18,691	18,691
Common stock, 500,000,000 shares authorized, $0.001 par value, 178,151,158 and 50,138,158 issued and outstanding as of June 30, 2011 and September 30, 2010 respectively	178,151	50,138
Treasury stock, 35,000 shares	(23,522)	(23,522)
Additional paid-in capital	10,576,396	8,965,046
Retained earnings (deficit)	14,837,444	(693,086)

Total Shareholder’s Equity	25,043,322	8,317,305

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,010,339	$10,381,129

The accompanying notes are an integral part of these consolidated financial statements.

VALCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
REVENUES

Advertising	$25,290	$-	$119,463	$
Programming	7,156	98,354	71,131		-
Distribution	126,944	-	128,822		-
Ticket sales	-	-	89,328		-
Miscellaneous	7,500	-	86,803		-

Total revenues	166,890	98,354	459,547		-
Expenses

Depreciation and amortization	31,292	48,604	93,876		145,880
General and administrative	199,153	629,970	1,534,182		1,743,291

Total expenses	230,445	678,574	1,628,058		1,889,171

Loss before other income (expenses)	(63,555)	(580,220)	(1,132,511)		(1,889,171)

Other income (expenses)

Interest expense	(26)	(282,882)	(7,166)		(512,649)
Gain (loss) on derivative liabilities	-	(118,980)	-		78,076
Film library inventory adjustment	-	-	16,669,164		-
Other income	-	17,613	10,558		18,834
Other expenses	(8,486)	-	(9,515)		-

Total other income (expenses)	(8,512)	(384,249)	16,663,041		(415,739)

Net gain (loss) from operations	(72,067)	(964,469)	15,530,530		(2,304,910)

Loss from discontinued operations					(19,174)

Net income (loss)	$(72,067)	$(964,469)	$15,530,530		$(2,324,084)
Weighted average shares outstanding	174,009,158	44,450,288	124,895,158		41,612,121

LOSS PER SHARE – basic and diluted	$(0.00)	$(0.02)	$0.12		$(0.06)

VALCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended June 30,
	2011	2010

OPERATING ACTIVITIES
Net gain (loss)	$15,530,530	$(2,324,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for debt	667,996	459,346
Depreciation and amortization expense	93,876	145,880
Amortization of debt discounts	-	439,792
Gain on derivative contracts	-	(78,076)
Gain on extinguishment of liabilities	-	(2,200)
Changes in operating assets and liabilities:
Accounts receivable	(144,972)	2,691
Production costs	(25,000)	-
Prepaid expenses	(20,511)	(275,000)
Inventory	(16,669,164)	300
Accounts payable	591,181	136,713
Accrued expenses	(33,114)	-
Due to Foster	(1,500)	15,000
Due to Sin City	(35,000)	-
Deferred revenue	-	250,000
Net cash used in continuing operations	(45,678)	(1,229,638)
Net cash provided by discontinued operations	-	18,746
Net cash used in operating activities:	(45,678)	(1,210,892)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,090)
Increase in restricted assets	-	60,230

Net cash provided by investing activities	-	59,140

FINANCING ACTIVITIES
Proceeds from the sale of common stock	575,000	100,950
Proceeds/payments on notes payable, net	(212,250)	956,990
Proceeds from related party debt, net	-	25,000
Net cash provided by financing activities	362,750	1,082,940

NET INCREASE (DECREASE) IN CASH	317,072	(68,812)
CASH AT BEGINNING OF PERIOD	2,426	81,410
CASH AT END OF PERIOD	$319,498	$12,598

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$2,500
Income taxes	-	-

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

Film Cost

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

NOTE 6. CONVERTIBLE NOTE

On January 6, 2009, we entered into a convertible note agreement.  The terms of the  note  are as follows: principal amount $100,000; annual interest  rate  of 10%; maturity  date  of  January  6,  2011. The note is convertible into common shares at a rate of $0.10. In connection  with  the  note,  we issued 1,000,000 warrants  with  an  exercise  price  of  $0.20.  These warrants, which vested immediately, were valued using the Black Scholes Option Pricing Model.  This Note was purchased by Greystone Partners on July 8, 2010 and was extended and due July 22, 2011. The rate was increased from 10% to 14%. The interest was prepaid in stock form on September 22, 2010 and the note has been paid for in full.

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

The following is a reconciliation of the provision for income taxes at the U.S. Federal income tax rate to the income taxes reflected in the Consolidated Statement of Operations:

	June 30,	June 30,
	2011	2010
Tax Expense (Benefit) at Statutory Rate	(34)%	(34)%
State Tax Rate, Net of Federal	(6)	(6)
Change In Valuation Allowance	40	40
Effective Tax Rate	0%	0%

The components of the net deferred tax asset are summarized below:

	June 30,	June 30,
	2011	2010
Deferred Tax Asset:
Net Operating Losses	$7,115,059	$7,115,059
Less: Valuation Allowance	(7,115,059)	(7,115,059)
Total	$—	$—

NOTE 9. STOCK ACTIVITY

a. CONVERTIBLE PREFERRED STOCK

At June 30, 2011, our authorized shares of convertible Preferred Stock were as follows:

Series A: Solomed PTE Ltd
The Company, in accordance with filing amended Articles of Incorporation, has added a class of preferred stock related to an agreement the company has executed with Solomed PTE Ltd. The Company has issued 50 million shares of Series A preferred stock that can be converted 1:1 on a non-diluted basis and have voting rights. The shares have been posted as collateral with Solomed PTE Ltd for a line of credit available to the Company.

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

2. The Universal Studios 'Battlestar Galactica' prop and memorabilia auction by live web-cast in 2009 over a number of days from the Pasadena Convention Centre

3. The Grammy Awards 'Music Cares' auction as part of the 2009 Grammy Awards

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

During the quarter ended June 30, 2010, we divested in Sun Investments, Inc., though ValCom will continue its operations as it relates to real estate auctions. In November 2010, the company entered into a 3 year agreement with United Country Auction Services to develop a series of televised real estate auctions. United Country Auctions Services is the nation's largest integrated real estate & auction company. The company has a national network of over 700 offices, 4000 agents nationwide, over $2.5 Billion in annual sales, and is rated #1 Global Real Estate Franchise by Dun & Bradstreet. We anticipate making the auctions more exciting with the offering of financing as well as auctioning off down payments rather than the sales price. These are variants that will make the process more enticing and will create more interaction. At this time, ValCom has put the auctions on hold in order for the Company to focus on the Library and monetizing its assets, but plans on commencing once again by the end of the year.

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

General and administrative expenses for the three months ended June 30, 2011 decreased by $430,817 or 68% from $629,970 for the three months ended June 30, 2010 to $199,153 for the same period in 2011. The decrease was due principally to decreased professional fees and no expenses associated with the Michel Legrand show produced in March 2010.

Interest expense for the three months ended March 31, 2011 decreased by $282,944 from $282,882 for the three months ended June 30, 2010 to $26 for the same period in 2011. The decrease was due to suspension of payments during the current fiscal year.

The Company’s net loss decreased by $892,402 from a loss of $964,469 for the three months ended June 30, 2010 to a net loss of $72,067 for the same period in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. The Company incurred net income of $15,530,530 due to the inventory adjustment and cash flows used in operations of $45,678 for the nine months ended June 30, 2011 and had retained earnings of $14,837,444 at June 30, 2011. Notwithstanding the inventory adjustment, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Cash totaled $319,498 on June 30, 2011 compared to $12,598 as of June 30, 2010. During the three months ended June 30, 2011, net cash used in operating activities totaled $45,678 compared to net cash used in operating activities of $1,210,892 for the comparable three month period in 2010. There was no cash provided by investing activities for the three months ended June 30, 2011 compared to $59,140 provided by investing activities for the comparable three month period in 2010. Net cash provided by financing activities for the three months ended June 30, 2011 totaled $362,750 due to sales of common stock to $1,082,940 for the comparable three month period in 2010.

The above cash flow activities yielded a net cash increase of $317,072 during the three months ended June 30, 2011 compared to a decrease of $68,812 during the comparable prior year period.

Net working capital (current assets less current liabilities) was a surplus of $37,767 as of June 30, 2011. The Company will need to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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